Form 10-Q
period 2015-03-31
ALCOA INC.
filed 2015-04-23
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 17, 2015, 1,222,381,828 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa and subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	First quarter ended March 31,
	2015	2014

Sales (I)	$5,819	$5,454

Cost of goods sold (exclusive of expenses below)	4,443	4,495
Selling, general administrative, and other expenses	232	236
Research and development expenses	55	51
Provision for depreciation, depletion, and amortization	321	340
Restructuring and other charges (D)	177	461
Interest expense	122	120
Other (income) expenses, net (H)	(12)	25

Total costs and expenses	5,338	5,728

Income (loss) before income taxes	481	(274)
Provision (benefit) for income taxes (K)	226	(77)

Net income (loss)	255	(197)

Less: Net income (loss) attributable to noncontrolling interests	60	(19)

NET INCOME (LOSS) ATTRIBUTABLE TO ALCOA	$195	$(178)

EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS (J):
Basic	$0.15	$(0.16)

Diluted	$0.14	$(0.16)

Dividends paid per common share	$0.03	$0.03

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Comprehensive (Loss) Income (unaudited)

(in millions)

	Alcoa		Noncontrolling Interests		Total
	First quarter ended March 31,		First quarter ended March 31,		First quarter ended March 31,
	2015	2014	2015	2014	2015	2014

Net income (loss)	$195	$(178)	$60	$(19)	$255	$(197)

Other comprehensive (loss) income, net of tax (C):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	105	77	2	—	107	77
Foreign currency translation adjustments	(957)	249	(250)	87	(1,207)	336
Net change in unrealized gains on available-for-sale securities	2	—	—	—	2	—
Net change in unrecognized losses on cash flow hedges	(64)	32	—	2	(64)	34

Total Other comprehensive (loss) income, net of tax	(914)	358	(248)	89	(1,162)	447

Comprehensive (loss) income	$(719)	$180	$(188)	$70	$(907)	$250

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	March 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,191	$1,877
Receivables from customers, less allowances of $13 in 2015 and $14 in 2014 (L)	1,469	1,395
Other receivables (L)	709	733
Inventories (F)	3,173	3,082
Prepaid expenses and other current assets	1,180	1,182

Total current assets	7,722	8,269

Properties, plants, and equipment	33,864	35,517
Less: accumulated depreciation, depletion, and amortization	18,576	19,091

Properties, plants, and equipment, net	15,288	16,426

Goodwill (E)	5,050	5,247
Investments	1,931	1,944
Deferred income taxes	2,485	2,754
Other noncurrent assets (E)	3,218	2,759

Total assets	$35,694	$37,399

LIABILITIES
Current liabilities:
Short-term borrowings	$80	$54
Accounts payable, trade	2,934	3,152
Accrued compensation and retirement costs	777	937
Taxes, including income taxes	357	348
Other current liabilities	890	1,021
Long-term debt due within one year	26	29

Total current liabilities	5,064	5,541

Long-term debt, less amount due within one year	8,711	8,769
Accrued pension benefits	3,163	3,291
Accrued other postretirement benefits	2,128	2,155
Other noncurrent liabilities and deferred credits	2,785	2,849

Total liabilities	21,851	22,605

CONTINGENCIES AND COMMITMENTS (G)

EQUITY
Alcoa shareholders’ equity:
Preferred stock	55	55
Mandatory convertible preferred stock	3	3
Common stock	1,304	1,304
Additional capital	9,124	9,284
Retained earnings	9,520	9,379
Treasury stock, at cost	(2,841)	(3,042)
Accumulated other comprehensive loss (C)	(5,591)	(4,677)

Total Alcoa shareholders’ equity	11,574	12,306

Noncontrolling interests	2,269	2,488

Total equity	13,843	14,794

Total liabilities and equity	$35,694	$37,399

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Three months ended March 31,
	2015	2014
CASH FROM OPERATIONS
Net income (loss)	$255	$(197)
Adjustments to reconcile net income (loss) to cash from operations:
Depreciation, depletion, and amortization	321	340
Deferred income taxes	23	(18)
Equity income, net of dividends	24	35
Restructuring and other charges (D)	177	461
Net gain from investing activities – asset sales (H)	—	(27)
Net periodic pension benefit cost (M)	122	109
Stock-based compensation	26	25
Excess tax benefits from stock-based payment arrangements	(9)	(1)
Other	(73)	44
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables	(146)	(255)
(Increase) in inventories	(266)	(302)
(Increase) decrease in prepaid expenses and other current assets	(20)	13
(Decrease) in accounts payable, trade	(183)	(130)
(Decrease) in accrued expenses	(354)	(381)
Increase (decrease) in taxes, including income taxes	93	(120)
Pension contributions	(85)	(91)
(Increase) in noncurrent assets	(26)	(6)
(Decrease) in noncurrent liabilities	(54)	(50)

CASH USED FOR OPERATIONS	(175)	(551)

FINANCING ACTIVITIES
Net change in short-term borrowings (original maturities of three months or less)	26	(4)
Additions to debt (original maturities greater than three months)	517	621
Payments on debt (original maturities greater than three months)	(519)	(631)
Proceeds from exercise of employee stock options	24	71
Excess tax benefits from stock-based payment arrangements	9	1
Dividends paid to shareholders	(54)	(33)
Distributions to noncontrolling interests	(29)	(35)
Contributions from noncontrolling interests	—	20

CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES	(26)	10

INVESTING ACTIVITIES
Capital expenditures	(247)	(209)
Acquisitions, net of cash acquired (E)	(204)	—
Proceeds from the sale of assets and businesses (E)	(8)	—
Additions to investments	(12)	(62)
Sales of investments	—	30
Net change in restricted cash	(4)	(7)
Other	10	8

CASH USED FOR INVESTING ACTIVITIES	(465)	(240)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(20)	9

Net change in cash and cash equivalents	(686)	(772)
Cash and cash equivalents at beginning of year	1,877	1,437

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,191	$665

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions, except per-share amounts)

	Alcoa Shareholders
	Preferred stock	Mandatory convertible preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Non- controlling interests	Total equity

Balance at December 31, 2013	$55	$—	$1,178	$7,509	$9,272	$(3,762)	$(3,659)	$2,929	$13,522
Net loss	—	—	—	—	(178)	—	—	(19)	(197)
Other comprehensive income	—	—	—	—	—	—	358	89	447
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	—	(1)	—	—	—	(1)
Common @ $0.03 per share	—	—	—	—	(32)	—	—	—	(32)
Stock-based compensation	—	—	—	25	—	—	—	—	25
Common stock issued: compensation plans	—	—	—	(316)	—	367	—	—	51
Issuance of common stock	—	—	89	486	—	—	—	—	575
Distributions	—	—	—	—	—	—	—	(35)	(35)
Contributions	—	—	—	—	—	—	—	20	20
Other	—	—	—	—	—	—	—	(1)	(1)

Balance at March 31, 2014	$55	$—	$1,267	$7,704	$9,061	$(3,395)	$(3,301)	$2,983	$14,374

Balance at December 31, 2014	$55	$3	$1,304	$9,284	$9,379	$(3,042)	$(4,677)	$2,488	$14,794
Net income	—	—	—	—	195	—	—	60	255
Other comprehensive loss	—	—	—	—	—	—	(914)	(248)	(1,162)
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	—	(1)	—	—	—	(1)
Preferred-Class B @ $6.71875 per share	—	—	—	—	(17)	—	—	—	(17)
Common @ $0.03 per share	—	—	—	—	(36)	—	—	—	(36)
Stock-based compensation	—	—	—	26	—	—	—	—	26
Common stock issued: compensation plans	—	—	—	(186)	—	201	—	—	15
Distributions	—	—	—	—	—	—	—	(29)	(29)
Other	—	—	—	—	—	—	—	(2)	(2)

Balance at March 31, 2015	$55	$3	$1,304	$9,124	$9,520	$(2,841)	$(5,591)	$2,269	$13,843

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)

(dollars in millions, except per-share amounts)

A. Basis of Presentation – The interim Consolidated Financial Statements of Alcoa Inc. and its subsidiaries (“Alcoa” or the “Company”) are unaudited. These Consolidated Financial Statements include all adjustments, consisting of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2014 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). This Form 10-Q report should be read in conjunction with Alcoa’s Annual Report on Form 10-K for the year ended December 31, 2014, which includes all disclosures required by GAAP. Certain amounts in previously issued financial statements were reclassified to conform to the current period presentation.

B. Recently Adopted and Recently Issued Accounting Guidance

Adopted

On January 1, 2015, Alcoa adopted changes issued by the Financial Accounting Standards Board (FASB) to reporting discontinued operations and disclosures of disposals of components of an entity. These changes require a disposal of a component to meet a higher threshold in order to be reported as a discontinued operation in an entity’s financial statements. The threshold is defined as a strategic shift that has, or will have, a major effect on an entity’s operations and financial results such as a disposal of a major geographical area or a major line of business. Additionally, the following two criteria have been removed from consideration of whether a component meets the requirements for discontinued operations presentation: (i) the operations and cash flows of a disposal component have been or will be eliminated from the ongoing operations of an entity as a result of the disposal transaction, and (ii) an entity will not have any significant continuing involvement in the operations of the disposal component after the disposal transaction. Furthermore, equity method investments now may qualify for discontinued operations presentation. These changes also require expanded disclosures for all disposals of components of an entity, whether or not the threshold for reporting as a discontinued operation is met, related to profit or loss information and/or asset and liability information of the component. The adoption of these changes had no impact on the Consolidated Financial Statements. This guidance will need to be considered in the event Alcoa initiates a disposal transaction.

Issued

In January 2015, the FASB issued changes to the presentation of extraordinary items. Such items are defined as transactions or events that are both unusual in nature and infrequent in occurrence, and, currently, are required to be presented separately in an entity’s income statement, net of income tax, after income from continuing operations. The changes eliminate the concept of an extraordinary item and, therefore, the presentation of such items will no longer be required. Notwithstanding this change, an entity will still be required to present and disclose a transaction or event that is both unusual in nature and infrequent in occurrence in the notes to the financial statements. These changes become effective for Alcoa on January 1, 2016. Management has determined that the adoption of these changes will not have an impact on the Consolidated Financial Statements.

In February 2015, the FASB issued changes to the analysis that an entity must perform to determine whether it should consolidate certain types of legal entities. These changes (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. These changes become effective for Alcoa on January 1, 2016. Management is currently evaluating the potential impact of these changes on the Consolidated Financial Statements.

C. Accumulated Other Comprehensive Loss

The following table details the activity of the four components that comprise Accumulated other comprehensive loss for both Alcoa’s shareholders and noncontrolling interests:

	Alcoa		Noncontrolling Interests
	First quarter ended March 31,		First quarter ended March 31,
	2015	2014	2015	2014
Pension and other postretirement benefits (M)
Balance at beginning of period	$(3,601)	$(3,532)	$(64)	$(51)
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	42	17	—	—
Tax expense	(11)	(3)	—	—

Total Other comprehensive income before reclassifications, net of tax	31	14	—	—

Amortization of net actuarial loss and prior service cost/benefit(1)	114	98	3	1
Tax expense(2)	(40)	(35)	(1)	(1)

Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	74	63	2	—

Total Other comprehensive income	105	77	2	—

Balance at end of period	$(3,496)	$(3,455)	$(62)	$(51)

Foreign currency translation
Balance at beginning of period	$(846)	$179	$(351)	$(110)
Other comprehensive (loss) income(3)	(957)	249	(250)	87

Balance at end of period	$(1,803)	$428	$(601)	$(23)

Available-for-sale securities
Balance at beginning of period	$—	$2	$—	$—
Other comprehensive income(4)	2	—	—	—

Balance at end of period	$2	$2	$—	$—

Cash flow hedges (N)
Balance at beginning of period	$(230)	$(308)	$(2)	$(2)
Other comprehensive (loss) income:
Net change from periodic revaluations	(110)	36	—	3
Tax benefit (expense)	34	(8)	—	(1)

Total Other comprehensive (loss) income before reclassifications, net of tax	(76)	28	—	2

Net amount reclassified to earnings:
Aluminum contracts(5)	13	5	—	—
Energy contracts(6)	2	—	—	—

Sub-total	15	5	—	—
Tax expense(2)	(3)	(1)	—	—

Total amount reclassified from Accumulated other comprehensive loss, net of tax(7)	12	4	—	—

Total Other comprehensive (loss) income	(64)	32	—	2

Balance at end of period	$(294)	$(276)	$(2)	$—

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note M).

(2)	These amounts were included in Provision (benefit) for income taxes on the accompanying Statement of Consolidated Operations.
(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(4)	In all periods presented, unrealized and realized gains and losses related to these securities were immaterial. Realized gains and losses were included in Other (income) expenses, net on the accompanying Statement of Consolidated Operations.
(5)	These amounts were included in Sales on the accompanying Statement of Consolidated Operations.
(6)	These amounts were included in Cost of goods sold on the accompanying Statement of Consolidated Operations.
(7)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings. These amounts were reflected on the accompanying Statement of Consolidated Operations in the line items indicated in footnotes 1 through 6.

D. Restructuring and Other Charges – In the first quarter of 2015, Alcoa recorded Restructuring and other charges of $177 ($158 after-tax and noncontrolling interest), which were comprised of the following components: $149 ($142 after-tax and noncontrolling interest) related to the March 2015 divestiture of a rolling mill in Russia and post-closing adjustments associated with three December 2014 divestitures (see Note E); $16 ($11 after-tax) for the separation of approximately 680 employees (Primary Metals segment) and supplier contract-related costs associated with the decision to temporarily curtail the remaining capacity (74,000 metric-tons-per-year) at the São Luís smelter in Brazil; $13 ($8 after-tax and noncontrolling interest) for layoff costs, including the separation of approximately 210 employees (130 in the Engineered Products and Solutions segment, 30 in the Global Rolled Products segment, and 50 in Corporate); a net charge of $6 ($3 after-tax and noncontrolling interest) for other miscellaneous items; and $7 ($6 after-tax) for the reversal of a number of small layoff reserves related to prior periods.

In the first quarter of 2014, Alcoa recorded Restructuring and other charges of $461 ($274 after-tax and noncontrolling interests), which were comprised of the following components: $336 ($189 after-tax and noncontrolling interest) for exit costs related to decisions to permanently shut down and demolish two smelters and two rolling mills (see below); $70 ($46 after-tax and noncontrolling interest) for the temporary curtailment of two smelters and a related production slowdown at one refinery (see below); $33 ($26 after-tax) for asset impairments related to prior capitalized costs for a modernization project at a smelter in Canada that is no longer being pursued; $13 ($8 after-tax) for layoff costs, including the separation of approximately 170 employees (110 in the Engineered Products and Solutions segment and 60 in Corporate); a net charge of $15 ($9 after-tax) for other miscellaneous items; and $6 ($4 after-tax and noncontrolling interests) for the reversal of a number of small layoff reserves related to prior periods.

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

The decisions on the Massena East and Point Henry smelters were part of a 15-month review of 460,000 metric tons of smelting capacity initiated by management in May 2013 for possible curtailment. Through this review, management determined that the remaining capacity of the Massena East smelter was no longer competitive and the Point Henry smelter had no prospect of becoming financially viable. Management also initiated the temporary curtailment of the remaining capacity (62,000 metric-tons-per-year) at the Poços de Caldas smelter and additional capacity (85,000 metric-tons-per-year) at the São Luís smelter, both in Brazil. These curtailments were completed by the end of May 2014. As a result of these curtailments, 200,000 metric-tons-per-year of production at the Poços de Caldas refinery was reduced by the end of June 2014.

Also in the 2014 first quarter, management approved the permanent shutdown of Alcoa’s two rolling mills in Australia, Point Henry and Yennora. This decision was made due to the significant impact of excess can sheet capacity in both Australia and Asia. The two rolling mills had a combined can sheet capacity of 200,000 metric-tons-per-year and were closed by the end of 2014. Demolition and remediation activities related to the two rolling mills will begin in mid 2015 and are expected to be completed by the end of 2018.

In the first quarter of 2014, costs related to the shutdown and curtailment actions included $133 for the layoff of approximately 1,830 employees (1,230 in the Primary Metals segment, 470 in the Global Rolled Products segment, 90 in the Alumina segment, and 40 in Corporate); asset impairments of $91 representing the write-off of the remaining book value of all related properties, plants, and equipment; accelerated depreciation of $59 related to the three facilities in Australia as they continued to operate during 2014; and $123 in other exit costs. Additionally, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value, resulting in a charge of $34 ($20 after-tax and noncontrolling interest), which was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. The other exit costs of $123 represent $55 in asset retirement obligations and $38 in environmental remediation, both of which were triggered by the decisions to permanently shut down and demolish the aforementioned structures in the United States and Australia, and $30 in supplier and customer contract-related costs.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	First quarter ended March 31,
	2015	2014
Alumina	$7	$7
Primary Metals	25	331
Global Rolled Products	135	90
Engineered Products and Solutions	5	4

Segment total	172	432
Corporate	5	29

Total restructuring and other charges	$177	$461

As of March 31, 2015, approximately 90 of the 890 employees associated with 2015 restructuring programs, approximately 2,320 of the 2,870 employees (previously 2,910 - updated to reflect employees accepting other positions within Alcoa and natural attrition) associated with 2014 restructuring programs, and 1,460 of the 1,530 employees associated with 2013 restructuring programs were separated. The remaining separations for the 2015, 2014, and 2013 restructuring programs are expected to be completed by the end of 2015.

In the 2015 first quarter, cash payments of $1, $50, and $3 were made against the layoff reserves related to the 2015, 2014, and 2013 restructuring programs, respectively.

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2013	$96	$42	$138

2014:
Cash payments	(191)	(22)	(213)
Restructuring charges	259	194	453
Other*	(66)	(180)	(246)

Reserve balances at December 31, 2014	98	34	132

2015:
Cash payments	(54)	(3)	(57)
Restructuring charges	24	6	30
Other*	(13)	(6)	(19)

Reserve balances at March 31, 2015	$55	$31	$86

*	Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation. In the 2015 three-month period, Other for layoff costs also included a reclassification of $3 in pension costs, as this obligation was included in Alcoa’s separate liability for pension obligations (see Note M). In 2014, Other for layoff costs also included a reclassification of $26 in pension costs, as this obligation was included in Alcoa’s separate liability for pension obligations. Additionally in 2014, Other for other exit costs also included a reclassification of the following restructuring charges: $95 in asset retirement and $47 in environmental obligations, as these liabilities were included in Alcoa’s separate reserves for asset retirement obligations and environmental remediation.

The remaining reserves are expected to be paid in cash during 2015, with the exception of approximately $15 to $20, which is expected to be paid over the next several years for lease termination costs, ongoing site remediation work, and special separation benefit payments.

E. Acquisitions and Divestitures – In November 2014, Alcoa completed the acquisition of an aerospace jet engine components company, Firth Rixson, for $2,995 plus $130 in contingent consideration. The preliminary allocation of the purchase price at that time resulted in total assets of $3,470, including $1,898 in goodwill and $398 in intangibles, and $475 in total liabilities, including the $130 of contingent consideration. These amounts are subject to change upon further review by management, including consideration of a third-party valuation of the assets acquired and liabilities assumed. In the first quarter of 2015, Alcoa updated the estimated beginning balances of certain assets acquired, including a decrease to properties, plants, and equipment of $135, an increase to intangible assets of $570, and a decrease to goodwill of $275. These changes were based on management’s review of preliminary information from the in-progress third party valuation, which is expected to be completed by mid 2015. The intangible assets of $968 consist primarily of customer relationships and contracts, backlog, qualifications, and technology.

In March 2015, Alcoa completed the acquisition of an aerospace structural castings company, TITAL, for $204 (€188) in cash. TITAL, a privately held company with approximately 650 employees based in Germany, produces aluminum and titanium investment casting products for the aerospace and defense end markets. The purpose of this acquisition is to capture increasing demand for advanced jet engine components made of titanium, establish titanium-casting capabilities in Europe, and expand existing aluminum casting capacity. The assets and liabilities of this business were included within Alcoa’s Engineered Products and Solutions segment since the date of acquisition. Based on the preliminary allocation of the purchase price, goodwill of $123 was recorded for this transaction, none of which is estimated to be deductible for income tax purposes. The final allocation of the purchase price will be based on management’s best estimates, including a valuation of the assets acquired and liabilities assumed, which may result in the identification of other intangible assets, and other studies related to potential environmental and contingent liabilities. This transaction is subject to certain post-closing adjustments as defined in the purchase agreement.

Also in March 2015, Alcoa signed a definitive agreement to acquire RTI International Metals, Inc. (RTI), a U.S. company publicly traded on the New York Stock Exchange under the ticker symbol “RTI.” Alcoa plans to purchase all outstanding shares of RTI common stock in a stock-for-stock transaction valued at approximately $1,100 (based on the $12.92 per share March 31, 2015 closing price of Alcoa’s common stock). Each issued and outstanding share of RTI common stock immediately prior to the completion of the transaction will be converted into the right to receive 2.8315 shares of Alcoa common stock (no fractional shares will be issued; a cash payment (without interest) in an amount reflecting prevailing market prices of Alcoa common stock on the New York Stock Exchange following the effective time of the merger will be made in lieu thereof). The exchange ratio is the quotient of a $41 per RTI common share acquisition price and the $14.48 per share March 6, 2015 closing price of Alcoa’s common stock. As of March 31, 2015, RTI had 30,794,405 shares of common stock outstanding. Additionally, Alcoa will assume approximately $500 in debt (see below) and acquire approximately $300 in cash.

The outstanding shares of RTI common stock as of March 31, 2015 do not include certain compensatory RTI equity awards that will be granted the right to receive the exchange ratio as provided for in the merger agreement upon completion of the transaction. Additionally, the $500 of assumed debt relates to two outstanding series of RTI convertible senior notes, of which holders may elect to convert into shares of RTI common stock (13,070,774) upon meeting certain conditions in the related indenture prior to completion of the transaction. If such conversion occurs, these shares of RTI common stock also would be granted the right to receive the exchange ratio upon completion of the transaction.

RTI is a global supplier of titanium and specialty metal products and services for the commercial aerospace, defense, energy, and medical device end markets. The purpose of this acquisition is to expand Alcoa’s range of titanium offerings and add advanced technologies and materials, primarily related to the aerospace end market. In 2014, RTI generated net sales of $794 and had approximately 2,600 employees. The proposed transaction is subject to customary conditions, including the receipt of all applicable regulatory approvals and RTI shareholder approval. RTI will be included within Alcoa’s Engineered Products and Solutions segment.

In the 2015 first quarter, Alcoa completed the divestiture of an operation in Russia (see below) and had post-closing adjustments, as provided for in the respective purchase agreements, related to three divestitures completed in December 2014. The divestiture and post-closing adjustments combined resulted in a net cash payment of $8 and a net loss of $149 ($142 after-tax and noncontrolling interest), which was recorded in Restructuring and other charges (see Note D) on the accompanying Statement of Consolidated Operations. Three of these four divestitures remain subject to certain post-closing adjustments as defined in the respective purchase agreements.

In March 2015, Alcoa completed the sale of a rolling mill located in Belaya Kalitva, Russia to a wholly-owned subsidiary of Stupino Titanium Company. While owned by Alcoa, the operating results and assets and liabilities of the rolling mill were included in the Global Rolled Products segment. The rolling mill generated sales of approximately $130 in 2014 and, at the time of divestiture, had approximately 1,870 employees.

F. Inventories

	March 31, 2015	December 31, 2014
Finished goods	$769	$768
Work-in-process	1,106	1,035
Bauxite and alumina	594	578
Purchased raw materials	514	508
Operating supplies	190	193

	$3,173	$3,082

At March 31, 2015 and December 31, 2014, the total amount of inventories valued on a last in, first out (LIFO) basis was $1,590 and $1,514, respectively. If valued on an average-cost basis, total inventories would have been $757 and $767 higher at March 31, 2015 and December 31, 2014, respectively.

G. Contingencies and Commitments

Contingencies

Litigation

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

In June 2012, Alcoa received formal notification from the Italian Government with a calculated recovery amount of $375 (€303); this amount was reduced by $65 (€53) for amounts owed by the Italian Government to Alcoa, resulting in a net payment request of $310 (€250). In a notice published in the Official Journal of the European Union on September 22, 2012, the EC announced that it had filed an action against the Italian Government on July 18, 2012 to compel it to collect the recovery amount (on October 17, 2013, the European Court of Justice ordered Italy to so collect). On September 27, 2012, Alcoa received a request for payment in full of the $310 (€250) by October 31, 2012. Following discussions with the Italian Government regarding the timing of such payment, Alcoa paid the requested amount in five quarterly installments of $69 (€50) beginning in October 2012 through December 2013. Notwithstanding the payments made, Alcoa’s estimate of the most probable loss of the ultimate outcome of this matter and the low end of the range of reasonably possible loss, which is $172 (€159) to $329 (€303), remains the $172 (€159) recorded in 2009 (the U.S. dollar amount reflects the effects of foreign currency movements since 2009). Alcoa no longer has a reserve for this matter; instead, Alcoa has a noncurrent asset reflecting the excess of the total of the five payments made to the Italian Government over the reserve recorded in 2009. At March 31, 2015, the noncurrent asset was $99 (€91) (this does not include the $57 (€53) for amounts owed by the Italian Government to Alcoa mentioned above).

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

In June 2013 and August 2014, Alcoa decided to permanently shut down and demolish the Fusina and Portovesme smelters, respectively, due to persistent uneconomical conditions.

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

Alcoa’s remediation reserve balance was $538 and $543 at March 31, 2015 and December 31, 2014 (of which $66 and $70 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated.

In the 2015 first quarter, the remediation reserve was increased by $8 due to a charge of $7 related to the Portovesme location (see below) and a net charge of $1 associated with a number of other sites. The changes to the remediation reserve were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations.

Payments related to remediation expenses applied against the reserve were $6 in the 2015 first quarter. This amount includes expenditures currently mandated, as well as those not required by any regulatory authority or third party. In the 2015 first quarter, the change in the reserve also reflects a decrease of $7 due to the effects of foreign currency translation.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be approximately 2% of cost of goods sold.

The following discussion provides details regarding the current status of certain significant reserves related to current or former Alcoa sites.

Massena West, NY—Alcoa has an ongoing remediation project related to the Grasse River, which is adjacent to Alcoa’s Massena plant site. Many years ago, it was determined that sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs). The project, which was selected by the U.S. Environmental Protection Agency (EPA) in a Record of Decision (ROD) issued in April 2013, is aimed at capping PCB contaminated sediments with concentration in excess of one part per million in the main channel of the river and dredging PCB contaminated sediments in the near-shore areas where total PCBs exceed one part per million. At March 31, 2015 and December 31, 2014, the reserve balance associated with this matter was $238 and $239, respectively. Alcoa is in the planning and design phase, which is expected to take approximately two to three years from mid-2013, followed by the actual remediation fieldwork that is expected to take approximately four years. The majority of the project funding is expected to be spent between 2016 and 2020.

Sherwin, TX—In connection with the sale of the Sherwin alumina refinery, which was required to be divested as part of the Reynolds merger in 2000, Alcoa agreed to retain responsibility for the remediation of the then existing environmental conditions, as well as a pro rata share of the final closure of the active bauxite residue waste disposal areas (known as the Copano facility). Alcoa’s share of the closure costs is proportional to the total period of operation of the active waste disposal areas. At March 31, 2015 and December 31, 2014, the reserve balance associated with Sherwin was $32. Approximately half of the project funding is expected to be spent through 2019. The remainder is not expected to be spent in the foreseeable future as it is dependent upon the operating life of the active waste disposal areas.

East St. Louis, IL—Alcoa has an ongoing remediation project related to an area used for the disposal of bauxite residue from former alumina refining operations. The project, which was selected by the EPA in a ROD issued in July 2012, is aimed at implementing a soil cover over the affected area. On November 1, 2013, the U.S. Department of Justice lodged a consent decree on behalf of the EPA for Alcoa to conduct the work outlined in the ROD. This consent decree was entered as final in February 2014 by the U.S. Department of Justice. As a result, Alcoa began construction in March 2014; this project is expected to be completed in the second half of 2015. At March 31, 2015 and December 31, 2014, the reserve balance associated with this matter was $15.

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

In January 2014, in anticipation of Alcoa reaching a final administrative agreement with the MOE, Alcoa and Ligestra entered into a final agreement related to Fusina for allocation of payments to the MOE for emergency action and natural resource damages and the costs for the approved soil remediation project. The agreement resulted in Ligestra assuming 50% to 80% of all payments and remediation costs. On February 27, 2014, Alcoa and the MOE reached a final administrative agreement for conduct of work. This agreement, which is awaiting final approval by the Ministry of Infrastructure, includes both a soil and groundwater remediation project estimated to cost $33 (€24) and requires payments of $25 (€18) to the MOE for emergency action and natural resource damages. The remediation projects are slated to begin in the second half of 2015. Based on the final agreement with Ligestra, Alcoa’s share of all costs and payments is $17 (€12), of which $9 (€6) related to the damages will be paid annually over a 10-year period, which began in April 2014, and was previously fully reserved.

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

In October 2014, the MOE required a further revised project be submitted to reflect the removal of a larger volume of contaminated soil than what had been proposed, as well as design changes for the cap related to the remaining contaminated soil left in place and the expansion of an emergency containment groundwater pump and treatment system that was previously installed. Trasformazioni and Ligestra submitted the further revised soil remediation project in February 2015. As a result, Alcoa increased the reserve by $7 in the 2015 first quarter to reflect the increase in the estimated costs of the project. The ultimate outcome of this matter may result in a change to the existing reserve for Portovesme.

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

Mosjøen, Norway—In September 2012, Alcoa presented an analysis of remediation alternatives to the Norwegian Environmental Agency (NEA) (formerly the Norwegian Climate and Pollution Agency, or “Klif”), in response to a previous request, related to known PAHs in the sediments located in the harbor and extending out into the fjord. As such, Alcoa increased the reserve for Mosjøen by $20 in 2012 to reflect the estimated cost of the baseline alternative for dredging of the contaminated sediments. A proposed project reflecting this alternative was formally presented to the NEA in June 2014, and was resubmitted in the fourth quarter of 2014 to reflect changes by the NEA. The revised proposal did not result in a change to the reserve for Mosjøen. The ultimate selection of a remedy may result in additional liability at the time the NEA issues a final decision.

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

Additionally, following a corporate income tax audit of the same Spanish tax group for the 2006 through 2009 tax years, Spain’s tax authorities issued an assessment in July 2013 similarly disallowing certain interest deductions. In August 2013, the Company filed an appeal of this second assessment in Spain’s Central Tax Administrative Court, which was denied in January 2015. The Company filed an appeal of this second assessment in Spain’s National Court in March 2015.

The combined assessments (remeasured for a tax rate change enacted in November 2014) total $247 (€228). The Company believes it has meritorious arguments to support its tax position and intends to vigorously litigate the assessments through Spain’s court system. However, in the event the Company is unsuccessful, a portion of the assessments may be offset with existing net operating losses available to the Spanish consolidated tax group. Additionally, it is possible that the Company may receive similar assessments for tax years subsequent to 2009. At this time, the Company is unable to reasonably predict an outcome for this matter.

In March 2013, Alcoa’s subsidiary, Alcoa World Alumina Brasil (AWAB), was notified by the Brazilian Federal Revenue Office (RFB) that approximately $110 (R$220) of value added tax credits previously claimed are being disallowed and a penalty of 50% assessed. Of this amount, AWAB received $41 (R$82) in cash in May 2012. The value added tax credits were claimed by AWAB for both fixed assets and export sales related to the Juruti bauxite mine and São Luís refinery expansion. The RFB has disallowed credits they allege belong to the consortium in which AWAB owns an interest and should not have been claimed by AWAB. Credits have also been disallowed as a result of challenges to apportionment methods used, questions about the use of the credits, and an alleged lack of documented proof. AWAB presented defense of its claim to the RFB on April 8, 2013. If AWAB is successful in this administrative process, the RFB would have no further recourse. If unsuccessful in this process, AWAB has the option to litigate at a judicial level. The estimated range of reasonably possible loss is $0 to $50 (R$155), whereby the maximum end of the range represents the sum of the portion of the disallowed credits applicable to the export sales and a 50% penalty of the gross amount disallowed. Additionally, the estimated range of disallowed credits related to AWAB’s fixed assets is $0 to $55 (R$175), which would increase the net carrying value of AWAB’s fixed assets if ultimately disallowed. It is management’s opinion that the allegations have no basis; however, at this time, management is unable to reasonably predict an outcome for this matter.

Between 2000 and 2002, Alcoa Alumínio (Alumínio) sold approximately 2,000 metric tons of metal per month from its Poços de Caldas facility, located in the State of Minas Gerais (the “State”), to Alfio, a customer also located in the State. Sales in the State were exempted from value-added tax (VAT) requirements. Alfio subsequently sold metal to customers outside of the State, but did not pay the required VAT on those transactions. In July 2002, Alumínio received an assessment from State auditors on the theory that Alumínio should be jointly and severally liable with Alfio for the unpaid VAT. In June 2003, the administrative tribunal found Alumínio liable, and Alumínio filed a judicial case in the State in February 2004 contesting the finding. In May 2005, the Court of First Instance found Alumínio solely liable, and a panel of a State appeals court confirmed this finding in April 2006. Alumínio filed a special appeal to the Superior Tribunal of Justice (STJ) in Brasilia (the federal capital of Brazil) later in 2006. In 2011, the STJ (through one of its judges) reversed the judgment of the lower courts, finding that Alumínio should neither be solely nor jointly and severally liable with Alfio for the VAT, which ruling was then appealed by the State. In August 2012, the STJ agreed to have the case reheard before a five-judge panel. A decision from this panel is pending, but additional appeals are likely. At March 31, 2015, the assessment totaled $40 (R$130), including penalties and interest. While the Company believes it has meritorious defenses, the Company is unable to reasonably predict an outcome.

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

Commitments

Investments

Alcoa has an investment in a joint venture for the development, construction, ownership, and operation of an integrated aluminum complex (bauxite mine, alumina refinery, aluminum smelter, and rolling mill) in Saudi Arabia. The joint venture is owned 74.9% by the Saudi Arabian Mining Company (known as “Ma’aden”) and 25.1% by Alcoa and consists of three separate companies as follows: one each for the mine and refinery, the smelter, and the rolling mill. Alcoa accounts for its investment in the joint venture under the equity method. Capital investment in the project is expected to total approximately $10,800 (SAR 40.5 billion) and has been funded through a combination of equity contributions by the joint venture partners and project financing by the joint venture, which has been guaranteed by both partners (see below). Both the equity contributions and the guarantees of the project financing are based on the joint venture’s partners’ ownership interests. Originally, it was estimated that Alcoa’s total equity investment in the joint venture would be approximately $1,100, of which Alcoa has contributed $956, including $4 in the 2015 first quarter. Based on changes to both the project’s capital investment and equity and debt structure from the initial plans, the estimated $1,100 equity contribution may be reduced. As of March 31, 2015 and December 31, 2014, the carrying value of Alcoa’s investment in this project was $969 and $983, respectively.

The smelting and rolling mill companies have project financing totaling $4,515, of which $1,133 represents Alcoa’s share (the equivalent of Alcoa’s 25.1% interest in the smelting and rolling mill companies). In conjunction with the financings, Alcoa issued guarantees on behalf of the smelting and rolling mill companies to the lenders in the event that such companies default on their debt service requirements through 2017 and 2020 for the smelting company and 2018 and 2021 for the rolling mill company (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa’s guarantees for the smelting and rolling mill companies cover total debt service requirements of $176 in principal and up to a maximum of approximately $60 in interest per year (based on projected interest rates). At March 31, 2015 and December 31, 2014, the combined fair value of the guarantees was $8, which was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet.

The mining and refining company has project financing totaling $2,232, of which $560 represents Alcoa World Alumina and Chemical’s (AWAC) 25.1% interest in the mining and refining company. In conjunction with the financings, Alcoa, on behalf of AWAC, issued guarantees to the lenders in the event that the mining and refining company defaults on its debt service requirements through 2019 and 2024 (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa’s guarantees for the mining and refining company cover total debt service requirements of $120 in principal and up to a maximum of approximately $30 in interest per year (based on projected interest rates). At March 31, 2015 and December 31, 2014, the combined fair value of the guarantees was $4, which was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. In the event Alcoa would be required to make payments under the guarantees, 40% of such amount would be contributed to Alcoa by Alumina Limited, consistent with its ownership interest in AWAC.

Alumínio, a wholly-owned subsidiary of Alcoa, is a participant in four consortia that each owns a hydroelectric power project in Brazil. One of these projects is known as Estreito, which reached full capacity in March 2013. Alumínio’s investment in this project is 25.49%, which entitles Alumínio to approximately 150 megawatts of assured power. The Estreito consortium is an unincorporated joint venture, and, therefore, Alumínio’s share of the assets and liabilities of the consortium are reflected in the respective lines on the accompanying Consolidated Balance Sheet. Total estimated project costs are approximately $1,590 (R$5,170) and Alumínio’s share is approximately $400 (R$1,320). As of March 31, 2015, approximately $390 (R$1,270) of Alumínio’s commitment was expended on the project.

In 2004, Alcoa acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17 (A$24). The investment in the DBNGP, which is classified as an equity investment, was made in order to secure a competitively priced long-term supply of natural gas to Alcoa’s refineries in

Western Australia. Alcoa made additional contributions of $141 (A$176) for its share of the pipeline capacity expansion and other operational purposes of the consortium through September 2011. No further expansion of the pipeline’s capacity is planned at this time. In late 2011, the consortium initiated a three-year equity call plan to improve its capitalization structure. This plan required Alcoa to contribute $39 (A$40), all of which was made through December 2014. Following the completion of the three-year equity call plan in December 2014, the consortium initiated a new equity call plan to further improve its capitalization structure. This plan requires Alcoa to contribute $30 (A$36) through mid 2016, of which $4 (A$6) was made through March 31, 2015, including $3 (A$5) in the 2015 first quarter. In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. At March 31, 2015, Alcoa has an asset of $279 (A$362) representing prepayments made under the agreement for future gas transmission services. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $400 (A$520) as of March 31, 2015.

H. Other (Income) Expenses, Net

	First quarter ended March 31,
	2015	2014
Equity loss	$20	$38
Interest income	(3)	(4)
Foreign currency (gains) losses, net	(16)	8
Net gain from asset sales	—	(27)
Net (gain) loss on mark-to-market derivative contracts (N)	(4)	5
Other, net	(9)	5

	$(12)	$25

I. Segment Information – The operating results of Alcoa’s reportable segments were as follows (differences between segment totals and consolidated totals are in Corporate):

	Alumina	Primary Metals	Global Rolled Products	Engineered Products and Solutions	Total
First quarter ended March 31, 2015
Sales:
Third-party sales	$887	$1,572	$1,621	$1,689	$5,769
Intersegment sales	501	692	36	—	1,229

Total sales	$1,388	$2,264	$1,657	$1,689	$6,998

Profit and loss:
Equity loss	$(7)	$(3)	$(9)	$—	$(19)
Depreciation, depletion, and amortization	80	109	56	60	305
Income taxes	92	57	26	89	264
After-tax operating income (ATOI)	221	187	34	191	633

First quarter ended March 31, 2014
Sales:
Third-party sales	$845	$1,424	$1,677	$1,443	$5,389
Intersegment sales	510	734	43	—	1,287

Total sales	$1,355	$2,158	$1,720	$1,443	$6,676

Profit and loss:
Equity loss	$(5)	$(28)	$(5)	$—	$(38)
Depreciation, depletion, and amortization	97	124	58	40	319
Income taxes	40	(11)	34	91	154
ATOI	92	(15)	59	189	325

The following table reconciles total segment ATOI to consolidated net income (loss) attributable to Alcoa:

	First quarter ended March 31,
	2015	2014
Total segment ATOI	$633	$325
Unallocated amounts (net of tax):
Impact of LIFO	7	(7)
Interest expense	(80)	(78)
Noncontrolling interests	(60)	19
Corporate expense	(64)	(67)
Restructuring and other charges	(161)	(321)
Other	(80)	(49)

Consolidated net income (loss) attributable to Alcoa	$195	$(178)

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

The information used to compute basic and diluted EPS attributable to Alcoa common shareholders was as follows (shares in millions):

	First quarter ended March 31,
	2015	2014
Net income (loss) attributable to Alcoa common shareholders	$195	$(178)
Less: preferred stock dividends declared	17	1

Net income (loss) available to Alcoa common shareholders – basic	178	(179)
Add: dividends related to mandatory convertible preferred stock	—	—
Add: interest expense related to convertible notes	—	—

Net income (loss) available to Alcoa common shareholders – diluted	$178	$(179)

Average shares outstanding – basic	1,221	1,101
Effect of dilutive securities:
Stock options	6	—
Stock and performance awards	11	—
Mandatory convertible preferred stock	—	—
Convertible notes	—	—

Average shares outstanding – diluted	1,238	1,101

In the first quarter of 2015, 77 million share equivalents related to mandatory convertible preferred stock were not included in the computation of diluted EPS because their effect was anti-dilutive.

In the first quarter of 2014, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since Alcoa generated a net loss. As a result, 66 million share equivalents related to convertible notes (see below), 18 million stock awards, and 31 million stock options were not included in the computation of diluted EPS.

Had Alcoa generated sufficient net income in the 2014 first quarter, 66 million, 10 million, and 5 million potential shares of common stock related to the convertible notes, stock awards, and stock options, respectively, would have been included in diluted average shares outstanding.

In the first quarter of 2014, holders of convertible notes exercised their option to convert the notes into 89 million shares of Alcoa common stock. As a result, these 89 million shares were outstanding for a portion of the 2014 first quarter equivalent to a weighted average of 23 million shares. The 23 million shares were included in both basic and diluted average shares outstanding for the first quarter of 2014. For the portion of the 2014 first quarter that the notes were still outstanding debt, a weighted average of the 89 million share equivalents (66 million) would have been included only in the diluted average shares outstanding if their effect was dilutive.

Options to purchase 13 million and 10 million shares of common stock at a weighted average exercise price of $14.79 and $14.53 per share were outstanding as of March 31, 2015 and 2014, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Alcoa’s common stock.

In March 2015, Alcoa entered into an agreement to acquire RTI (see Note E). The purchase price will be paid in Alcoa common stock equivalent to approximately 90 million shares as of March 31, 2015.

K. Income Taxes – The effective tax rate for the first quarter of 2015 and 2014 was 47.0% (provision on income) and 28.1% (benefit on a loss), respectively.

The rate for the 2015 first quarter differs from the U.S. federal statutory rate of 35% primarily due to a loss on the sale of a rolling mill in Russia (see Note E) for which no tax benefit was recognized, a $35 unfavorable impact related to the interim period treatment of losses in certain foreign jurisdictions for which no tax benefit was recognized (impact is expected to reverse by the end of 2015), and a $33 net discrete income tax charge as described below, somewhat offset by foreign income taxed in lower rate jurisdictions.

In the first quarter of 2015, AWAC, a joint venture owned 60% by Alcoa and 40% by Alumina Limited (Alcoa consolidates AWAC for financial reporting purposes), recognized an $83 discrete income tax charge for a valuation allowance on certain deferred tax assets, which were related mostly to employee benefits and tax loss carryforwards. Alcoa also had a $50 deferred tax liability related to its 60%-share of these deferred tax assets that was written off as a result of the valuation allowance recognized by AWAC.

The rate for the 2014 first quarter differs from the U.S. federal statutory rate of 35% primarily due to a $56 unfavorable impact related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized (impact reversed by the end of 2014), partially offset by the U.S. tax impact of deemed distributions from otherwise lower tax rate foreign jurisdictions.

L. Receivables – Alcoa has an arrangement with three financial institutions to sell certain customer receivables without recourse on a revolving basis. The sale of such receivables is completed through the use of a bankruptcy remote special purpose entity, which is a consolidated subsidiary of Alcoa. This arrangement provides for minimum funding of $200 up to a maximum of $500 for receivables sold. The initial sale of receivables in March 2012 resulted in the setup of a deferred purchase price of $254. Alcoa has received net cash funding of $250 ($1,308 in draws and $1,058 in repayments) since the program’s inception (no draws or repayments occurred in the 2015 first quarter).

As of March 31, 2015 and December 31, 2014, the deferred purchase price receivable was $417 and $356, respectively, which was included in Other receivables on the accompanying Consolidated Balance Sheet. The deferred purchase price receivable is reduced as collections of the underlying receivables occur; however, as this is a revolving program, the sale of new receivables will result in an increase in the deferred purchase price receivable. The net change in the deferred purchase price receivable was reflected in the (Increase) in receivables line item on the accompanying Statement of Consolidated Cash Flows. This activity is reflected as an operating cash flow because the related customer receivables are the result of an operating activity with an insignificant, short-term interest rate risk.

The gross amount of receivables sold and total cash collected under this program since its inception was $19,545 and $18,878, respectively. Alcoa services the customer receivables for the financial institutions at market rates; therefore, no servicing asset or liability was recorded.

M. Pension and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	Pension benefits		Other postretirement benefits
First quarter ended March 31,	2015	2014	2015	2014
Service cost	$44	$41	$3	$4
Interest cost	144	160	23	29
Expected return on plan assets	(188)	(193)	—	—
Recognized net actuarial loss	118	97	4	3
Amortization of prior service cost (benefit)	4	4	(9)	(5)
Settlement*	1	—	—	—
Special termination benefits*	2	—	—	—

Net periodic benefit cost	$125	$109	$21	$31

*	These amounts were recorded in Restructuring and other charges on the accompanying Statement of Consolidated Operations (see Note D).

N. Derivatives and Other Financial Instruments

Fair Value

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

A number of Alcoa’s aluminum, energy, and foreign exchange contracts are classified as Level 1 and an interest rate contract is classified as Level 2 under the fair value hierarchy. These energy, foreign exchange, and interest rate contracts are not material to Alcoa’s Consolidated Financial Statements for all periods presented except as follows for a foreign exchange contract. Alcoa had a forward contract to purchase $231 (R$543) to mitigate the foreign currency risk associated with a potential future transaction denominated in Brazilian reais. This contract expired on March 31, 2014 and a loss of $4 was recognized in Other expenses, net on the accompanying Statement of Consolidated Operations in the 2014 first quarter.

For the aluminum contracts classified as Level 1, the total fair value of derivatives was $37 (liabilities) at March 31, 2015 and $2 (assets) and $31 (liabilities) at December 31, 2014. These contracts were entered into to either hedge forecasted sales or purchases of aluminum in order to manage the associated aluminum price risk. Certain of these contracts are designated as hedging instruments, either fair value or cash flow, and the remaining are not designated as such. Combined, Alcoa recognized a net gain of $26 and a net loss of $25 in Sales on the accompanying Statement of Consolidated Operations related to these aluminum contracts in the first quarter of 2015 and 2014, respectively.

In addition to the Level 1 and 2 derivative instruments described above, Alcoa has nine derivative instruments classified as Level 3 under the fair value hierarchy. These instruments are composed of seven embedded aluminum derivatives, an energy contract, and an embedded credit derivative, all of which relate to energy supply contracts associated with eight smelters and three refineries. Five of the embedded aluminum derivatives and the energy contract were designated as cash flow hedging instruments and two of the embedded aluminum derivatives and the embedded credit derivative were not designated as hedging instruments.

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

Inputs in the valuation models for Level 3 derivative instruments are composed of the following: (i) quoted market prices (e.g., aluminum prices on the 10-year London Metal Exchange (LME) forward curve and energy prices), (ii) significant other observable inputs (e.g., information concerning time premiums and volatilities for certain option type embedded derivatives and regional premiums for aluminum contracts), and (iii) unobservable inputs (e.g., aluminum and energy prices beyond those quoted in the market). For periods beyond the term of quoted market prices for aluminum, Alcoa estimates the price of aluminum by extrapolating the 10-year LME forward curve. Additionally, for periods beyond the term of quoted market prices for energy, management has developed a forward curve based on independent consultant market research. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence (Level 2). In the absence of such evidence, management’s best estimate is used (Level 3). If a significant input that is unobservable in one period becomes observable in a subsequent period, the related asset or liability would be transferred to the appropriate classification (Level 1 or 2) in the period of such change (there were no such transfers in the periods presented).

Alcoa has embedded derivatives in two power contracts that index the price of power to the LME price of aluminum. Additionally, in late 2014, Alcoa renewed three power contracts, each of which contain an embedded derivative that indexes the price of power to the LME price of aluminum plus the Midwest premium. The embedded derivatives in these five power contracts are primarily valued using observable market prices; however, due to the length of the contracts, the valuation models also require management to estimate the long-term price of aluminum based upon an extrapolation of the 10-year LME forward curve and/or 5-year Midwest premium curve. Significant increases or decreases in the actual LME price beyond 10 years and/or the Midwest premium beyond 5 years would result in a higher or lower fair value measurement. An increase in actual LME price and/or the Midwest premium over the inputs used in the valuation models will result in a higher cost of power and a corresponding decrease to the derivative asset or increase to the derivative liability. The embedded derivatives have been designated as cash flow hedges of forward sales of aluminum. Unrealized gains and losses were included in Other comprehensive (loss) income on the accompanying Consolidated Balance Sheet while realized gains and losses were included in Sales on the accompanying Statement of Consolidated Operations.

Also, Alcoa has a power contract separate from above that contains an LME-linked embedded derivative. The embedded derivative is valued using the probability and interrelationship of future LME prices, Australian dollar to U.S. dollar exchange rates, and the U.S. consumer price index. Significant increases or decreases in the LME price would result in a higher or lower fair value measurement. An increase in actual LME price over the inputs used in the valuation model will result in a higher cost of power and a corresponding decrease to the derivative asset. This embedded derivative did not qualify for hedge accounting treatment. Unrealized gains and losses from the embedded derivative were included in Other (income) expenses, net on the accompanying Statement of Consolidated Operations while realized gains and losses were included in Cost of goods sold on the accompanying Statement of Consolidated Operations as electricity purchases were made under the contract. At the time this derivative asset was recognized, an equivalent amount was recognized as a deferred credit in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. This deferred credit is recognized in Other (income) expenses, net on the accompanying Statement of Consolidated Operations as power is received over the life of the contract. Alcoa had a similar power contract and related embedded derivative associated with another smelter and rolling mill combined; however, the contract and related derivative instrument matured in July 2014.

Additionally, Alcoa has a natural gas supply contract, which has an LME-linked ceiling. This embedded derivative is valued using probabilities of future LME aluminum prices and the price of Brent crude oil (priced on Platts), including the interrelationships between the two commodities subject to the ceiling. Any change in the interrelationship would result in a higher or lower fair value measurement. An LME ceiling was embedded into the contract price to protect against an increase in the price of oil without a corresponding increase in the price of LME. An increase in oil prices with no similar increase in the LME price would limit the increase of the price paid for natural gas. This embedded derivative did not qualify for hedge accounting treatment. Unrealized gains and losses from the embedded derivative were included in Other (income) expenses, net on the accompanying Statement of Consolidated Operations while realized gains and losses were included in Cost of goods sold on the accompanying Statement of Consolidated Operations as gas purchases were made under the contract.

Furthermore, Alcoa has an embedded derivative in a power contract that indexes the difference between the long-term debt ratings of Alcoa and the counterparty from any of the three major credit rating agencies. Management uses market prices, historical relationships, and forecast services to determine fair value. Significant increases or decreases in any of these inputs would result in a lower or higher fair value measurement. A wider credit spread between Alcoa and the counterparty would result in a higher cost of power and a corresponding increase in the derivative liability. This embedded derivative did not qualify for hedge accounting treatment. Unrealized gains and losses were included in Other (income) expenses, net on the accompanying Statement of Consolidated Operations while realized gains and losses were included in Cost of goods sold on the accompanying Statement of Consolidated Operations as electricity purchases were made under the contract.

Finally, Alcoa has a derivative contract that will hedge the anticipated power requirements at one of its smelters once the existing power contract expires in 2016. Beyond the term where market information is available, management has developed a forward curve, for valuation purposes, based on independent consultant market research. Significant increases or decreases in the power market may result in a higher or lower fair value measurement. Lower prices in the power market would cause a decrease in the derivative asset. The derivative contract has been designated as a cash flow hedge of future purchases of electricity. Unrealized gains and losses on this contract were recorded in Other comprehensive (loss) income on the accompanying Consolidated Balance Sheet. Once the designated hedge period begins in 2016, realized gains and losses will be recorded in Cost of goods sold as electricity purchases are made under the power contract.

The following table presents quantitative information related to the significant unobservable inputs described above for Level 3 derivative contracts:

	Fair value at March 31, 2015*	Unobservable input	Range ($ in full amounts)
Assets:
Embedded aluminum derivative	$140	Interrelationship of future aluminum prices, foreign currency exchange rates, and the U.S. consumer price index (CPI)	Aluminum: $1,798 per metric ton in 2015 to $1,869 per metric ton in 2016 Foreign currency: A$1 = $0.77 in 2015 to $0.78 in 2016 CPI: 1982 base year of 100 and 231 in 2015 to 239 in 2016
Embedded aluminum derivative	—	Interrelationship of future aluminum and oil prices	Aluminum: $1,798 per metric ton in 2015 to $1,983 per metric ton in 2018 Oil: $56 per barrel in 2015 to $71 per barrel in 2018
Energy contract	8	Price of electricity beyond forward curve	Electricity: $43 per megawatt hour in 2018 to $130 per megawatt hour in 2036
Liabilities:
Embedded aluminum derivative	344	Price of aluminum beyond forward curve	Aluminum: $2,320 per metric ton in 2025 to $2,425 per metric ton in 2027
Embedded aluminum derivative	16	Interrelationship of LME price to overall energy price	Aluminum: $1,830 per metric ton in 2015 to $2,003 per metric ton in 2019
Embedded aluminum derivatives	4	Price of aluminum beyond forward curve

Aluminum: $2,320 per metric ton in 2025 to $2,533 per metric ton in 2029 (two contracts) and $2,870 per metric ton in 2036 (one contract)

Midwest premium: $0.1725 per pound in 2020 to $0.1725 per pound in 2029 (two contracts) and 2036 (one contract)

Embedded credit derivative	16	Credit spread between Alcoa and counterparty	1.17% to 1.70% (1.44% median)

*	The fair value of embedded aluminum derivatives reflected as assets and liabilities in this table are both lower by $61 compared to the respective amounts reflected in the Level 3 table presented below. This is due to the fact that Alcoa has four derivatives that are in an asset position for the current portion but are in a liability position for the noncurrent portion, and are reflected as such on the accompanying Consolidated Balance Sheet. However, these derivatives are reflected as a net liability in this table for purposes of presenting the assumptions utilized to measure the fair value of the derivative instruments in their entirety.

The fair values of Level 3 derivative instruments recorded as assets and liabilities in the accompanying Consolidated Balance Sheet were as follows:

	March 31, 2015	December 31, 2014
Asset Derivatives
Derivatives designated as hedging instruments:
Prepaid expenses and other current assets:
Embedded aluminum derivatives	$29	$24
Other noncurrent assets:
Embedded aluminum derivative	32	73
Energy contract	8	2

Total derivatives designated as hedging instruments	$69	$99

Derivatives not designated as hedging instruments*:
Prepaid expenses and other current assets:
Embedded aluminum derivatives	$94	$98
Other noncurrent assets:
Embedded aluminum derivatives	46	71

Total derivatives not designated as hedging instruments	$140	$169

Total Asset Derivatives	$209	$268

Liability Derivatives
Derivatives designated as hedging instruments:
Other current liabilities:
Embedded aluminum derivative	$22	$24
Other noncurrent liabilities and deferred credits:
Embedded aluminum derivatives	403	352

Total derivatives designated as hedging instruments	$425	$376

Derivatives not designated as hedging instruments*:
Other current liabilities:
Embedded credit derivative	$2	$2
Other noncurrent liabilities and deferred credits:
Embedded credit derivative	14	16

Total derivatives not designated as hedging instruments	$16	$18

Total Liability Derivatives	$441	$394

*	See the “Other” section within Note N for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

The following table presents a reconciliation of activity for Level 3 derivative contracts:

	Assets		Liabilities
First quarter ended March 31, 2015	Embedded Aluminum derivatives	Energy contract	Embedded Aluminum derivatives	Embedded credit derivative
Opening balance – January 1, 2015	$266	$2	$376	$18
Total gains or losses (realized and unrealized) included in:
Sales	6	—	(6)	—
Cost of goods sold	(21)	—	—	—
Other income, net	1	—	—	(2)
Other comprehensive loss	(43)	6	55	—
Purchases, sales, issuances, and settlements*	—	—	—	—
Transfers into and/or out of Level 3*	—	—	—	—
Foreign currency translation	(8)	—	—	—

Closing balance – March 31, 2015	$201	$8	$425	$16

Change in unrealized gains or losses included in earnings for derivative contracts held at March 31, 2015:
Sales	$—	$—	$—	$—
Cost of goods sold	—	—	—	—
Other income, net	1	—	—	(2)

*	There were no purchases, sales, issuances or settlements of Level 3 derivative instruments. Additionally, there were no transfers of derivative instruments into or out of Level 3.

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

Alcoa has five Level 3 embedded aluminum derivatives and one Level 3 energy contract that have been designated as cash flow hedges as follows.

Embedded aluminum derivatives. Alcoa has entered into energy supply contracts that contain pricing provisions related to the LME aluminum price. The LME-linked pricing features are considered embedded derivatives. Five of these embedded derivatives have been designated as cash flow hedges of forward sales of aluminum, three of which were new derivatives contained in three power contracts that were renewed in late 2014. At March 31, 2015 and December 31, 2014, these embedded aluminum derivatives hedge forecasted aluminum sales of 3,566 kmt and 3,610 kmt, respectively.

In the first quarter of 2015 and 2014, Alcoa recognized an unrealized loss of $98 and an unrealized gain of $30, respectively, in Other comprehensive (loss) income related to these five derivative instruments. Additionally, Alcoa reclassified a realized loss of $12 and $5 from Accumulated other comprehensive loss to Sales in the first quarter of 2015 and 2014, respectively. Assuming market rates remain constant with the rates at March 31, 2015, a realized gain of $3 is expected to be recognized in Sales over the next 12 months.

In the first quarter of 2015, Alcoa also recognized a gain of $1 in Other (income) expenses, net related to the amount excluded from the assessment of hedge effectiveness. There was no ineffectiveness related to these five derivative instruments in the first quarter of 2015 and 2014.

Energy contract. Alcoa has a derivative contract that will hedge the anticipated power requirements at one of its smelters once the existing power contract expires in 2016. At March 31, 2015 and December 31, 2014, this energy contract hedges forecasted electricity purchases of 59,409,328 megawatt hours. In the first quarter of 2015 and 2014, Alcoa recognized an unrealized gain of $6 and $5, respectively, in Other comprehensive (loss) income. There was no ineffectiveness related to the energy contract in the first quarter of 2015 and 2014.

Derivatives Not Designated As Hedging Instruments

Alcoa has two Level 3 embedded aluminum derivatives and one Level 3 embedded credit derivative that do not qualify for hedge accounting treatment. As such, gains and losses related to the changes in fair value of these instruments are recorded directly in earnings. In the first quarter of 2015 and 2014, Alcoa recognized a gain of $3 and $1, respectively, in Other (income) expenses, net, of which a gain of $1 and a loss of less than $1, respectively, related to the two embedded aluminum derivatives and a gain of $2 and $1, respectively, related to the embedded credit derivative.

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

Other Financial Instruments

The carrying values and fair values of Alcoa’s other financial instruments were as follows:

	March 31, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,191	$1,191	$1,877	$1,877
Restricted cash	23	23	20	20
Noncurrent receivables	17	17	17	17
Available-for-sale securities	156	156	153	153
Short-term borrowings	80	80	54	54
Commercial paper	—	—	—	—
Long-term debt due within one year	26	26	29	29
Long-term debt, less amount due within one year	8,711	9,452	8,769	9,445

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

O. Subsequent Events – Management evaluated all activity of Alcoa and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements except as described below.

On April 8, 2015, Alcoa’s majority-owned subsidiary, Alcoa of Australia Limited (AofA), which is part of AWAC, secured a new 12-year gas supply agreement to power its three alumina refineries in Western Australia beginning in July 2020. This agreement is conditional on the completion of a third-party acquisition of the related energy assets from the current owner. The terms of AofA’s gas supply agreement require a prepayment of $500 to be made in two installments. The first installment of $300 would be made at the time of the completion of the third-party acquisition and the second installment of $200 would be made in 2016. If the third-party acquisition is not successful, AofA’s new gas supply agreement automatically terminates without financial penalty.

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.

We have reviewed the accompanying consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of March 31, 2015, and the related statements of consolidated operations, consolidated comprehensive (loss) income, changes in consolidated equity, and consolidated cash flows for each of the three-month periods ended March 31, 2015 and 2014. These consolidated interim financial statements are the responsibility of Alcoa’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2014, and the related statements of consolidated operations, consolidated comprehensive loss, changes in consolidated equity, and consolidated cash flows for the year then ended (not presented herein), and in our report dated February 19, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2014, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
April 23, 2015

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per share amounts and ingot prices; production and shipments in thousands of metric tons [kmt])

Results of Operations

Selected Financial Data:

	First quarter ended March 31,
	2015	2014
Sales	$5,819	$5,454

Net income (loss) attributable to Alcoa common shareholders	$195	$(178)

Diluted earnings per share attributable to Alcoa common shareholders	$0.14	$(0.16)

Shipments of alumina (kmt)	2,538	2,649
Shipments of aluminum products (kmt)	1,091	1,156

Alcoa’s average realized price per metric ton of primary aluminum	$2,420	$2,205

Net income attributable to Alcoa was $195, or $0.14 per diluted share, in the 2015 first quarter compared with Net loss attributable to Alcoa of $178, or $0.16 per share, in the 2014 first quarter. The improvement in results of $373 was primarily the result of higher average realized prices in the upstream business, net favorable foreign currency movements, lower restructuring-related charges due to fewer portfolio actions (e.g., capacity reductions, divestitures), net productivity improvements, and higher volumes in the midstream and downstream businesses. These positive impacts were somewhat offset by a negative impact in income taxes due to a change from a pretax loss to pretax income.

Sales improved $365, or 7%, in the 2015 first quarter compared to the same period in 2014. The increase was largely attributable to higher volumes in the midstream, downstream, and aluminum portion of the upstream businesses, the addition of sales from a recently acquired aerospace business (Firth Rixson - see Engineered Products and Solutions in Segment Information below), and a higher average realized price for both aluminum and alumina in the upstream business. These positive impacts were partially offset by the absence of sales related to capacity that was closed, sold or curtailed in the midstream and upstream businesses (see Primary Metals and Global Rolled Products in Segment Information below) and net unfavorable foreign currency movements.

Cost of goods sold (COGS) as a percentage of Sales was 76.4% in the 2015 first quarter compared with 82.4% in the 2014 first quarter. The percentage was positively impacted by net productivity improvements across all segments, net favorable foreign currency movements due to a stronger U.S. dollar, and the previously mentioned higher average realized price for both primary aluminum and alumina. These items were somewhat offset by higher costs for energy and labor.

Selling, general administrative, and other expenses (SG&A) decreased $4 in the 2015 first quarter compared to the corresponding period in 2014. The decline was primarily driven by favorable foreign currency movements due to a stronger U.S. dollar and the absence of expenses related to closed, sold, and curtailed locations, mostly offset by new SG&A and acquisition costs related to current and future acquisitions of aerospace businesses (see Engineered Products and Solutions under Segment Information below). SG&A as a percentage of Sales decreased from 4.3% in the 2014 first quarter to 4.0% in the 2015 first quarter.

Depreciation, depletion, and amortization (DD&A) declined $19, or 6%, in the 2015 first quarter compared with the same period in 2014. The decrease was mainly caused by the absence of DD&A ($19) related to the divestiture and permanent closure of four smelters, five rolling mills, and one refinery, all of which occurred from March 2014 through December 2014, and favorable foreign currency movements due to a stronger U.S. dollar, partially offset by new DD&A ($18) associated with the acquisition of an aerospace business (Firth Rixson) in November 2014.

Restructuring and other charges in the 2015 first quarter were $177 ($158 after-tax and noncontrolling interest), which were comprised of the following components: $149 ($142 after-tax and noncontrolling interest) related to the March 2015 divestiture of a rolling mill in Russia (see Global Rolled Products in Segment Information below) and post-closing adjustments associated with three December 2014 divestitures; $16 ($11 after-tax) for the separation of approximately 680 employees (Primary Metals segment) and supplier contract-related costs associated with the decision to temporarily curtail the remaining capacity (74 kmt-per-year) at the São Luís smelter in Brazil (see Primary Metals in Segment Information below); $13 ($8 after-tax and noncontrolling interest) for layoff costs, including the separation of approximately 210 employees (130 in the Engineered Products and Solutions segment, 30 in the Global Rolled Products segment, and 50 in Corporate); a net charge of $6 ($3 after-tax and noncontrolling interest) for other miscellaneous items; and $7 ($6 after-tax) for the reversal of a number of small layoff reserves related to prior periods.

Restructuring and other charges in the 2014 first quarter were $461 ($274 after-tax and noncontrolling interests), which were comprised of the following components: $336 ($189 after-tax and noncontrolling interest) for exit costs related to decisions to permanently shut down and demolish two smelters and two rolling mills (see below); $70 ($46 after-tax and noncontrolling interest) for the temporary curtailment of two smelters and a related production slowdown at one refinery (see below); $33 ($26 after-tax) for asset impairments related to prior capitalized costs for a modernization project at a smelter in Canada that is no longer being pursued; $13 ($8 after-tax) for layoff costs, including the separation of approximately 170 employees (110 in the Engineered Products and Solutions segment and 60 in Corporate); a net charge of $15 ($9 after-tax) for other miscellaneous items; and $6 ($4 after-tax and noncontrolling interests) for the reversal of a number of small layoff reserves related to prior periods.

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

The decisions on the Massena East and Point Henry smelters were part of a 15-month review of 460 kmt of smelting capacity initiated by management in May 2013 for possible curtailment. Through this review, management determined that the remaining capacity of the Massena East smelter was no longer competitive and the Point Henry smelter had no prospect of becoming financially viable. Management also initiated the temporary curtailment of the remaining capacity (62 kmt-per-year) at the Poços de Caldas smelter and additional capacity (85 kmt-per-year) at the São Luís smelter, both in Brazil. These curtailments were completed by the end of May 2014. As a result of these curtailments, 200 kmt-per-year of production at the Poços de Caldas refinery was reduced by the end of June 2014.

Also in the 2014 first quarter, management approved the permanent shutdown of Alcoa’s two rolling mills in Australia, Point Henry and Yennora. This decision was made due to the significant impact of excess can sheet capacity in both Australia and Asia. The two rolling mills had a combined can sheet capacity of 200 kmt-per-year and were closed by the end of 2014. Demolition and remediation activities related to the two rolling mills will begin in mid 2015 and are expected to be completed by the end of 2018.

In the first quarter of 2014, costs related to the shutdown and curtailment actions included $133 for the layoff of approximately 1,830 employees (1,230 in the Primary Metals segment, 470 in the Global Rolled Products segment, 90 in the Alumina segment, and 40 in Corporate); asset impairments of $91 representing the write-off of the remaining book value of all related properties, plants, and equipment; accelerated depreciation of $59 related to the three facilities in Australia as they continued to operate during 2014; and $123 in other exit costs. Additionally, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value, resulting in a charge of $34 ($20 after-tax and noncontrolling interest), which was recorded in Cost of goods sold on Alcoa’s Statement of Consolidated Operations. The other exit costs of $123 represent $55 in asset retirement obligations and $38 in environmental remediation, both of which were triggered by the decisions to permanently shut down and demolish the aforementioned structures in the United States and Australia, and $30 in supplier and customer contract-related costs.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	First quarter ended March 31,
	2015	2014
Alumina	$7	$7
Primary Metals	25	331
Global Rolled Products	135	90
Engineered Products and Solutions	5	4

Segment total	172	432
Corporate	5	29

Total restructuring and other charges	$177	$461

As of March 31, 2015, approximately 90 of the 890 employees associated with 2015 restructuring programs, approximately 2,320 of the 2,870 employees (previously 2,910 - updated to reflect employees accepting other positions within Alcoa and natural attrition) associated with 2014 restructuring programs, and

1,460 of the 1,530 employees associated with 2013 restructuring programs were separated. The remaining separations for the 2015, 2014, and 2013 restructuring programs are expected to be completed by the end of 2015.

In the 2015 first quarter, cash payments of $1, $50, and $3 were made against the layoff reserves related to the 2015, 2014, and 2013 restructuring programs, respectively.

Interest expense increased $2, or 2%, in the 2015 first quarter compared to the corresponding period in 2014. The increase was principally the result of an 8% higher average debt level, mostly offset by higher capitalized interest ($3) and lower amortization of debt-related costs. The higher average debt level was mostly attributable to higher outstanding long-term debt due to the September 2014 issuance of $1,250 in 5.125% Notes, the proceeds of which were used to pay a portion of the purchase price of the acquisition of an aerospace business, Firth Rixson.

Other income, net was $12 in the 2015 first quarter compared with Other expenses, net of $25 in the 2014 first quarter. The change of $37 was primarily due to net favorable foreign currency movements ($24) and a lower equity loss related to Alcoa’s share of the joint venture in Saudi Arabia, mostly due to the smelter operating at full capacity since mid 2014 as well as the absence of restart costs for one of the potlines that was previously shut down due to a period of instability. These positive impacts were partially offset by the absence of a gain on the sale of a mining interest in Suriname ($28).

The effective tax rate for the first quarter of 2015 and 2014 was 47.0% (provision on income) and 28.1% (benefit on a loss), respectively.

The rate for the 2015 first quarter differs from the U.S. federal statutory rate of 35% primarily due to a loss on the sale of a rolling mill in Russia (see Global Rolled Products in Segment Information below) for which no tax benefit was recognized, a $35 unfavorable impact related to the interim period treatment of losses in certain foreign jurisdictions for which no tax benefit was recognized (impact is expected to reverse by the end of 2015), and a $33 net discrete income tax charge as described below, somewhat offset by foreign income taxed in lower rate jurisdictions.

In the first quarter of 2015, Alcoa World Alumina and Chemicals (AWAC), a joint venture owned 60% by Alcoa and 40% by Alumina Limited (Alcoa consolidates AWAC for financial reporting purposes), recognized an $83 ($33 was noncontrolling interest’s share) discrete income tax charge for a valuation allowance on certain deferred tax assets, which were related mostly to employee benefits and tax loss carryforwards. Alcoa also had a $50 deferred tax liability related to its 60%-share of these deferred tax assets that was written off as a result of the valuation allowance recognized by AWAC.

The rate for the 2014 first quarter differs from the U.S. federal statutory rate of 35% primarily due to a $56 unfavorable impact related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized (impact reversed by the end of 2014), partially offset by the U.S. tax impact of deemed distributions from otherwise lower tax rate foreign jurisdictions.

Net income attributable to noncontrolling interests was $60 in the 2015 first quarter compared with Net loss attributable to noncontrolling interests of $19 in the 2014 first quarter. These amounts were virtually all related to Alumina Limited’s 40% ownership interest in AWAC.

In the 2015 first quarter, AWAC generated income compared to a loss in the same period in 2014. The change in AWAC’s results was mainly driven by improved operating results and the absence of restructuring charges related to the permanent closure of the Point Henry smelter in Australia (see Restructuring and other charges above), somewhat offset by an $83 ($33 was noncontrolling interest’s share) discrete income tax charge for a valuation allowance on certain deferred tax assets (see Income taxes above). The improvement in AWAC’s operating results was largely due to net favorable foreign currency movements and net productivity improvements.

Segment Information

Alumina

	First quarter ended March 31,
	2015	2014
Alumina production (kmt)	3,933	4,172
Third-party alumina shipments (kmt)	2,538	2,649

Alcoa’s average realized price per metric ton of alumina	$344	$314
Alcoa’s average cost per metric ton of alumina*	$251	$278

Third-party sales	$887	$845
Intersegment sales	501	510

Total sales	$1,388	$1,355

ATOI	$221	$92

*	Includes all production-related costs, including raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation, depletion, and amortization; and plant administrative expenses.

Alumina production decreased 6% in the 2015 first quarter compared with the corresponding period in 2014. The decline was largely attributable to the absence of production at the refinery in Jamaica. In December 2014, AWAC sold its 55% ownership interest in Jamalco, a bauxite mine and alumina refinery joint venture in Jamaica (AWAC’s share of the refinery capacity was 779 kmt-per-year).

In March 2015, management initiated a 12-month review of 2,800 kmt in refining capacity for possible curtailment (partial or full), permanent closure or divestiture. This commitment is part of management’s target to lower Alcoa’s refining operations on the global alumina cost curve to the 21st percentile (currently 25th) by 2016. As part of this review, in March 2015, management decided to curtail 443 kmt-per-year (one digester) of capacity at the Suralco (Suriname) refinery by the end of April 2015. Suralco has nameplate capacity of 2,207 kmt-per-year, of which 876 kmt is idle and the remaining 1,331 kmt was operating at approximately 85% as of March 31, 2015. Management is currently in discussions with the Suriname government to determine the best long-term solution for Suralco due to limited bauxite reserves and the absence of a long-term energy alternative.

Third-party sales for the Alumina segment improved 5% in the 2015 first quarter compared to the same period in 2014. The increase was primarily due to a 10% improvement in average realized price and favorable foreign currency movements related to the revaluation of outstanding customer receivables in Australia, somewhat offset by a 4% decline in volume. The change in average realized price was mostly driven by a higher average alumina index/spot price.

Intersegment sales decreased 2% in the 2015 first quarter compared with the corresponding period in 2014 due to lower demand from the Primary Metals segment, driven by the absence of shipments to four smelters and lower shipments to one smelter that were permanently closed, curtailed or divested in 2014 (see Primary Metals below), mostly offset by a higher average realized price.

ATOI for this segment increased $129 in the 2015 first quarter compared to the same period in 2014. The improvement was principally driven by net favorable foreign currency movements due to a stronger U.S. dollar, especially against the Australian dollar, the previously mentioned higher average realized alumina price, and net productivity improvements. These positive impacts were slightly offset by the absence of a gain on the sale of a mining interest in Suriname ($18).

In the second quarter of 2015, alumina production will be approximately 250 kmt lower as a result of the divestiture of an ownership interest in Jamaica and the partial curtailment of the refinery in Suriname. Also, net productivity improvements are anticipated and lower energy costs are expected in Spain due to the conversion of the fuel source at the refinery from fuel oil to natural gas. Additionally, the refinery in Saudi Arabia is expected to produce approximately 250 kmt (approximately 65 kmt is AWAC’s share) of alumina, as it became fully operational at the end of 2014.

Primary Metals

	First quarter ended March 31,
	2015	2014
Aluminum production (kmt)	711	839
Third-party aluminum shipments (kmt)	589	617

Alcoa’s average realized price per metric ton of aluminum*	$2,420	$2,205
Alcoa’s average cost per metric ton of aluminum**	$2,216	$2,156

Third-party sales	$1,572	$1,424
Intersegment sales	692	734

Total sales	$2,264	$2,158

ATOI	$187	$(15)

*	Average realized price per metric ton of aluminum includes three elements: a) the underlying base metal component, based on quoted prices from the LME; b) the regional premium, which represents the incremental price over the base LME component that is associated with the physical delivery of metal to a particular region (e.g., the Midwest premium for metal sold in the United States); and c) the product premium, which represents the incremental price for receiving physical metal in a particular shape (e.g., billet, slab, rod, etc.) or alloy.
**	Includes all production-related costs, including raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation and amortization; and plant administrative expenses.

At March 31, 2015, Alcoa had 657 kmt of idle capacity on a base capacity of 3,497 kmt. In the 2015 first quarter, idle capacity decreased by 8 kmt compared to December 31, 2014 due to a pot adjustment in Spain.

In March 2015, management initiated a 12-month review of 500 kmt in smelting capacity for possible curtailment (partial or full), permanent closure or divestiture. This commitment is part of management’s target to lower Alcoa’s smelting operations on the global aluminum cost curve to the 38th percentile (currently 43rd) by 2016. As part of this review, in March 2015, management decided to curtail the remaining capacity (74 kmt-per-year) at the São Luís (Brazil) smelter by mid April 2015. In 2013 and 2014 combined, Alcoa curtailed capacity of 194 kmt-per-year at the São Luís smelter under a prior management review. See Restructuring and other charges in Results of Operations above.

Aluminum production decreased 15% in the 2015 first quarter compared with the corresponding period in 2014. The decline was the result of the absence of production at four smelters in Australia, the United States, and Brazil and lower production at another smelter in Brazil. As part of a prior management review of smelting capacity, in 2014, the full capacity at the Point Henry smelter (190 kmt-per-year) and the remaining capacity at the Massena East smelter (84-kmt-per-year) were permanently closed and the remaining capacity at the Poços de Caldas smelter (62 kmt-per-year) and a portion of the capacity at the São Luís smelter (97 kmt-per-year) were temporarily curtailed. Additionally, in December 2014, Alcoa sold its 50.33% ownership interest in the Mt. Holly smelter (Alcoa’s share of the smelter capacity was 115 kmt-per-year).

Third-party sales for the Primary Metals segment increased 10% in the 2015 first quarter compared to the same period in 2014. The improvement was mainly attributable to a 10% increase in average realized price, higher buy/resell activity, and higher energy sales in Brazil resulting from excess power due to curtailed smelter capacity, somewhat offset by a 5% decrease in volume. The change in average realized price was driven by a 6% higher average LME price (on 15-day lag) and higher regional premiums, which increased by an average of 18% in the United States and Canada and 26% in Europe. The decline in volumes was largely the result of the five smelters and a rod mill that were closed, curtailed or sold in 2014 (approximately $200), somewhat offset by higher shipments from the remaining smelter portfolio.

Intersegment sales decreased 6% in the 2015 first quarter compared with the corresponding period in 2014 due to lower demand from the midstream business, driven by the absence of shipments to four of the five rolling mills (the fifth mill purchased scrap metal from third-parties) that were either divested or permanently closed in December 2014 (see Global Rolled Products below), mostly offset by an increase in average realized price.

ATOI for this segment improved $202 in the 2015 first quarter compared to the same period in 2014. The increase was principally due to the previously mentioned higher average realized aluminum price; net favorable foreign currency movements due to a stronger U.S. dollar against all major currencies; net productivity improvements; a lower equity loss related to the joint venture in Saudi Arabia, including the absence of restart costs for one of the potlines that was previously shut down due to a period of instability; and the absence of a write-off of inventory related to the permanent closure of the Point Henry and Massena East smelters ($14). These positive impacts were somewhat offset by higher costs for alumina and energy (mostly in Spain as the 2014 interruptibility rights were more favorable than the 2015 structure).

In the second quarter of 2015, aluminum production will be approximately 100 kmt lower and Third-party sales will include a negative impact of approximately $200 both as a result of 2014 and 2015 closure, divestiture, and curtailment actions of five smelters and a rod mill. Also, the smelter in Saudi Arabia is expected to provide a positive contribution to ATOI and net productivity improvements are anticipated.

Global Rolled Products

	First quarter ended March 31,
	2015	2014
Third-party aluminum shipments (kmt)	432	467

Alcoa’s average realized price per metric ton of aluminum	$3,755	$3,591

Third-party sales	$1,621	$1,677
Intersegment sales	36	43

Total sales	$1,657	$1,720

ATOI	$34	$59

In March 2015, Alcoa completed the sale of a rolling mill located in Belaya Kalitva, Russia to a wholly-owned subsidiary of Stupino Titanium Company. While owned by Alcoa, the operating results and assets and liabilities of the rolling mill were included in the Global Rolled Products segment. The rolling mill generated sales of approximately $130 in 2014 and, at the time of divestiture, had approximately 1,870 employees. See Restructuring and other charges in Results of Operations above.

Third-party sales for the Global Rolled Products segment decreased 3% in the 2015 first quarter compared with the corresponding period in 2014. The decline was mainly caused by the absence of sales ($239) from five rolling mills in Australia, Spain, and France and unfavorable foreign currency movements due to a weaker euro and Russian ruble, mostly offset by increased demand. In December 2014, Alcoa permanently closed the Point Henry and Yennora rolling mills and sold the Alicante, Amorebieta, and Castelsarrasin rolling mills. Volume improvements were principally driven by the automotive and can sheet packaging (North America) end markets, somewhat offset by lower demand in the industrial products and building and construction end markets.

ATOI for this segment declined $25 in the 2015 first quarter compared to the same period in 2014. The decrease was primarily driven by a negative impact from the timing lag in metal prices (i.e., this segment realized a higher average cost of metal purchased compared to the average metal price realized in sales), the inability to pass-through the cost of metal premiums to can sheet packaging customers in Russia, and overall pricing pressure in the global can sheet packaging end market. These negative impacts were mostly offset by overall higher volumes, net productivity improvements across most businesses, and the absence of a write-off of inventory related to the permanent closure of the Point Henry and Yennora rolling mills ($9).

In the second quarter of 2015, demand in the automotive end market is expected to remain strong and the automotive expansion at the Davenport, IA facility will operate at full capacity (ramp-up was completed at the end of March 2015) to serve the growing demand for aluminum-intensive vehicles. Also, pricing pressure due to oversupply in the global can sheet packaging end market and the inability to pass through metal premiums in the Russia can sheet packaging end market are expected to continue. Additionally, Third-party sales will include a negative impact of approximately $270 due to the 2015 and 2014 divestiture and closure of six rolling mills. Furthermore, net productivity improvements are anticipated while higher research and development costs are anticipated as Alcoa develops and qualifies products from a new Micromill™ production process.

Engineered Products and Solutions

	First quarter ended March 31,
	2015	2014
Third-party sales	$1,689	$1,443

ATOI	$191	$189

In March 2015, Alcoa completed the acquisition of an aerospace structural castings company, TITAL, a privately held company with approximately 650 employees based in Germany. TITAL produces aluminum and titanium investment casting products for the aerospace and defense end markets. In 2014, TITAL generated sales of approximately $100. The purpose of this acquisition is to capture increasing demand for advanced jet engine components made of titanium, establish titanium-casting capabilities in Europe, and expand existing aluminum casting capacity. The assets and liabilities of this business were included within Alcoa’s Engineered Products and Solutions segment since the date of acquisition.

Also in March 2015, Alcoa signed a definitive agreement to acquire RTI International Metals, Inc. (RTI), a global supplier of titanium and specialty metal products and services for the commercial aerospace, defense, energy, and medical device end markets. The purpose of this acquisition is to expand Alcoa’s range of titanium offerings and add advanced technologies and materials, primarily related to the aerospace end market. Alcoa expects to realize annual cost savings of approximately $100 by 2019 due to synergies derived from procurement and productivity improvements, leveraging Alcoa’s global shares services, and driving profitable growth. In 2014, RTI generated net sales of $794 and had approximately 2,600 employees. Alcoa estimates that RTI will generate approximately $1,200 in sales by 2019. The proposed transaction is subject to customary conditions, including the receipt of all applicable regulatory approvals and RTI shareholder approval.

Third-party sales for the Engineered Products and Solutions segment increased 17% in the 2015 first quarter compared with the corresponding period in 2014. The improvement was mostly due to the third-party sales ($233) of an aerospace jet engine components business (Firth Rixson) that was acquired in November 2014. Also contributing to the increase were higher volumes, largely attributable to the aerospace (commercial) and commercial transportation end markets, partially offset by unfavorable foreign currency movements, principally due to a weaker euro.

ATOI for this segment improved $2 in the 2015 first quarter compared to the same period in 2014, mainly the result of net productivity improvements across all businesses and overall higher volumes, offset by unfavorable price/product mix, net unfavorable foreign currency movements (primarily the euro), and higher labor costs.

In the second quarter of 2015, the commercial aerospace end market is expected to remain strong, driven by significant order backlog. Also, the building and construction end market is expected to improve through growth in North America for the non-residential sector but will be somewhat offset by overall weakness in Europe. Additionally, stronger North America build rates in the commercial transportation end market will be partially offset by declines in Europe. Furthermore, Third-party sales will include a positive impact due to the addition of sales related to the acquisitions of Firth Rixson and TITAL, and net productivity improvements are anticipated.

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

The following table reconciles total segment ATOI to consolidated net income (loss) attributable to Alcoa:

	First quarter ended March 31,
	2015	2014
Total segment ATOI	$633	$325
Unallocated amounts (net of tax):
Impact of LIFO	7	(7)
Interest expense	(80)	(78)
Noncontrolling interests	(60)	19
Corporate expense	(64)	(67)
Restructuring and other charges	(161)	(321)
Other	(80)	(49)

Consolidated net income (loss) attributable to Alcoa	$195	$(178)

The significant changes in the reconciling items between total segment ATOI and consolidated net income (loss) attributable to Alcoa for the 2015 first quarter compared with the corresponding period in 2014 consisted of:

•	a change in the Impact of LIFO, mostly due to lower prices for aluminum, driven by lower LME levels (decrease in price at March 31, 2015 indexed to December 31, 2014 compared to an increase in price at March 31, 2014 indexed to December 31, 2013);

•	an increase in Interest expense, principally caused by an 8% higher average debt level, mostly offset by higher capitalized interest ($2) and lower amortization of debt-related costs;

•	a change in Noncontrolling interests, due to the change in results of AWAC, principally driven by improved operating results and the absence of restructuring charges related to the permanent closure of the Point Henry smelter in Australia, somewhat offset by an $83 ($33 was noncontrolling interest’s share) discrete income tax charge for a valuation allowance on certain deferred tax assets;

•	a decrease in Restructuring and other charges, mostly caused by lower charges ($157 compared to $279) due to fewer portfolio actions (e.g., capacity reductions, divestitures); and

•	a change in Other, mostly driven by a less favorable tax impact resulting from the difference between Alcoa’s consolidated estimated annual effective tax rate and the statutory rates applied to restructuring and other charges ($41) and a net discrete income tax charge for a valuation allowance on certain deferred tax assets ($33), partially offset by a smaller unfavorable tax impact related to the interim period treatment of losses in certain foreign jurisdictions for which no tax benefit was recognized ($21) and net favorable foreign currency movements ($16).

Environmental Matters

See the Environmental Matters section of Note G to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash From Operations

Cash used for operations was $175 in the 2015 three-month period compared with $551 in the same period of 2014. The improvement in cash from operations of $376 was principally due to a positive change associated with working capital of $299 and higher operating results (net income (loss) plus net add-back for noncash transactions in earnings).

The components of the positive change in working capital were as follows:

•	a favorable change of $109 in receivables, primarily related to a smaller increase in customer sales;

•	a positive change of $36 in inventories, largely attributable to the absence of inventory build related to delayed shipments caused by severe winter weather in North America and business continuity planning due to the then May 2014 expiration of Alcoa’s largest U.S. labor agreement, both of which occurred in the 2014 three-month period;

•	an unfavorable change of $33 in prepaid expenses and other current assets, mostly due to a lower amount of value-added tax receipts;

•	a negative change of $53 in accounts payable, trade, principally the result of timing of payments;

•	a favorable change of $27 in accrued expenses, mainly caused by lower interest payments made related to debt; and

•	a positive change of $213 in taxes, including income taxes, mostly driven by a change from a pretax loss to pretax income.

On April 8, 2015, Alcoa’s majority-owned subsidiary, Alcoa of Australia Limited (AofA), which is part of AWAC, secured a new 12-year gas supply agreement to power its three alumina refineries in Western Australia beginning in July 2020. This agreement is conditional on the completion of a third-party acquisition of the related energy assets from the current owner. The terms of AofA’s gas supply agreement require a prepayment of $500 to be made in two installments. The first installment of $300 would be made at the time of the completion of the third-party acquisition and the second installment of $200 would be made in 2016. If the third-party acquisition is not successful, AofA’s new gas supply agreement automatically terminates without financial penalty.

Financing Activities

Cash used for financing activities was $26 in the 2015 three-month period, a decrease of $36 compared with cash provided from financing activities of $10 in the corresponding period of 2014.

The use of cash in the 2015 three-month period was primarily due to $519 in payments on debt, mostly related to the repayment of borrowings under certain revolving credit facilities (see below), $54 in dividends paid to shareholders, and $29 in cash paid to the noncontrolling interest in AWAC, Alumina Limited. These items were mostly offset by $517 in additions to debt, virtually all of which was the result of borrowings under certain revolving credit facilities (see below), a $26 change in short-term borrowings, and $24 in proceeds from employee exercises of 2.7 million stock options at a weighted average exercise price of $8.92 (not in millions).

In the 2014 three-month period, the source of cash was primarily due to $621 in additions to debt, virtually all of which was the result of borrowings under certain revolving credit facilities, and $71 in proceeds from employee exercises of 8.4 million stock options at a weighted average exercise price of $8.45 (not in millions). These items were mostly offset by $631 in payments on debt, mostly related to $620 for the repayment of borrowings under certain revolving credit facilities and $6 for previous borrowings on the loans supporting the Estreito hydroelectric power project in Brazil, $33 in dividends paid to shareholders, and net cash paid to Alumina Limited of $15 related to AWAC.

At the end of 2014, Alcoa had ten revolving credit facilities (excluding Alcoa’s Five-Year Credit Facility above), each with a different financial institution, providing a combined capacity of $1,040 and expiration dates ranging from March 2015 through September 2016. A credit facility ($150 capacity) that was due to expire in March 2015 was extended to March 2016 in the first quarter of 2015.

The purpose of any borrowings under these credit arrangements is to provide for working capital requirements and for other general corporate purposes. The covenants contained in all these arrangements are the same as Alcoa’s Five-Year Revolving Credit Agreement (see the Financing Activities section of Liquidity and Capital Resources included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Alcoa’s 2014 Form 10-K).

During the first quarter of 2015, Alcoa borrowed and repaid $510 under these credit arrangements. The weighted-average interest rate and weighted-average days outstanding of the borrowings during the first quarter of 2015 were 1.57% and 69 days, respectively.

Alcoa’s cost of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to Alcoa’s debt by the major credit rating agencies.

On March 9, 2015, Standard and Poor’s Ratings Services (S&P) affirmed the following ratings for Alcoa: long-term debt at BBB- and short-term debt at A-3. Additionally, S&P changed the current outlook from negative to stable.

On April 16, 2015, Fitch Ratings (Fitch) affirmed the following ratings for Alcoa: long-term debt at BB+ and short-term debt at B. Additionally, Fitch changed the current outlook from stable to positive.

Investing Activities

Cash used for investing activities was $465 in the 2015 three-month period compared with $240 in the 2014 three-month period, resulting in a decrease in cash used of $225.

In the 2015 three-month period, the use of cash was mainly due to $247 in capital expenditures, 50% of which related to growth projects, including the aerospace expansion at the La Porte, IN plant, the automotive expansion at the Alcoa, TN plant, the aerospace expansion (thick plate stretcher) at the Davenport, IA plant, and the specialty foil expansion at the Itapissuma plant in Brazil; and $204 (net of cash acquired) for the acquisition of TITAL (see Engineered Products and Solutions in Segment Information above).

The use of cash in the 2014 three-month period was mainly due to $209 in capital expenditures, 44% of which related to growth projects, including the automotive expansions at the Alcoa, TN and Davenport, IA fabrication plants and the aluminum-lithium capacity expansion at the Lafayette, IN plant; and $62 in additions to investments, including equity contributions of $54 related to the aluminum complex joint venture in Saudi Arabia; slightly offset by $30 in sales of investments, mostly related to $28 in proceeds from the sale of a mining interest in Suriname.

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” or other words of similar meaning. All statements that reflect Alcoa’s expectations, assumptions, or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts concerning global demand growth for aluminum, end market conditions, supply/demand balances, and growth opportunities for aluminum in automotive, aerospace, and other applications; targeted financial results or operating performance; statements about Alcoa’s strategies, outlook, and business and financial prospects; and statements regarding the acceleration of Alcoa’s portfolio transformation, including the expected benefits of acquisitions, including the completed acquisition of the Firth Rixson business and TITAL, and the pending acquisition of RTI International Metals, Inc. (RTI). These statements reflect beliefs and assumptions that are based on Alcoa’s perception of historical trends, current conditions and expected future developments, as well as other factors management believes are appropriate in the circumstances. Forward-looking statements are subject to a number of risks, uncertainties and other factors, and are not guarantees of future performance. Important factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements include: (a) material adverse changes in aluminum industry conditions, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices and premiums, as applicable, for primary aluminum, alumina, and other products, and fluctuations in index-based and spot prices for alumina; (b) deterioration in global economic and financial market conditions generally; (c) unfavorable changes in the markets served by Alcoa, including aerospace, automotive, commercial transportation, building and construction, packaging, defense, and industrial gas turbine; (d) the impact on costs and results of changes in foreign currency exchange rates, particularly the Australian dollar, Brazilian real, Canadian dollar, euro, and Norwegian kroner; (e) increases in energy costs or the unavailability or interruption of energy supplies; (f) increases in the costs of other raw materials; (g) Alcoa’s inability to achieve the level of revenue growth, cash generation, cost savings, improvement in profitability and margins, fiscal discipline, or strengthening of competitiveness and operations (including moving its alumina refining and aluminum smelting businesses down on the industry cost curves and increasing revenues and improving margins in its Global Rolled Products and Engineered Products and Solutions segments) anticipated from its restructuring programs and productivity improvement, cash sustainability, technology, and other initiatives; (h) Alcoa’s inability to realize expected benefits, in each case as planned and by targeted completion dates, from acquisitions (including achieving the expected levels of synergies, revenue growth, or EBITDA margin improvement), sales of assets, closures or curtailments of facilities, newly constructed, expanded, or acquired facilities, or international joint ventures, including the joint venture in Saudi Arabia; (i) risks relating to operating globally, including geopolitical, economic, and regulatory risks and unexpected events beyond Alcoa’s control, such as unfavorable changes in laws and governmental policies, civil unrest, imposition of sanctions, expropriation of assets, major public health issues, and terrorism; (j) the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation; (k) adverse changes in discount rates or investment returns on pension assets; (l) the impact of cyber attacks and potential information technology or data security breaches; (m) unexpected events, unplanned outages, supply disruptions, or failure of equipment or processes to meet specifications; (n) failure to receive the required votes of RTI’s shareholders to approve the merger of RTI with Alcoa; (o) failure to receive, delays in the receipt of, or unacceptable or burdensome conditions imposed in connection with, all required regulatory approvals of the acquisition of RTI, or the failure to satisfy the other closing conditions to the acquisition; (p) the risk that acquisitions (including Firth Rixson, TITAL and the pending RTI acquisition) will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (q) the possibility that certain assumptions with respect to RTI or the acquisition could prove to be inaccurate, including the expected timing of closing; (r) the loss of customers, suppliers and other business relationships as a result of acquisitions, competitive developments, or other factors; (s) the potential failure to retain key employees of Alcoa or acquired businesses; (t) the effect of an increased number of Alcoa shares outstanding as a result of the acquisition of RTI; (u) the impact of potential sales of Alcoa common stock to be issued in the pending RTI acquisition; (v) failure to successfully implement, to achieve commercialization of, or to realize expected benefits from, new or innovative technologies, equipment, processes, or products, including the MicromillTM, innovative aluminum wheels, and advanced alloys, whether due to competitive developments, changes in the regulatory environment, trends and developments in the aerospace, metals engineering and manufacturing sectors, or other factors; and (w) the other risk factors summarized in Alcoa’s Form 10-K, including under Part I, Item 1A, for the year ended December 31, 2014 and the following sections of this report: Note G and the Derivatives section of Note N to the Consolidated Financial Statements; and the discussion included above under Segment Information. Alcoa disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 6. Exhibits.

2.	Agreement and Plan of Merger, dated as of March 8, 2015, by and among RTI International Metals, Inc., Alcoa Inc. and Ranger Ohio Corporation, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 9, 2015

10(a).	2005 Deferred Fee Plan for Directors, as amended, effective as of January 1, 2015

10(b).	Summary of 2015 Non-Employee Director Compensation and Stock Ownership Guidelines

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Inc.

April 23, 2015	By	/s/ WILLIAM F. OPLINGER
Date	William F. Oplinger
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

April 23, 2015	By	/s/ ROBERT S. COLLINS
Date	Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

2.	Agreement and Plan of Merger, dated as of March 8, 2015, by and among RTI International Metals, Inc., Alcoa Inc. and Ranger Ohio Corporation, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated March 9, 2015

10(a).	2005 Deferred Fee Plan for Directors, as amended, effective as of January 1, 2015

10(b).	Summary of 2015 Non-Employee Director Compensation and Stock Ownership Guidelines

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document