Form 10-Q
period 2015-06-30
ALCOA INC.
filed 2015-07-22
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2015

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

As of July 17, 2015, 1,222,605,049 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Alcoa and subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Second quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Sales (I)	$5,897	$5,836	$11,716	$11,290

Cost of goods sold (exclusive of expenses below)	4,663	4,765	9,106	9,260
Selling, general administrative, and other expenses	224	245	456	481
Research and development expenses	68	50	123	101
Provision for depreciation, depletion, and amortization	319	349	640	689
Restructuring and other charges (D)	217	110	394	571
Interest expense	124	105	246	225
Other (income) expenses, net (H)	—	5	(12)	30

Total costs and expenses	5,615	5,629	10,953	11,357

Income (loss) before income taxes	282	207	763	(67)
Provision for income taxes (K)	75	78	301	1

Net income (loss)	207	129	462	(68)

Less: Net income (loss) attributable to noncontrolling interests	67	(9)	127	(28)

NET INCOME (LOSS) ATTRIBUTABLE TO ALCOA	$140	$138	$335	$(40)

EARNINGS PER SHARE ATTRIBUTABLE TO ALCOA COMMON SHAREHOLDERS (J):
Basic	$0.10	$0.12	$0.25	$(0.04)

Diluted	$0.10	$0.12	$0.24	$(0.04)

Dividends paid per common share	$0.03	$0.03	$0.06	$0.06

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Comprehensive Income (Loss) (unaudited)

(in millions)

	Alcoa		Noncontrolling Interests		Total
	Second quarter ended June 30,		Second quarter ended June 30,		Second quarter ended June 30,
	2015	2014	2015	2014	2015	2014

Net income (loss)	$140	$138	$67	$(9)	$207	$129

Other comprehensive income, net of tax (C):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	(4)	14	3	1	(1)	15
Foreign currency translation adjustments	197	141	32	59	229	200
Net change in unrealized gains on available-for-sale securities	(2)	1	—	—	(2)	1
Net change in unrecognized losses on cash flow hedges	434	(23)	(4)	(8)	430	(31)

Total Other comprehensive income, net of tax	625	133	31	52	656	185

Comprehensive income	$765	$271	$98	$43	$863	$314

	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014	2015	2014

Net income (loss)	$335	$(40)	$127	$(28)	$462	$(68)

Other comprehensive (loss) income, net of tax (C):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	101	91	5	1	106	92
Foreign currency translation adjustments	(760)	390	(218)	146	(978)	536
Net change in unrealized gains on available-for-sale securities	—	1	—	—	—	1
Net change in unrecognized losses on cash flow hedges	370	9	(4)	(6)	366	3

Total Other comprehensive (loss) income, net of tax	(289)	491	(217)	141	(506)	632

Comprehensive income (loss)	$46	$451	$(90)	$113	$(44)	$564

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$1,311	$1,877
Receivables from customers, less allowances of $13 in 2015 and $14 in 2014 (L)	1,558	1,395
Other receivables (L)	688	733
Inventories (F)	3,160	3,082
Prepaid expenses and other current assets	1,112	1,182

Total current assets	7,829	8,269

Properties, plants, and equipment	34,277	35,517
Less: accumulated depreciation, depletion, and amortization	19,003	19,091

Properties, plants, and equipment, net	15,274	16,426

Goodwill (E)	5,232	5,247
Investments	1,928	1,944
Deferred income taxes	2,518	2,754
Other noncurrent assets (E & G)	3,806	2,759

Total assets	$36,587	$37,399

LIABILITIES
Current liabilities:
Short-term borrowings	$50	$54
Accounts payable, trade	3,009	3,152
Accrued compensation and retirement costs	802	937
Taxes, including income taxes	383	348
Other current liabilities	936	1,021
Long-term debt due within one year	26	29

Total current liabilities	5,206	5,541

Long-term debt, less amount due within one year	8,713	8,769
Accrued pension benefits	3,182	3,291
Accrued other postretirement benefits	2,105	2,155
Other noncurrent liabilities and deferred credits	2,743	2,849

Total liabilities	21,949	22,605

CONTINGENCIES AND COMMITMENTS (G)

EQUITY
Alcoa shareholders’ equity:
Preferred stock	55	55
Mandatory convertible preferred stock	3	3
Common stock	1,304	1,304
Additional capital	9,147	9,284
Retained earnings	9,605	9,379
Treasury stock, at cost	(2,834)	(3,042)
Accumulated other comprehensive loss (C)	(4,966)	(4,677)

Total Alcoa shareholders’ equity	12,314	12,306

Noncontrolling interests	2,324	2,488

Total equity	14,638	14,794

Total liabilities and equity	$36,587	$37,399

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Six months ended June 30,
	2015	2014
CASH FROM OPERATIONS
Net income (loss)	$462	$(68)
Adjustments to reconcile net income (loss) to cash from operations:
Depreciation, depletion, and amortization	641	690
Deferred income taxes	(45)	(133)
Equity income, net of dividends	50	68
Restructuring and other charges (D)	394	571
Net gain from investing activities – asset sales (H)	(28)	(29)
Net periodic pension benefit cost (M)	243	218
Stock-based compensation	55	49
Excess tax benefits from stock-based payment arrangements	(9)	(2)
Other	(64)	43
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables	(200)	(225)
(Increase) in inventories	(221)	(457)
Decrease (increase) in prepaid expenses and other current assets	7	(13)
(Decrease) increase in accounts payable, trade	(130)	26
(Decrease) in accrued expenses	(374)	(349)
Increase (decrease) in taxes, including income taxes	130	(52)
Pension contributions	(169)	(282)
(Increase) in noncurrent assets (G)	(352)	(25)
(Decrease) in noncurrent liabilities	(93)	(63)

CASH PROVIDED FROM (USED FOR) OPERATIONS	297	(33)

FINANCING ACTIVITIES
Net change in short-term borrowings (original maturities of three months or less)	(4)	77
Net change in commercial paper	—	223
Additions to debt (original maturities greater than three months)	1,027	1,131
Debt issuance costs	—	(10)
Payments on debt (original maturities greater than three months)	(1,037)	(1,149)
Proceeds from exercise of employee stock options	26	97
Excess tax benefits from stock-based payment arrangements	9	2
Dividends paid to shareholders	(109)	(69)
Distributions to noncontrolling interests	(71)	(55)
Contributions from noncontrolling interests	—	44

CASH (USED FOR) PROVIDED FROM FINANCING ACTIVITIES	(159)	291

INVESTING ACTIVITIES
Capital expenditures	(514)	(467)
Acquisitions, net of cash acquired (E)	(204)	—
Proceeds from the sale of assets and businesses (E)	59	1
Additions to investments	(50)	(106)
Sales of investments	22	34
Net change in restricted cash	(9)	3
Other	11	9

CASH USED FOR INVESTING ACTIVITIES	(685)	(526)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(19)	14

Net change in cash and cash equivalents	(566)	(254)
Cash and cash equivalents at beginning of year	1,877	1,437

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,311	$1,183

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions, except per-share amounts)

	Alcoa Shareholders
	Preferred stock	Mandatory convertible preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Non- controlling interests	Total equity

Balance at March 31, 2014	$55	$—	$1,267	$7,704	$9,061	$(3,395)	$(3,301)	$2,983	$14,374
Net income (loss)	—	—	—	—	138	—	—	(9)	129
Other comprehensive income (C)	—	—	—	—	—	—	133	52	185
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	—	—	—	—	—	—
Common @ $0.03 per share	—	—	—	—	(36)	—	—	—	(36)
Stock-based compensation	—	—	—	24	—	—	—	—	24
Common stock issued: compensation plans	—	—	—	(93)	—	120	—	—	27
Distributions	—	—	—	—	—	—	—	(20)	(20)
Contributions	—	—	—	—	—	—	—	24	24
Other	—	—	—	—	—	—	—	(1)	(1)

Balance at June 30, 2014	$55	$—	$1,267	$7,635	$9,163	$(3,275)	$(3,168)	$3,029	$14,706

Balance at March 31, 2015	$55	$3	$1,304	$9,124	$9,520	$(2,841)	$(5,591)	$2,269	$13,843
Net income	—	—	—	—	140	—	—	67	207
Other comprehensive income (C)	—	—	—	—	—	—	625	31	656
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	—	—	—	—	—	—
Preferred-Class B @ $6.71875 per share	—	—	—	—	(17)	—	—	—	(17)
Common @ $0.03 per share	—	—	—	—	(38)	—	—	—	(38)
Stock-based compensation	—	—	—	29	—	—	—	—	29
Common stock issued: compensation plans	—	—	—	(6)	—	7	—	—	1
Distributions	—	—	—	—	—	—	—	(42)	(42)
Other	—	—	—	—	—	—	—	(1)	(1)

Balance at June 30, 2015	$55	$3	$1,304	$9,147	$9,605	$(2,834)	$(4,966)	$2,324	$14,638

The accompanying notes are an integral part of the consolidated financial statements.

Alcoa and subsidiaries

Statement of Changes in Consolidated Equity (unaudited), continued

(in millions, except per-share amounts)

	Alcoa Shareholders
	Preferred stock	Mandatory convertible preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Non- controlling interests	Total equity

Balance at December 31, 2013	$55	$—	$1,178	$7,509	$9,272	$(3,762)	$(3,659)	$2,929	$13,522
Net loss	—	—	—	—	(40)	—	—	(28)	(68)
Other comprehensive income (C)	—	—	—	—	—	—	491	141	632
Cash dividends declared:
Preferred-Class A @ $1.875 per share	—	—	—	—	(1)	—	—	—	(1)
Common @ $0.06 per share	—	—	—	—	(68)	—	—	—	(68)
Stock-based compensation	—	—	—	49	—	—	—	—	49
Common stock issued: compensation plans	—	—	—	(409)	—	487	—	—	78
Issuance of common stock	—	—	89	486	—	—	—	—	575
Distributions	—	—	—	—	—	—	—	(55)	(55)
Contributions	—	—	—	—	—	—	—	44	44
Other	—	—	—	—	—	—	—	(2)	(2)

Balance at June 30, 2014	$55	$—	$1,267	$7,635	$9,163	$(3,275)	$(3,168)	$3,029	$14,706

Balance at December 31, 2014	$55	$3	$1,304	$9,284	$9,379	$(3,042)	$(4,677)	$2,488	$14,794
Net income	—	—	—	—	335	—	—	127	462
Other comprehensive loss (C)	—	—	—	—	—	—	(289)	(217)	(506)
Cash dividends declared:
Preferred-Class A @ $1.875 per share	—	—	—	—	(1)	—	—	—	(1)
Preferred-Class B @ $13.4375 per share	—	—	—	—	(34)	—	—	—	(34)
Common @ $0.06 per share	—	—	—	—	(74)	—	—	—	(74)
Stock-based compensation	—	—	—	55	—	—	—	—	55
Common stock issued: compensation plans	—	—	—	(192)	—	208	—	—	16
Distributions	—	—	—	—	—	—	—	(71)	(71)
Other	—	—	—	—	—	—	—	(3)	(3)

Balance at June 30, 2015	$55	$3	$1,304	$9,147	$9,605	$(2,834)	$(4,966)	$2,324	$14,638

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

B. Recently Adopted and Recently Issued Accounting Guidance

Adopted

On January 1, 2015, Alcoa adopted changes issued by the Financial Accounting Standards Board (FASB) to reporting discontinued operations and disclosures of disposals of components of an entity. These changes require a disposal of a component to meet a higher threshold in order to be reported as a discontinued operation in an entity’s financial statements. The threshold is defined as a strategic shift that has, or will have, a major effect on an entity’s operations and financial results such as a disposal of a major geographical area or a major line of business. Additionally, the following two criteria have been removed from consideration of whether a component meets the requirements for discontinued operations presentation: (i) the operations and cash flows of a disposal component have been or will be eliminated from the ongoing operations of an entity as a result of the disposal transaction, and (ii) an entity will not have any significant continuing involvement in the operations of the disposal component after the disposal transaction. Furthermore, equity method investments now may qualify for discontinued operations presentation. These changes also require expanded disclosures for all disposals of components of an entity, whether or not the threshold for reporting as a discontinued operation is met, related to profit or loss information and/or asset and liability information of the component. The adoption of these changes had no impact on the Consolidated Financial Statements. This guidance will need to be considered in the event Alcoa initiates a disposal of a component.

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

In April 2015, the FASB issued changes to the presentation of debt issuance costs. Currently, such costs are required to be presented as a noncurrent asset in an entity’s balance sheet and amortized into interest expense over the term of the related debt instrument. The changes require that debt issuance costs be presented in an entity’s balance sheet as a direct deduction from the carrying value of the related debt liability. The amortization of debt issuance costs remains unchanged. These changes become effective for Alcoa on January 1, 2016. Management has determined that the adoption of these changes will result in a decrease of approximately $60 to both Other noncurrent assets and Long-term debt, less amount due within one year on the accompanying Consolidated Balance Sheet.

C. Accumulated Other Comprehensive Loss

The following table details the activity of the four components that comprise Accumulated other comprehensive loss for both Alcoa’s shareholders and noncontrolling interests:

	Alcoa		Noncontrolling Interests
	Second quarter ended June 30,		Second quarter ended June 30,
	2015	2014	2015	2014
Pension and other postretirement benefits (M)
Balance at beginning of period	$(3,496)	$(3,455)	$(62)	$(51)
Other comprehensive (loss) income:
Unrecognized net actuarial loss and prior service cost/benefit	(118)	(80)	3	—
Tax benefit	39	28	—	—

Total Other comprehensive (loss) income before reclassifications, net of tax	(79)	(52)	3	—

Amortization of net actuarial loss and prior service cost/benefit(1)	115	101	1	1
Tax expense(2)	(40)	(35)	(1)	—

Total amount reclassified from Accumulated other comprehensive loss, net of tax(8)	75	66	—	1

Total Other comprehensive (loss) income	(4)	14	3	1

Balance at end of period	$(3,500)	$(3,441)	$(59)	$(50)

Foreign currency translation
Balance at beginning of period	$(1,803)	$428	$(601)	$(23)
Other comprehensive income(3)	197	141	32	59

Balance at end of period	$(1,606)	$569	$(569)	$36

Available-for-sale securities
Balance at beginning of period	$2	$2	$—	$—
Other comprehensive (loss) income(4)	(2)	1	—	—

Balance at end of period	$—	$3	$—	$—

Cash flow hedges (N)
Balance at beginning of period	$(294)	$(276)	$(2)	$—
Other comprehensive income (loss):
Net change from periodic revaluations	614	(32)	(5)	(12)
Tax (expense) benefit	(190)	4	1	4

Total Other comprehensive income (loss) before reclassifications, net of tax	424	(28)	(4)	(8)

Net amount reclassified to earnings:
Aluminum contracts(5)	10	6	—	—
Energy contracts(6)	2	—	—	—
Foreign exchange contracts(5)	1	(1)	—	—
Interest rate contracts(7)	1	1	—	—

Sub-total	14	6	—	—
Tax expense(2)	(4)	(1)	—	—

Total amount reclassified from Accumulated other comprehensive loss, net of tax(8)	10	5	—	—

Total Other comprehensive income (loss)	434	(23)	(4)	(8)

Balance at end of period	$140	$(299)	$(6)	$(8)

	Alcoa		Noncontrolling Interests
	Six months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Pension and other postretirement benefits (M)
Balance at beginning of period	$(3,601)	$(3,532)	$(64)	$(51)
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	(76)	(63)	3	—
Tax benefit	28	25	—	—

Total Other comprehensive (loss) income before reclassifications, net of tax	(48)	(38)	3	—

Amortization of net actuarial loss and prior service cost/benefit(1)	229	199	4	2
Tax expense(2)	(80)	(70)	(2)	(1)

Total amount reclassified from Accumulated other comprehensive loss, net of tax(8)	149	129	2	1

Total Other comprehensive income	101	91	5	1

Balance at end of period	$(3,500)	$(3,441)	$(59)	$(50)

Foreign currency translation
Balance at beginning of period	$(846)	$179	$(351)	$(110)
Other comprehensive (loss) income(3)	(760)	390	(218)	146

Balance at end of period	$(1,606)	$569	$(569)	$36

Available-for-sale securities
Balance at beginning of period	$—	$2	$—	$—
Other comprehensive income(4)	—	1	—	—

Balance at end of period	$—	$3	$—	$—

Cash flow hedges (N)
Balance at beginning of period	$(230)	$(308)	$(2)	$(2)
Other comprehensive income (loss):
Net change from periodic revaluations	504	4	(5)	(9)
Tax (expense) benefit	(156)	(4)	1	3

Total Other comprehensive income (loss) before reclassifications, net of tax	348	—	(4)	(6)

Net amount reclassified to earnings:
Aluminum contracts(5)	23	11	—	—
Energy contracts(6)	4	—	—	—
Foreign exchange contracts(5)	1	(1)	—	—
Interest rate contracts(7)	1	1	—	—

Sub-total	29	11	—	—
Tax expense(2)	(7)	(2)	—	—

Total amount reclassified from Accumulated other comprehensive loss, net of tax(8)	22	9	—	—

Total Other comprehensive income (loss)	370	9	(4)	(6)

Balance at end of period	$140	$(299)	$(6)	$(8)

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note M).
(2)	These amounts were included in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(4)	In all periods presented, unrealized and realized gains and losses related to these securities were immaterial. Realized gains and losses were included in Other (income) expenses, net on the accompanying Statement of Consolidated Operations.
(5)	These amounts were included in Sales on the accompanying Statement of Consolidated Operations.
(6)	These amounts were included in Cost of goods sold on the accompanying Statement of Consolidated Operations.
(7)	These amounts were included in Interest expense on the accompanying Statement of Consolidated Operations.
(8)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings. These amounts were reflected on the accompanying Statement of Consolidated Operations in the line items indicated in footnotes 1 through 7.

D. Restructuring and Other Charges – In the second quarter and six-month period of 2015, Alcoa recorded Restructuring and other charges of $217 ($141 after-tax and noncontrolling interest) and $394 ($299 after-tax and noncontrolling interest), respectively.

Restructuring and other charges in the 2015 second quarter included $179 ($115 after-tax and noncontrolling interest) for exit costs related to decisions to permanently shut down and demolish a smelter and a power station (see below); $18 ($10 after-tax and noncontrolling interest) for the separation of approximately 120 employees (Alumina segment) and other charges related to the decisions to temporarily curtail both a portion of the capacity (443,000 metric-tons-per-year) at the refinery in Suriname and the remaining capacity (74,000 metric-tons-per-year) at the São Luís smelter in Brazil; $16 ($13 after-tax and noncontrolling interest) for layoff costs, including the separation of approximately 390 employees (210 in the Engineered Products and Solutions segment, 150 in the Primary Metals segment, and 30 in the Global Rolled Products segment); $10 ($7 after-tax and noncontrolling interest) related to post-closing adjustments associated with two December 2014 divestitures (see Note E); a net credit of $5 ($3 after-tax and noncontrolling interest) for other miscellaneous items; and $1 ($1 after-tax and noncontrolling interest) for the reversal of a few layoff reserves related to prior periods.

In the 2015 six-month period, Restructuring and other charges included the aforementioned $179 ($115 after-tax and noncontrolling interest); $159 ($149 after-tax and noncontrolling interest) related to the March 2015 divestiture of a rolling mill in Russia and post-closing adjustments associated with three December 2014 divestitures (see Note E); $38 ($23 after-tax and noncontrolling interest) for the separation of approximately 800 employees (680 in the Primary Metals segment and 120 in the Alumina segment), supplier contract-related costs, and other charges associated with the aforementioned decisions to temporarily curtail certain capacity at the São Luís smelter and the refinery in Suriname; $29 ($21 after-tax and noncontrolling interest) for layoff costs, including the separation of approximately 600 employees (340 in the Engineered Products and Solutions segment, 150 in the Primary Metals segment, 60 in the Global Rolled Products segment, and 50 in Corporate); a net credit of $3 ($2 after-tax and noncontrolling interest) for other miscellaneous items; and $8 ($7 after-tax and noncontrolling interest) for the reversal of a number of small layoff reserves related to prior periods.

In the second quarter of 2015, management approved the permanent shutdown and demolition of the Poços de Caldas smelter (capacity of 96,000 metric-tons-per-year) in Brazil and the Anglesea power station (includes the closure of a related coal mine) in Australia. The entire capacity at Poços de Caldas has been temporarily idled since May 2014 and the Anglesea power station is expected to be shut down by the end of August 2015. Demolition and remediation activities related to the Poços de Caldas smelter and the Anglesea power station will begin in 2016 and the second half of 2015, respectively, and are expected to be completed by the end of 2026 and 2020, respectively.

The decision on the Poços de Caldas smelter was due to management’s conclusion that the smelter was no longer competitive as a result of challenging global market conditions for primary aluminum, which led to the initial curtailment, that have not dissipated and higher costs. For the Anglesea power station, the decision was made because a sale process did not result in a sale and there would be imminent operating costs and financial constraints related to this site in the remainder of 2015 and beyond, including significant costs to source coal from available resources, necessary maintenance costs, and a depressed outlook for forward electricity prices. The Anglesea power station previously supplied approximately 40 percent of the power needs for the Point Henry smelter, which was closed in August 2014.

In the 2015 second quarter and six-month period, costs related to the shutdown actions included asset impairments of $86, representing the write-off of the remaining book value of all related properties, plants, and equipment; $11 for the layoff of approximately 100 employees (Primary Metals segment); and $82 in other exit costs. Additionally in the 2015 second quarter and six-month period, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value resulting in a charge of $4 ($2 after-tax and noncontrolling interest), which was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. The other exit costs of $82 represent $45 in asset retirement obligations and $29 in environmental remediation, both of which were triggered by the decisions to permanently shut down and demolish the aforementioned structures in Brazil and Australia (includes the rehabilitation of a related coal mine), and $8 in other related costs, including supplier and customer contract-related costs.

In the second quarter and six-month period of 2014, Alcoa recorded Restructuring and other charges of $110 ($54 after-tax and noncontrolling interests) and $571 ($328 after-tax and noncontrolling interests), respectively.

Restructuring and other charges in the 2014 second quarter included $107 ($51 after-tax and noncontrolling interest) for exit costs related to decisions to permanently shut down and demolish two smelters and two rolling mills (see below) and $3 ($3 after-tax) for other miscellaneous items, including layoff costs for the separation of approximately 75 employees (30 in the Global Rolled Products segment, 30 in Corporate, and 15 in Alcoa’s other three segments combined).

In the 2014 six-month period, Restructuring and other charges included $443 ($240 after-tax and noncontrolling interest) for exit costs related to decisions to permanently shut down and demolish two smelters and two rolling mills (see below); $68 ($44 after-tax and noncontrolling interest) for the temporary curtailment of two smelters and a related production slowdown at one refinery (see below); $33 ($26 after-tax) for asset impairments related to prior capitalized costs for a modernization project at a smelter in Canada that is no longer being pursued; $17 ($11 after-tax) for layoff costs, including the separation of approximately 245 employees (115 in the Engineered Products and Solutions segment, 30 in the Global Rolled Products segment, 10 in the Alumina and Primary Metals segments combined, and 90 in Corporate); $17 ($11 after-tax) for other miscellaneous items; and $7 ($4 after-tax and noncontrolling interests) for the reversal of a number of small layoff reserves related to prior periods.

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

Also in the 2014 first quarter, management approved the permanent shutdown of Alcoa’s two rolling mills in Australia, Point Henry and Yennora. This decision was made due to the significant impact of excess can sheet capacity in both Australia and Asia. The two rolling mills had a combined can sheet capacity of 200,000 metric-tons-per-year and were closed by the end of 2014. Demolition and remediation activities related to the two rolling mills will begin mid 2015 and are expected to be completed by the end of 2018.

In the second quarter and six-month period of 2014, costs related to the shutdown and curtailment actions included $4 and $137, respectively, for the layoff of approximately 1,830 employees (1,230 in the Primary Metals segment, 470 in the Global Rolled Products segment, 90 in the Alumina segment, and 40 in Corporate); accelerated depreciation of $91 and $150, respectively, related to the three facilities in Australia as they continued to operate during 2014; and $10 and $133, respectively, in other exit costs. Additionally, the costs in the 2014 six-month period also include asset impairments of $91, representing the write-off of the remaining book value of all related properties, plants, and equipment. Furthermore in the six-month period of 2014, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value resulting in a charge of $34 ($20 after-tax and noncontrolling interest), which was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. The other exit costs of $133 in the 2014 six-month period represent $55 in asset retirement obligations and $38 in environmental remediation, both of which were triggered by the decisions to permanently shut down and demolish the aforementioned structures in the United States and Australia, and $40 in other related costs, including supplier and customer contract-related costs.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Alumina	$10	$—	$17	$7
Primary Metals	173	84	198	415
Global Rolled Products	1	23	136	113
Engineered Products and Solutions	9	—	14	4

Segment total	193	107	365	539
Corporate	24	3	29	32

Total restructuring and other charges	$217	$110	$394	$571

As of June 30, 2015, approximately 730 of the 1,500 employees associated with 2015 restructuring programs, approximately 2,460 of the 2,870 employees (previously 2,910 – updated to reflect employees accepting other positions within Alcoa and natural attrition) associated with 2014 restructuring programs, and 1,460 of the 1,530 employees associated with 2013 restructuring programs were separated. The remaining separations for the 2015, 2014, and 2013 restructuring programs are expected to be completed by the end of 2015.

In the 2015 second quarter and six-month period, cash payments of $14 and $15, respectively, were made against the layoff reserves related to the 2015 restructuring programs, $6 and $56, respectively, were made against the layoff reserves related to the 2014 restructuring programs, and $2 and $5, respectively, were made against the layoff reserves related to the 2013 restructuring programs.

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2013	$96	$42	$138

2014:
Cash payments	(191)	(22)	(213)
Restructuring charges	259	194	453
Other*	(66)	(180)	(246)

Reserve balances at December 31, 2014	98	34	132

2015:
Cash payments	(76)	(6)	(82)
Restructuring charges	61	88	149
Other*	(23)	(89)	(112)

Reserve balances at June 30, 2015	$60	$27	$87

*	Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation. In the 2015 six-month period, Other for layoff costs also included a reclassification of $13 in pension and other postretirement benefits costs, as this obligation was included in Alcoa’s separate liability for pension and other postretirement benefit obligations (see Note M). Additionally in the 2015 six-month period, Other for other exit costs also included a reclassification of the following restructuring charges: $45 in asset retirement and $29 in environmental obligations, as these liabilities were included in Alcoa’s separate reserves for asset retirement obligations and environmental remediation (see Note G). In 2014, Other for layoff costs also included a reclassification of $26 in pension costs, as this obligation was included in Alcoa’s separate liability for pension obligations. Additionally in 2014, Other for other exit costs also included a reclassification of the following restructuring charges: $95 in asset retirement and $47 in environmental obligations, as these liabilities were included in Alcoa’s separate reserves for asset retirement obligations and environmental remediation.

The remaining reserves are expected to be paid in cash during the second half of 2015, with the exception of approximately $20 to $25, which is expected to be paid over the next several years for ongoing site remediation work, lease termination costs, and special separation benefit payments.

E. Acquisitions and Divestitures – In November 2014, Alcoa completed the acquisition of an aerospace jet engine components company, Firth Rixson, for $2,995 plus $130 in contingent consideration. The preliminary allocation of the purchase price at that time resulted in total assets of $3,470, including $1,898 in goodwill and $398 in intangibles, and $475 in total liabilities, including the $130 of contingent consideration. These amounts are subject to change upon further review by management, including consideration of a third-party valuation of the assets acquired and liabilities assumed. In the 2015 six-month period, Alcoa updated the estimated beginning balances of certain assets acquired, including a decrease to properties, plants, and equipment of $165, an increase to intangible assets of $396, and a decrease to goodwill of $116. These changes were based on management’s review of preliminary information from the in-progress third party valuation, which is expected to be completed in the third quarter of 2015. The intangible assets of $794 consist primarily of customer relationships and contracts, backlog, qualifications, and technology.

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

Also in March 2015, Alcoa signed a definitive agreement to acquire RTI International Metals, Inc. (RTI), a U.S. company publicly traded on the New York Stock Exchange under the ticker symbol “RTI.” Alcoa plans to purchase all outstanding shares of RTI common stock in a stock-for-stock transaction valued at approximately $1,100 (based on the $12.92 per share March 31, 2015 closing price of Alcoa’s common stock). Each issued and outstanding share of RTI common stock immediately prior to the completion of the transaction will be converted into the right to receive 2.8315 shares of Alcoa common stock (no fractional shares will be issued; a cash payment (without interest) in an amount reflecting prevailing market prices of Alcoa common stock on the New York Stock Exchange following the effective time of the merger will be made in lieu thereof). The exchange ratio is the quotient of a $41 per RTI common share acquisition price and the $14.48 per share March 6, 2015 closing price of Alcoa’s common stock. As of March 31, 2015, RTI had 30,794,405 shares of common stock outstanding. Additionally, Alcoa will assume approximately $500 in debt (see below) and acquire approximately $300 in cash (amounts are based on RTI’s Condensed Consolidated Balance Sheet at March 31, 2015).

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

RTI is a global supplier of titanium and specialty metal products and services for the commercial aerospace, defense, energy, and medical device end markets. The purpose of this acquisition is to expand Alcoa’s range of titanium offerings and add advanced technologies and materials, primarily related to the aerospace end market. In 2014, RTI generated net sales of $794 and had approximately 2,600 employees. The proposed transaction is subject to customary conditions, including the receipt of all applicable regulatory approvals and RTI shareholder approval. All regulatory approvals were received in the second quarter of 2015, and on July 21, 2015, RTI’s shareholders approved the proposed transaction at RTI’s annual shareholders meeting. As a result, the transaction is expected to close on July 23, 2015, subject to the satisfaction of the remaining closing conditions set forth in the agreement. Subsequent to closing, RTI will be included within Alcoa’s Engineered Products and Solutions segment.

In the 2015 six-month period, Alcoa completed the divestiture of an operation in Russia (see below) and had post-closing adjustments, as provided for in the respective purchase agreements, related to three divestitures completed in December 2014. The divestiture and post-closing adjustments combined resulted in net cash received of $30 and a net loss of $159 ($149 after-tax and noncontrolling interest), which was recorded in Restructuring and other charges (see Note D) on the accompanying Statement of Consolidated Operations. Two of these four divestitures remain subject to certain post-closing adjustments as defined in the respective purchase agreements.

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

F. Inventories

	June 30, 2015	December 31, 2014
Finished goods	$714	$768
Work-in-process	1,112	1,035
Bauxite and alumina	569	578
Purchased raw materials	572	508
Operating supplies	193	193

	$3,160	$3,082

At June 30, 2015 and December 31, 2014, the total amount of inventories valued on a last in, first out (LIFO) basis was $1,565 and $1,514, respectively. If valued on an average-cost basis, total inventories would have been $700 and $767 higher at June 30, 2015 and December 31, 2014, respectively.

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

In June 2012, Alcoa received formal notification from the Italian Government with a calculated recovery amount of $375 (€303); this amount was reduced by $65 (€53) for amounts owed by the Italian Government to Alcoa, resulting in a net payment request of $310 (€250). In a notice published in the Official Journal of the European Union on September 22, 2012, the EC announced that it had filed an action against the Italian Government on July 18, 2012 to compel it to collect the recovery amount (on October 17, 2013, the European Court of Justice ordered Italy to so collect). On September 27, 2012, Alcoa received a request for payment in full of the $310 (€250) by October 31, 2012. Following discussions with the Italian Government regarding the timing of such payment, Alcoa paid the requested amount in five quarterly installments of $69 (€50) beginning in October 2012 through December 2013. Notwithstanding the payments made, Alcoa’s estimate of the most probable loss of the ultimate outcome of this matter and the low end of the range of reasonably possible loss, which is $176 (€159) to $337 (€303), remains the $176 (€159) recorded in 2009 (the U.S. dollar amount reflects the effects of foreign currency movements since 2009). Alcoa no longer has a reserve for this matter; instead, Alcoa has a noncurrent asset reflecting the excess of the total of the five payments made to the Italian Government over the reserve recorded in 2009. At June 30, 2015, the noncurrent asset was $102 (€91) (this does not include the $59 (€53) for amounts owed by the Italian Government to Alcoa mentioned above).

On October 16, 2014, Alcoa received notice from the General Court of the EU that its April 19, 2010 appeal of the EC’s November 19, 2009 decision was denied. On December 27, 2014, Alcoa filed an appeal of the General Court’s October 16, 2014 ruling to the European Court of Justice. On April 22, 2015, Alcoa was notified that the EC filed its response to Alcoa’s appeal, and on April 30, 2015, Alcoa filed an application with the European Court of Justice seeking permission to file a reply to the EC’s response. This application was denied; therefore, Alcoa requested an oral hearing in this matter. A decision by the European Court of Justice in this matter could take up to two years or longer.

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

Alcoa’s remediation reserve balance was $574 and $543 at June 30, 2015 and December 31, 2014 (of which $53 and $70 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated.

In the 2015 second quarter and six-month period, the remediation reserve was increased by $45 and $53, respectively. The change in the second quarter of 2015 was due to a charge of $29 related to the planned demolition of the Poços de Caldas smelter and the Anglesea power station (see Note D), a charge of $11 related to the Mosjøen location (see below), and a net charge of $5 associated with a number of other sites. In the 2015 six-month period, the change was due to the previously mentioned charges of $29 and $11, a charge of $7 related to the Portovesme location (see below), and a net charge of $6 associated with a number of other sites. The changes to the remediation reserve in the 2015 second quarter and six-month period, except for the charge of $29, were recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations.

Payments related to remediation expenses applied against the reserve were $10 and $16 in the 2015 second quarter and six-month period, respectively. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party. In the 2015 second quarter and six-month period, the change in the reserve also reflects an increase of $1 and a decrease of $6, respectively, due to the effects of foreign currency translation.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be approximately 2% of cost of goods sold.

The following discussion provides details regarding the current status of certain significant reserves related to current or former Alcoa sites.

Massena West, NY—Alcoa has an ongoing remediation project related to the Grasse River, which is adjacent to Alcoa’s Massena plant site. Many years ago, it was determined that sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs). The project, which was selected by the U.S. Environmental Protection Agency (EPA) in a Record of Decision (ROD) issued in April 2013, is aimed at capping PCB contaminated sediments with concentration in excess of one part per million in the main channel of the river and dredging PCB contaminated sediments in the near-shore areas where total PCBs exceed one part per million. At June 30, 2015 and December 31, 2014, the reserve balance associated with this matter was $237 and $239, respectively. Alcoa is in the planning and design phase, which is expected to take approximately two to three years from mid-2013, followed by the actual remediation fieldwork that is expected to take approximately four years. The majority of the project funding is expected to be spent between 2016 and 2020.

Sherwin, TX—In connection with the sale of the Sherwin alumina refinery, which was required to be divested as part of the Reynolds merger in 2000, Alcoa agreed to retain responsibility for the remediation of the then existing environmental conditions, as well as a pro rata share of the final closure of the active bauxite residue waste disposal areas (known as the Copano facility). Alcoa’s share of the closure costs is proportional to the total period of operation of the active waste disposal areas. At June 30, 2015 and December 31, 2014, the reserve balance associated with Sherwin was $32. Approximately half of the project funding is expected to be spent through 2019. The remainder is not expected to be spent in the foreseeable future as it is dependent upon the operating life of the active waste disposal areas.

East St. Louis, IL—Alcoa has an ongoing remediation project related to an area used for the disposal of bauxite residue from former alumina refining operations. The project, which was selected by the EPA in a ROD issued in July 2012, is aimed at implementing a soil cover over the affected area. On November 1, 2013, the U.S. Department of Justice lodged a consent decree on behalf of the EPA for Alcoa to conduct the work outlined in the ROD. This consent decree was entered as final in February 2014 by the U.S. Department of Justice. As a result, Alcoa began construction in March 2014; this project is expected to be completed in the second half of 2015. At June 30, 2015 and December 31, 2014, the reserve balance associated with this matter was $14 and $15, respectively.

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

In January 2014, in anticipation of Alcoa reaching a final administrative agreement with the MOE, Alcoa and Ligestra entered into a final agreement related to Fusina for allocation of payments to the MOE for emergency action and natural resource damages and the costs for the approved soil remediation project. The agreement resulted in Ligestra assuming 50% to 80% of all payments and remediation costs. On February 27, 2014, Alcoa and the MOE reached a final administrative agreement for conduct of work. This agreement includes both a soil and groundwater remediation project estimated to cost $33 (€24) and requires payments of $25 (€18) to the MOE for emergency action and natural resource damages. The remediation projects are slated to begin in the second half of 2015. Based on the final agreement with Ligestra, Alcoa’s share of all costs and payments is $17 (€12), of which $9 (€6) related to the damages will be paid annually over a 10-year period, which began in April 2014, and was previously fully reserved.

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

Baie Comeau, Quebec, Canada—In August 2012, Alcoa presented an analysis of remediation alternatives to the Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks (MDDEP), in response to a previous request, related to known PCBs and polycyclic aromatic hydrocarbons (PAHs) contained in sediments of the Anse du Moulin bay. As such, Alcoa increased the reserve for Baie Comeau by $25 in 2012 to reflect the estimated cost of Alcoa’s recommended alternative, consisting of both dredging and capping of the contaminated sediments. In July 2013, Alcoa submitted the Environmental Impact Assessment for the project to the MDDEP. The MDDEP notified Alcoa that the project as it was submitted was approved and a final ministerial decree will be issued in the 2015 third quarter. As a result, no further adjustment to the reserve was required in the 2015 second quarter. The decree will provide final approval for the project and will allow Alcoa to start work on the final project design, which is expected to be completed in 2016 with construction on the project expected to begin in 2017. Completion of the final project design and bidding of the project may result in additional liability in a future period.

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

In the second quarter of 2015, the NEA notified Alcoa that the revised project was approved and required submission of the final project design before issuing a final order. Alcoa completed and submitted the final project design, which identified a need to stabilize the related wharf structure to allow for the sediment dredging in the harbor. As a result, Alcoa increased the reserve for Mosjøen by $11 in the 2015 second quarter to reflect the estimated cost of the wharf stabilization. In June 2015, the NEA issued a final order approving the project as well as the final project design. Project construction is expected to begin in the second half of 2015 and be completed by the end of 2017.

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

The combined assessments (remeasured for a tax rate change enacted in November 2014) total $253 (€228). The Company believes it has meritorious arguments to support its tax position and intends to vigorously litigate the assessments through Spain’s court system. However, in the event the Company is unsuccessful, a portion of the assessments may be offset with existing net operating losses available to the Spanish consolidated tax group. Additionally, it is possible that the Company may receive similar assessments for tax years subsequent to 2009. At this time, the Company is unable to reasonably predict an outcome for this matter.

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

Between 2000 and 2002, Alcoa Alumínio (Alumínio) sold approximately 2,000 metric tons of metal per month from its Poços de Caldas facility, located in the State of Minas Gerais (the “State”), to Alfio, a customer also located in the State. Sales in the State were exempted from value-added tax (VAT) requirements. Alfio subsequently sold metal to customers outside of the State, but did not pay the required VAT on those transactions. In July 2002, Alumínio received an assessment from State auditors on the theory that Alumínio should be jointly and severally liable with Alfio for the unpaid VAT. In June 2003, the administrative tribunal found Alumínio liable, and Alumínio filed a judicial case in the State in February 2004 contesting the finding. In May 2005, the Court of First Instance found Alumínio solely liable, and a panel of a State appeals court confirmed this finding in April 2006. Alumínio filed a special appeal to the Superior Tribunal of Justice (STJ) in Brasilia (the federal capital of Brazil) later in 2006. In 2011, the STJ (through one of its judges) reversed the judgment of the lower courts, finding that Alumínio should neither be solely nor jointly and severally liable with Alfio for the VAT, which ruling was then appealed by the State. In August 2012, the STJ agreed to have the case reheard before a five-judge panel. A decision from this panel is pending, but additional appeals are likely. At June 30, 2015, the assessment totaled $41 (R$130), including penalties and interest. While the Company believes it has meritorious defenses, the Company is unable to reasonably predict an outcome.

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

Commitments

Investments

Alcoa has an investment in a joint venture for the development, construction, ownership, and operation of an integrated aluminum complex (bauxite mine, alumina refinery, aluminum smelter, and rolling mill) in Saudi Arabia. The joint venture is owned 74.9% by the Saudi Arabian Mining Company (known as “Ma’aden”) and 25.1% by Alcoa and consists of three separate companies as follows: one each for the mine and refinery, the smelter, and the rolling mill. Alcoa accounts for its investment in the joint venture under the equity method. Capital investment in the project is expected to total approximately $10,800 (SAR 40.5 billion) and has been funded through a combination of equity contributions by the joint venture partners and project financing by the joint venture, which has been guaranteed by both partners (see below). Both the equity contributions and the guarantees of the project financing are based on the joint venture’s partners’ ownership interests. Originally, it was estimated that Alcoa’s total equity investment in the joint venture would be approximately $1,100, of which Alcoa has contributed $961, including $5 and $9 in the 2015 second quarter and six-month period, respectively. Based on changes to both the project’s capital investment and equity and debt structure from the initial plans, the estimated $1,100 equity contribution may be reduced. As of June 30, 2015 and December 31, 2014, the carrying value of Alcoa’s investment in this project was $952 and $983, respectively.

The smelting and rolling mill companies have project financing totaling $4,515, of which $1,133 represents Alcoa’s share (the equivalent of Alcoa’s 25.1% interest in the smelting and rolling mill companies). In conjunction with the financings, Alcoa issued guarantees on behalf of the smelting and rolling mill companies to the lenders in the event that such companies default on their debt service requirements through 2017 and 2020 for the smelting company and 2018 and 2021 for the rolling mill company (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa’s guarantees for the smelting and rolling mill companies cover total debt service requirements of $176 in principal and up to a maximum of approximately $50 in interest per year (based on projected interest rates). At June 30, 2015 and December 31, 2014, the combined fair value of the guarantees was $8, which was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet.

The mining and refining company has project financing totaling $2,232, of which $560 represents Alcoa World Alumina and Chemical’s (AWAC) 25.1% interest in the mining and refining company. In conjunction with the financings, Alcoa, on behalf of AWAC, issued guarantees to the lenders in the event that the mining and refining company defaults on its debt service requirements through 2019 and 2024 (Ma’aden issued similar guarantees for its 74.9% interest). Alcoa’s guarantees for the mining and refining company cover total debt service requirements of $120 in principal and up to a maximum of approximately $30 in interest per year

(based on projected interest rates). At June 30, 2015 and December 31, 2014, the combined fair value of the guarantees was $3 and $4, respectively, which was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. In the event Alcoa would be required to make payments under the guarantees, 40% of such amount would be contributed to Alcoa by Alumina Limited, consistent with its ownership interest in AWAC.

Alumínio, a wholly-owned subsidiary of Alcoa, is a participant in four consortia that each owns a hydroelectric power project in Brazil. One of these projects is known as Estreito, which reached full capacity in March 2013. Alumínio’s investment in this project is 25.49%, which entitles Alumínio to approximately 150 megawatts of assured power. The Estreito consortium is an unincorporated joint venture, and, therefore, Alumínio’s share of the assets and liabilities of the consortium are reflected in the respective lines on the accompanying Consolidated Balance Sheet. Total estimated project costs are approximately $1,650 (R$5,170) and Alumínio’s share is approximately $420 (R$1,320). As of June 30, 2015, approximately $400 (R$1,270) of Alumínio’s commitment was expended on the project.

In 2004, Alcoa acquired a 20% interest in a consortium, which subsequently purchased the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, in exchange for an initial cash investment of $17 (A$24). The investment in the DBNGP, which is classified as an equity investment, was made in order to secure a competitively priced long-term supply of natural gas to Alcoa’s refineries in Western Australia. Alcoa made additional contributions of $141 (A$176) for its share of the pipeline capacity expansion and other operational purposes of the consortium through September 2011. No further expansion of the pipeline’s capacity is planned at this time. In late 2011, the consortium initiated a three-year equity call plan to improve its capitalization structure. This plan required Alcoa to contribute $39 (A$40), all of which was made through December 2014. Following the completion of the three-year equity call plan in December 2014, the consortium initiated a new equity call plan to further improve its capitalization structure. This plan requires Alcoa to contribute $30 (A$36) through mid 2016, of which $9 (A$12) was made through June 30, 2015, including $5 (A$6) and $8 (A$11) in the 2015 second quarter and six-month period, respectively. In addition to its equity ownership, Alcoa has an agreement to purchase gas transmission services from the DBNGP. At June 30, 2015, Alcoa has an asset of $280 (A$364) representing prepayments made under the agreement for future gas transmission services. Alcoa’s maximum exposure to loss on the investment and the related contract is approximately $400 (A$520) as of June 30, 2015.

On April 8, 2015, Alcoa’s majority-owned subsidiary, Alcoa of Australia Limited (AofA), which is part of AWAC, secured a new 12-year gas supply agreement to power its three alumina refineries in Western Australia beginning in July 2020. This agreement was conditional on the completion of a third-party acquisition of the related energy assets from the current owner, which occurred in the 2015 second quarter. The terms of AofA’s gas supply agreement require a prepayment of $500 to be made in two installments. The first installment of $300 was made at the time of the completion of the third-party acquisition in June and was reflected in Other noncurrent assets on the accompanying Consolidated Balance Sheet. The second installment of $200 will be made in January 2016.

H. Other (Income) Expenses, Net

	Second quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Equity loss	$24	$30	$44	$68
Interest income	(4)	(6)	(7)	(10)
Foreign currency losses (gains), net	6	(3)	(10)	5
Net gain from asset sales	(28)	(2)	(28)	(29)
Net loss (gain) on mark-to-market derivative contracts (N)	7	(8)	3	(3)
Other, net	(5)	(6)	(14)	(1)

	$—	$5	$(12)	$30

I. Segment Information – Effective in the second quarter of 2015, management removed the impact of metal price lag from the results of the Global Rolled Products and Engineered Products and Solutions segments in order to enhance the visibility of the underlying operating performance of these businesses. Metal price lag describes the timing difference created when the average price of metal sold differs from the average cost of the metal when purchased by the respective segment. In general, when the price of metal increases, metal price lag is favorable, and when the price of metal decreases, metal price lag is unfavorable. The impact of metal price lag is now reported as a separate line item in Alcoa’s reconciliation of total segment ATOI to consolidated net income (loss) attributable to Alcoa. As a result, this change does not impact the consolidated results of Alcoa. Segment information for all prior periods presented was updated to reflect this change.

The operating results of Alcoa’s reportable segments were as follows (differences between segment totals and consolidated totals are in Corporate):

	Alumina	Primary Metals	Global Rolled Products	Engineered Products and Solutions	Total
Second quarter ended June 30, 2015
Sales:
Third-party sales	$924	$1,534	$1,668	$1,733	$5,859
Intersegment sales	431	562	34	—	1,027

Total sales	$1,355	$2,096	$1,702	$1,733	$6,886

Profit and loss:
Equity loss	$(11)	$(5)	$(7)	$—	$(23)
Depreciation, depletion, and amortization	77	109	56	64	306
Income taxes	87	6	25	99	217
After-tax operating income (ATOI)	215	67	76	210	568
Second quarter ended June 30, 2014
Sales:
Third-party sales	$761	$1,659	$1,860	$1,502	$5,782
Intersegment sales	480	718	44	—	1,242

Total sales	$1,241	$2,377	$1,904	$1,502	$7,024

Profit and loss:
Equity loss	$(7)	$(17)	$(6)	$—	$(30)
Depreciation, depletion, and amortization	100	129	58	41	328
Income taxes	12	30	18	101	161
ATOI	38	97	70	202	407

	Alumina	Primary Metals	Global Rolled Products	Engineered Products and Solutions	Total
Six months ended June 30, 2015
Sales:
Third-party sales	$1,811	$3,106	$3,289	$3,422	$11,628
Intersegment sales	932	1,254	70	—	2,256

Total sales	$2,743	$4,360	$3,359	$3,422	$13,884

Profit and loss:
Equity loss	$(18)	$(8)	$(16)	$—	$(42)
Depreciation, depletion, and amortization	157	218	112	124	611
Income taxes	179	63	61	189	492
ATOI	436	254	130	404	1,224
Six months ended June 30, 2014
Sales:
Third-party sales	$1,606	$3,083	$3,537	$2,945	$11,171
Intersegment sales	990	1,452	87	—	2,529

Total sales	$2,596	$4,535	$3,624	$2,945	$13,700

Profit and loss:
Equity loss	$(12)	$(45)	$(11)	$—	$(68)
Depreciation, depletion, and amortization	197	253	116	81	647
Income taxes	52	19	47	191	309
ATOI	130	82	124	389	725

The following table reconciles total segment ATOI to consolidated net income (loss) attributable to Alcoa:

	Second quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Total segment ATOI	$568	$407	$1,224	$725
Unallocated amounts (net of tax):
Impact of LIFO	36	(8)	43	(15)
Metal price lag	(39)	11	(62)	18
Interest expense	(80)	(69)	(160)	(147)
Noncontrolling interests	(67)	9	(127)	28
Corporate expense	(66)	(70)	(130)	(137)
Restructuring and other charges	(159)	(77)	(320)	(398)
Other	(53)	(65)	(133)	(114)

Consolidated net income (loss) attributable to Alcoa	$140	$138	$335	$(40)

Items required to reconcile total segment ATOI to consolidated net income (loss) attributable to Alcoa include: the impact of LIFO inventory accounting and metal price lag; interest expense; noncontrolling interests; corporate expense (general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets); restructuring and other charges; and other items, including intersegment profit eliminations, differences between tax rates applicable to the segments and the consolidated effective tax rate, the results of the soft alloy extrusions business in Brazil, and other nonoperating items such as foreign currency transaction gains/losses and interest income.

J. Earnings Per Share – Basic earnings per share (EPS) amounts are computed by dividing earnings, after the deduction of preferred stock dividends declared, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.

The information used to compute basic and diluted EPS attributable to Alcoa common shareholders was as follows (shares in millions):

	Second quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income (loss) attributable to Alcoa common shareholders	$140	$138	$335	$(40)
Less: preferred stock dividends declared	17	—	35	1

Net income (loss) available to Alcoa common shareholders – basic	123	138	300	(41)
Add: dividends related to mandatory convertible preferred stock	—	—	—	—
Add: interest expense related to convertible notes	—	—	—	—

Net income (loss) available to Alcoa common shareholders – diluted	$123	$138	$300	$(41)

Average shares outstanding – basic	1,222	1,173	1,222	1,137
Effect of dilutive securities:
Stock options	4	6	5	—
Stock and performance awards	11	10	11	—
Mandatory convertible preferred stock	—	—	—	—
Convertible notes	—	—	—	—

Average shares outstanding – diluted	1,237	1,189	1,238	1,137

In the 2015 second quarter and six-month period, 77 million share equivalents related to mandatory convertible preferred stock were not included in the computation of diluted EPS because their effect was anti-dilutive.

In the 2014 six-month period, basic average shares outstanding and diluted average shares outstanding were the same because the effect of potential shares of common stock was anti-dilutive since Alcoa generated a net loss. As a result, 33 million share equivalents related to convertible notes (see below), 19 million stock awards, and 31 million stock options were not included in the computation of diluted EPS. Had Alcoa generated sufficient net income in the 2014 six-month period, 33 million, 10 million, and 6 million potential shares of common stock related to the convertible notes, stock awards, and stock options, respectively, would have been included in diluted average shares outstanding.

In the first quarter of 2014, holders of convertible notes exercised their option to convert the notes into 89 million shares of Alcoa common stock. As a result, for the 2014 second quarter, these 89 million shares were outstanding for the entire period and were included in both basic and diluted average shares outstanding. For the 2014 six-month period, these 89 million shares were outstanding for a portion of the period equivalent to a weighted average of 56 million shares. The 56 million shares were included in both basic and diluted average shares outstanding for the 2014 six-month period. For the portion of the 2014 six-month period that the notes were still outstanding debt, a weighted average of the 89 million share equivalents (33 million) would have been included only in the diluted average shares outstanding if their effect was dilutive.

Options to purchase 13 million and 3 million shares of common stock at a weighted average exercise price of $14.78 and $16.24 per share were outstanding as of June 30, 2015 and 2014, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Alcoa’s common stock.

In March 2015, Alcoa entered into an agreement to acquire RTI (see Note E). The purchase price will be paid in Alcoa common stock equivalent to approximately 90 million shares as of June 30, 2015.

K. Income Taxes – The effective tax rate for the second quarter of 2015 and 2014 was 26.6% (provision on income) and 37.7% (provision on income), respectively.

The rate for the 2015 second quarter differs from the U.S. federal statutory rate of 35% primarily due to a $21 favorable impact related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized (partial reversal of the 2015 first quarter impact).

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

The effective tax rate for the 2015 and 2014 six-month periods was 39.4% (provision on income) and 1.5% (provision on a loss), respectively.

The rate for the 2015 six-month period differs from the U.S. federal statutory rate of 35% primarily due to a $34 net discrete income tax charge as described below, a loss on the sale of a rolling mill in Russia (see Note E) for which no tax benefit was recognized, and a $14 unfavorable impact related to the interim period treatment of losses in certain foreign jurisdictions for which no tax benefit was recognized (impact is expected to reverse by the end of 2015), somewhat offset by foreign income taxed in lower rate jurisdictions.

In the first quarter of 2015, AWAC, a joint venture owned 60% by Alcoa and 40% by Alumina Limited (Alcoa consolidates AWAC for financial reporting purposes), recognized an $83 discrete income tax charge (increased to $85 in the 2015 second quarter) for a valuation allowance on certain deferred tax assets, which were related mostly to employee benefits and tax loss carryforwards. Alcoa also had a $50 deferred tax liability (increased to $51 in the 2015 second quarter) related to its 60%-share of these deferred tax assets that was written off as a result of the valuation allowance recognized by AWAC.

The rate for the 2014 six-month period differs (by (36.5) percentage points) from the U.S. federal statutory rate of 35% primarily due to a $36 unfavorable impact related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized (impact reversed by the end of 2014).

L. Receivables – Alcoa has an arrangement with three financial institutions to sell certain customer receivables without recourse on a revolving basis. The sale of such receivables is completed through the use of a bankruptcy remote special purpose entity, which is a consolidated subsidiary of Alcoa. This arrangement provides for minimum funding of $200 up to a maximum of $500 for receivables sold. The initial sale of receivables in March 2012 resulted in the setup of a deferred purchase price of $254. Alcoa has received net cash funding of $250 ($1,308 in draws and $1,058 in repayments) since the program’s inception (no draws or repayments occurred in the 2015 six-month period).

As of June 30, 2015 and December 31, 2014, the deferred purchase price receivable was $401 and $356, respectively, which was included in Other receivables on the accompanying Consolidated Balance Sheet. The deferred purchase price receivable is reduced as collections of the underlying receivables occur; however, as this is a revolving program, the sale of new receivables will result in an increase in the deferred purchase price receivable. The net change in the deferred purchase price receivable was reflected in the (Increase) in receivables line item on the accompanying Statement of Consolidated Cash Flows. This activity is reflected as an operating cash flow because the related customer receivables are the result of an operating activity with an insignificant, short-term interest rate risk.

The gross amount of receivables sold and total cash collected under this program since its inception was $21,320 and $20,669, respectively. Alcoa services the customer receivables for the financial institutions at market rates; therefore, no servicing asset or liability was recorded.

M. Pension and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	Second quarter ended June 30,		Six months ended June 30,
Pension benefits	2015	2014	2015	2014
Service cost	$44	$42	$88	$83
Interest cost	145	159	289	319
Expected return on plan assets	(189)	(195)	(377)	(388)
Recognized net actuarial loss	117	98	235	195
Amortization of prior service cost	4	5	8	9
Settlement*	—	—	1	—
Special termination benefits*	10	—	12	—

Net periodic benefit cost	$131	$109	$256	$218

*	These amounts were recorded in Restructuring and other charges on the accompanying Statement of Consolidated Operations (see Note D).

	Second quarter ended June 30,		Six months ended June 30,
Other postretirement benefits	2015	2014	2015	2014
Service cost	$4	$4	$7	$8
Interest cost	23	29	46	58
Recognized net actuarial loss	5	3	9	6
Amortization of prior service benefit	(10)	(4)	(19)	(9)
Curtailment*	(1)	—	(1)	—
Special termination benefits*	1	—	1	—

Net periodic benefit cost	$22	$32	$43	$63

*	These amounts were recorded in Restructuring and other charges on the accompanying Statement of Consolidated Operations (see Note D).

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

For the aluminum contracts classified as Level 1, the total fair value of derivatives recorded as assets and liabilities was $2 and $56 and $2 and $31 at June 30, 2015 and December 31, 2014, respectively. These contracts were entered into to either hedge forecasted sales or purchases of aluminum in order to manage the associated aluminum price risk. Certain of these contracts are designated as hedging instruments, either fair value or cash flow, and the remaining are not designated as such. Combined, Alcoa recognized a net gain of $15 and $41 in the 2015 second quarter and six-month period, respectively, and a net gain of $8 and a net loss of $17 in the 2014 second quarter and six-month period, respectively, in Sales on the accompanying Statement of Consolidated Operations related to these aluminum contracts.

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

Alcoa has embedded derivatives in two power contracts that index the price of power to the LME price of aluminum. Additionally, in late 2014, Alcoa renewed three power contracts, each of which contain an embedded derivative that indexes the price of power to the LME price of aluminum plus the Midwest premium. The embedded derivatives in these five power contracts are primarily valued using observable market prices; however, due to the length of the contracts, the valuation models also require management to estimate the long-term price of aluminum based upon an extrapolation of the 10-year LME forward curve and/or 5-year Midwest premium curve. Significant increases or decreases in the actual LME price beyond 10 years and/or the Midwest premium beyond 5 years would result in a higher or lower fair value measurement. An increase in actual LME price and/or the Midwest premium over the inputs used in the valuation models will result in a higher cost of power and a corresponding decrease to the derivative asset or increase to the derivative liability. The embedded derivatives have been designated as cash flow hedges of forward sales of aluminum. Unrealized gains and losses were included in Other comprehensive income (loss) on the accompanying Consolidated Balance Sheet while realized gains and losses were included in Sales on the accompanying Statement of Consolidated Operations.

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

Finally, Alcoa has a derivative contract that will hedge the anticipated power requirements at one of its smelters once the existing power contract expires in 2016. Beyond the term where market information is available, management has developed a forward curve, for valuation purposes, based on independent consultant market research. Significant increases or decreases in the power market may result in a higher or lower fair value measurement. Lower prices in the power market would cause a decrease in the derivative asset. The derivative contract has been designated as a cash flow hedge of future purchases of electricity. Unrealized gains and losses on this contract were recorded in Other comprehensive income (loss) on the accompanying Consolidated Balance Sheet. Once the designated hedge period begins in 2016, realized gains and losses will be recorded in Cost of goods sold as electricity purchases are made under the power contract.

The following table presents quantitative information related to the significant unobservable inputs described above for Level 3 derivative contracts:

	Fair value at June 30, 2015*	Unobservable input	Range ($ in full amounts)
Assets:
Embedded aluminum derivatives	$557	Price of aluminum beyond forward curve

Aluminum: $2,660 per metric ton in 2025 to $2,460 per metric ton in 2029 (two contracts) and $2,756 per metric ton in 2036 (one contract)

Midwest premium: $0.0920 per pound in 2020 to $0.0920 per pound in 2029 (two contracts) and 2036 (one contract)

Embedded aluminum derivative	119	Interrelationship of future aluminum prices, foreign currency exchange rates, and the U.S. consumer price index (CPI)	Aluminum: $1,668 per metric ton in 2015 to $1,761 per metric ton in 2016 Foreign currency: A$1 = $0.77 in 2015 to $0.77 in 2016 CPI: 1982 base year of 100 and 234 in 2015 to 241 in 2016
Embedded aluminum derivative	—	Interrelationship of future aluminum and oil prices	Aluminum: $1,668 per metric ton in 2015 to $1,910 per metric ton in 2018 Oil: $62 per barrel in 2015 to $72 per barrel in 2018
Liabilities:
Embedded aluminum derivative	294	Price of aluminum beyond forward curve	Aluminum: $2,260 per metric ton in 2025 to $2,353 per metric ton in 2027
Embedded aluminum derivative	—	Interrelationship of LME price to overall energy price	Aluminum: $1,802 per metric ton in 2015 to $1,935 per metric ton in 2019
Embedded credit derivative	19	Credit spread between Alcoa and counterparty	1.65% to 1.95% (1.80% median)
Energy contract	9	Price of electricity beyond forward curve	Electricity: $43 per megawatt hour in 2018 to $130 per megawatt hour in 2036

*	The fair value of embedded aluminum derivatives reflected as assets and liabilities in this table are both lower by $4 compared to the respective amounts reflected in the Level 3 table presented below. This is due to the fact that Alcoa has one derivative that is in an asset position for the current portion but is in a liability position for the noncurrent portion, and is reflected as such on the accompanying Consolidated Balance Sheet. However, this derivative is reflected as a net liability in the above table for purposes of presenting the assumptions utilized to measure the fair value of the derivative instrument in their entirety.

The fair values of Level 3 derivative instruments recorded as assets and liabilities in the accompanying Consolidated Balance Sheet were as follows:

	June 30, 2015	December 31, 2014
Asset Derivatives
Derivatives designated as hedging instruments:
Prepaid expenses and other current assets:
Embedded aluminum derivatives	$49	$24
Other noncurrent assets:
Embedded aluminum derivative	512	73
Energy contract	—	2

Total derivatives designated as hedging instruments	$561	$99

Derivatives not designated as hedging instruments*:
Prepaid expenses and other current assets:
Embedded aluminum derivatives	$95	$98
Other noncurrent assets:
Embedded aluminum derivatives	24	71

Total derivatives not designated as hedging instruments	$119	$169

Total Asset Derivatives	$680	$268

Liability Derivatives
Derivatives designated as hedging instruments:
Other current liabilities:
Embedded aluminum derivative	$17	$24
Other noncurrent liabilities and deferred credits:
Embedded aluminum derivatives	281	352
Energy contract	9	—

Total derivatives designated as hedging instruments	$307	$376

Derivatives not designated as hedging instruments*:
Other current liabilities:
Embedded credit derivative	$3	$2
Other noncurrent liabilities and deferred credits:
Embedded credit derivative	16	16

Total derivatives not designated as hedging instruments	$19	$18

Total Liability Derivatives	$326	$394

*	See the “Other” section within Note N for additional information on Alcoa’s purpose for entering into derivatives not designated as hedging instruments and its overall risk management strategies.

The following tables present a reconciliation of activity for Level 3 derivative contracts:

	Assets		Liabilities
Second quarter ended June 30, 2015	Embedded aluminum derivatives	Energy contract	Embedded aluminum derivatives	Embedded credit derivative	Energy contract
Opening balance – April 1, 2015	$201	$8	$425	$16	$—
Total gains or losses (realized and unrealized) included in:
Sales	7	—	(5)	—	—
Cost of goods sold	(24)	—	—	—	—
Other income, net	(2)	—	—	3	—
Other comprehensive income	494	(8)	(122)	—	9
Purchases, sales, issuances, and settlements*	—	—	—	—	—
Transfers into and/or out of Level 3*	—	—	—	—	—
Foreign currency translation	4	—	—	—	—

Closing balance – June 30, 2015	$680	$—	$298	$19	$9

Change in unrealized gains or losses included in earnings for derivative contracts held at June 30, 2015:
Sales	$—	$—	$—	$—	$—
Cost of goods sold	—	—	—	—	—
Other income, net	(2)	—	—	3	—

*	There were no purchases, sales, issuances or settlements of Level 3 derivative instruments. Additionally, there were no transfers of derivative instruments into or out of Level 3.

	Assets		Liabilities
Six months ended June 30, 2015	Embedded aluminum derivatives	Energy contract	Embedded aluminum derivatives	Embedded credit derivative	Energy contract
Opening balance – January 1, 2015	$266	$2	$376	$18	$—
Total gains or losses (realized and unrealized) included in:
Sales	13	—	(11)	—	—
Cost of goods sold	(45)	—	—	—	—
Other income, net	(1)	—	—	1	—
Other comprehensive loss	451	(2)	(67)	—	9
Purchases, sales, issuances, and settlements*	—	—	—	—	—
Transfers into and/or out of Level 3*	—	—	—	—	—
Foreign currency translation	(4)	—	—	—	—

Closing balance – June 30, 2015	$680	$—	$298	$19	$9

Change in unrealized gains or losses included in earnings for derivative contracts held at June 30, 2015:
Sales	$—	$—	$—	$—	$—
Cost of goods sold	—	—	—	—	—
Other income, net	(1)	—	—	1	—

*	There were no purchases, sales, issuances or settlements of Level 3 derivative instruments. Additionally, there were no transfers of derivative instruments into or out of Level 3.

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

Embedded aluminum derivatives. Alcoa has entered into energy supply contracts that contain pricing provisions related to the LME aluminum price. The LME-linked pricing features are considered embedded derivatives. Five of these embedded derivatives have been designated as cash flow hedges of forward sales of aluminum, three of which were new derivatives contained in three power contracts that were renewed in late 2014. At June 30, 2015 and December 31, 2014, these embedded aluminum derivatives hedge forecasted aluminum sales of 3,486 kmt and 3,610 kmt, respectively.

In the 2015 second quarter and six-month period and the 2014 second quarter and six-month period, Alcoa recognized an unrealized gain of $616 and $518 and an unrealized loss of $54 and $24, respectively, in Other comprehensive income (loss) related to these five derivative instruments. Additionally, Alcoa reclassified a realized loss of $12 and $24 and $6 and $11 from Accumulated other comprehensive loss to Sales in the 2015 second quarter and six-month period and the 2014 second quarter and six-month period, respectively. Assuming market rates remain constant with the rates at June 30, 2015, a realized gain of $21 is expected to be recognized in Sales over the next 12 months.

In the 2015 second quarter and six-month period and the 2014 second quarter and six-month period, Alcoa also recognized a gain of less than $1 and $1 and $1 and $1, respectively, in Other (income) expenses, net related to the amount excluded from the assessment of hedge effectiveness. There was no ineffectiveness related to these five derivative instruments in the 2015 second quarter and six-month period and the 2014 second quarter and six-month period.

Energy contract. Alcoa has a derivative contract that will hedge the anticipated power requirements at one of its smelters once the existing power contract expires in 2016. At June 30, 2015 and December 31, 2014, this energy contract hedges forecasted electricity purchases of 59,409,328 megawatt hours. In the 2015 second quarter and six-month period and the 2014 six-month period, Alcoa recognized an unrealized loss of $17 and $11 and an unrealized gain of $5, respectively, in Other comprehensive income (loss). There was no ineffectiveness related to the energy contract in the 2015 second quarter and six-month period and the 2014 second quarter and six-month period.

Derivatives Not Designated As Hedging Instruments

Alcoa has two Level 3 embedded aluminum derivatives and one Level 3 embedded credit derivative that do not qualify for hedge accounting treatment. As such, gains and losses related to the changes in fair value of these instruments are recorded directly in earnings. In the second quarter of 2015 and 2014, Alcoa recognized a loss of $5 and a gain of $6, respectively, in Other (income) expenses, net, of which a loss of $2 and less than $1, respectively, related to the two embedded aluminum derivatives and a loss of $3 and a gain of $6, respectively, related to the embedded credit derivative. In the six-month period of 2015 and 2014, Alcoa recognized a loss of $2 and a gain of $7, respectively, in Other (income) expenses, net, of which a loss of $1 and less than $1, respectively, related to the two embedded aluminum derivatives and a loss of $1 and gain of $7, respectively, related to the embedded credit derivative.

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

Other Financial Instruments

The carrying values and fair values of Alcoa’s other financial instruments were as follows:

	June 30, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,311	$1,311	$1,877	$1,877
Restricted cash	29	29	20	20
Noncurrent receivables	17	17	17	17
Available-for-sale securities	157	157	153	153
Short-term borrowings	50	50	54	54
Commercial paper	—	—	—	—
Long-term debt due within one year	26	26	29	29
Long-term debt, less amount due within one year	8,713	9,215	8,769	9,445

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

At June 30, 2015, Alcoa has an outstanding agreement to acquire a titanium and specialty metals products and services company named RTI International Metals, Inc. See Note E for an update on the status of this acquisition.

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Alcoa Inc.

We have reviewed the accompanying consolidated balance sheet of Alcoa Inc. and its subsidiaries (Alcoa) as of June 30, 2015, and the related statements of consolidated operations, consolidated comprehensive income (loss), and changes in consolidated equity for the three-month and six-month periods ended June 30, 2015 and 2014 and the statement of consolidated cash flows for the six-month periods ended June 30, 2015 and 2014. These consolidated interim financial statements are the responsibility of Alcoa’s management.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
July 22, 2015

*	This report should not be considered a “report” within the meanings of Sections 7 and 11 of the Securities Act of 1933, and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per share amounts and ingot prices; production and shipments in thousands of metric tons [kmt])

Results of Operations

Selected Financial Data:

	Second quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Sales	$5,897	$5,836	$11,716	$11,290

Net income (loss) attributable to Alcoa common shareholders	$140	$138	$335	$(40)

Diluted earnings per share attributable to Alcoa common shareholders	$0.10	$0.12	$0.24	$(0.04)

Shipments of alumina (kmt)	2,706	2,361	5,244	5,010
Shipments of aluminum products (kmt)	1,165	1,217	2,256	2,373

Alcoa’s average realized price per metric ton of primary aluminum	$2,180	$2,291	$2,296	$2,246

Net income attributable to Alcoa was $140, or $0.10 per diluted share, in the 2015 second quarter compared with $138, or $0.12 per share, in the 2014 second quarter. The increase in results of $2 was primarily the result of net favorable foreign currency movements, net productivity improvements, and higher volumes in the midstream and downstream operations. These positive impacts were virtually offset by higher restructuring-related charges due to additional permanent plant closures in the upstream operations and a lower average realized price for aluminum.

Net income attributable to Alcoa was $335, or $0.24 per share, in the 2015 six-month period compared with Net loss attributable to Alcoa of $40, or $0.04 per share, in the 2014 six-month period. The improvement in results of $375 was primarily the result of net favorable foreign currency movements, higher average realized prices in the upstream operations, net productivity improvements, higher volumes in the midstream and downstream operations, and lower restructuring-related charges due to fewer portfolio actions (e.g., capacity reductions, divestitures). These positive impacts were somewhat offset by a negative impact in income taxes due to a change from a pretax loss to pretax income.

Sales improved $61, or 1%, in the 2015 second quarter and $426, or 4%, in the 2015 six-month period compared to the same periods in 2014. The increase in both periods was largely attributable to higher volumes in all four segments, the addition of sales from two recently acquired aerospace businesses (see Engineered Products and Solutions in Segment Information below), higher buy/resell activity for primary aluminum, favorable product mix in the midstream operations, and a higher average realized price for alumina in the upstream operations. These positive impacts were mostly offset in the 2015 second quarter and partially offset in the 2015 six-month period by the absence of sales related to capacity that was closed, sold or curtailed in the midstream and upstream operations (see Primary Metals and Global Rolled Products in Segment Information below), net unfavorable foreign currency movements, and a lower average realized price for aluminum in the midstream operations. Additionally, the average realized price for aluminum in the upstream operations had a negative impact on Sales in the 2015 second quarter comparison and a positive impact on Sales in the 2015 six-month period comparison.

Cost of goods sold (COGS) as a percentage of Sales was 79.1% in the 2015 second quarter and 77.7% in the 2015 six-month period compared with 81.6% in the 2014 second quarter and 82.0% in the 2014 six-month period. In both periods, the percentage was positively impacted by net favorable foreign currency movements due to a stronger U.S. dollar, net productivity improvements across all segments, and higher volumes in the midstream and downstream operations. These items were somewhat offset by higher costs, particularly for energy.

Selling, general administrative, and other expenses (SG&A) decreased $21 and $25 in the 2015 second quarter and six-month period, respectively, compared to the corresponding periods in 2014. The decline in both periods was primarily driven by favorable foreign currency movements due to a stronger U.S. dollar and the absence of expenses related to closed, sold, and curtailed locations, partially offset by new SG&A and acquisition costs related to current and future acquisitions of aerospace businesses (see

Engineered Products and Solutions under Segment Information below). SG&A as a percentage of Sales decreased from 4.2% in the 2014 second quarter to 3.8% in the 2015 second quarter, and from 4.3% in the 2014 six-month period to 3.9% in the 2015 six-month period.

Depreciation, depletion, and amortization (DD&A) declined $30, or 9%, and $49, or 7%, in the 2015 second quarter and six-month period compared with the same periods in 2014. In both periods, the decrease was mainly caused by the absence of DD&A ($19-second quarter and $38-six months) related to the divestiture and permanent closure of four smelters, six rolling mills, and one refinery, all of which occurred from March 2014 through March 2015, and favorable foreign currency movements due to a stronger U.S. dollar, partially offset by new DD&A ($21-second quarter and $39-six months) associated with the acquisition of two aerospace businesses (Firth Rixson and TITAL) in November 2014 and March 2015, respectively.

Restructuring and other charges were $217 ($141 after-tax and noncontrolling interest) and $394 ($299 after-tax and noncontrolling interest) in the 2015 second quarter and six-month period, respectively.

In the 2015 second quarter, Restructuring and other charges included $179 ($115 after-tax and noncontrolling interest) for exit costs related to decisions to permanently shut down and demolish a smelter and a power station (see below); $18 ($10 after-tax and noncontrolling interest) for the separation of approximately 120 employees (Alumina segment) and other charges related to the decisions to temporarily curtail both a portion of the capacity (443 kmt-per-year) at the refinery in Suriname and the remaining capacity (74 kmt-per-year) at the São Luís smelter in Brazil; $16 ($13 after-tax and noncontrolling interest) for layoff costs, including the separation of approximately 390 employees (210 in the Engineered Products and Solutions segment, 150 in the Primary Metals segment, and 30 in the Global Rolled Products segment); $10 ($7 after-tax and noncontrolling interest) related to post-closing adjustments associated with two December 2014 divestitures; a net credit of $5 ($3 after-tax and noncontrolling interest) for other miscellaneous items; and $1 ($1 after-tax and noncontrolling interest) for the reversal of a few layoff reserves related to prior periods.

In the 2015 six-month period, Restructuring and other charges included the aforementioned $179 ($115 after-tax and noncontrolling interest); $159 ($149 after-tax and noncontrolling interest) related to the March 2015 divestiture of a rolling mill in Russia and post-closing adjustments associated with three December 2014 divestitures; $38 ($23 after-tax and noncontrolling interest) for the separation of approximately 800 employees (680 in the Primary Metals segment and 120 in the Alumina segment), supplier contract-related costs, and other charges associated with the aforementioned decisions to temporarily curtail certain capacity at the São Luís smelter and the refinery in Suriname; $29 ($21 after-tax and noncontrolling interest) for layoff costs, including the separation of approximately 600 employees (340 in the Engineered Products and Solutions segment, 150 in the Primary Metals segment, 60 in the Global Rolled Products segment, and 50 in Corporate); a net credit of $3 ($2 after-tax and noncontrolling interest) for other miscellaneous items; and $8 ($7 after-tax and noncontrolling interest) for the reversal of a number of small layoff reserves related to prior periods.

In the 2015 second quarter, management approved the permanent shutdown and demolition of the Poços de Caldas smelter (capacity of 96 kmt-per-year) in Brazil and the Anglesea power station (includes the closure of a related coal mine) in Australia. The entire capacity at Poços de Caldas has been temporarily idled since May 2014 and the Anglesea power station is expected to be shut down by the end of August 2015. Demolition and remediation activities related to the Poços de Caldas smelter and the Anglesea power station will begin in 2016 and the second half of 2015, respectively, and are expected to be completed by the end of 2026 and 2020, respectively.

The decision on the Poços de Caldas smelter was due to management’s conclusion that the smelter was no longer competitive as a result of challenging global market conditions for primary aluminum, which led to the initial curtailment, that have not dissipated and higher costs. For the Anglesea power station, the decision was made because a sale process did not result in a sale and there would be imminent operating costs and financial constraints related to this site in the remainder of 2015 and beyond, including significant costs to source coal from available resources, necessary maintenance costs, and a depressed outlook for forward electricity prices. The Anglesea power station previously supplied approximately 40 percent of the power needs for the Point Henry smelter, which was closed in August 2014.

In the 2015 second quarter and six-month period, costs related to the shutdown actions included asset impairments of $86, representing the write-off of the remaining book value of all related properties, plants, and equipment; $11 for the layoff of approximately 100 employees (Primary Metals segment); and $82 in other exit costs. Additionally in the 2015 second quarter and six-month period, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value resulting in a charge of $4 ($2 after-tax and noncontrolling interest), which was recorded in Cost of goods sold. The other exit costs of $82 represent $45 in asset retirement obligations and $29 in environmental remediation, both of which were triggered by the decisions to permanently shut down and demolish the aforementioned structures in Brazil and Australia (includes the rehabilitation of a related coal mine), and $8 in other related costs, including supplier and customer contract-related costs.

Restructuring and other charges were $110 ($54 after-tax and noncontrolling interests) and $571 ($328 after-tax and noncontrolling interests) in the 2014 second quarter and six-month period, respectively.

In the 2014 second quarter, Restructuring and other charges included $107 ($51 after-tax and noncontrolling interest) for exit costs related to decisions to permanently shut down and demolish two smelters and two rolling mills (see below) and $3 ($3 after-tax) for other miscellaneous items, including layoff costs for the separation of approximately 75 employees (30 in the Global Rolled Products segment, 30 in Corporate, and 15 in Alcoa’s other three segments combined).

In the 2014 six-month period, Restructuring and other charges included $443 ($240 after-tax and noncontrolling interest) for exit costs related to decisions to permanently shut down and demolish two smelters and two rolling mills (see below); $68 ($44 after-tax and noncontrolling interest) for the temporary curtailment of two smelters and a related production slowdown at one refinery (see below); $33 ($26 after-tax) for asset impairments related to prior capitalized costs for a modernization project at a smelter in Canada that is no longer being pursued; $17 ($11 after-tax) for layoff costs, including the separation of approximately 245 employees (115 in the Engineered Products and Solutions segment, 30 in the Global Rolled Products segment,10 in the Alumina and Primary Metals segments combined, and 90 in Corporate); $17 ($11 after-tax) for other miscellaneous items; and $7 ($4 after-tax and noncontrolling interests) for the reversal of a number of small layoff reserves related to prior periods.

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

Also in the 2014 first quarter, management approved the permanent shutdown of Alcoa’s two rolling mills in Australia, Point Henry and Yennora. This decision was made due to the significant impact of excess can sheet capacity in both Australia and Asia. The two rolling mills had a combined can sheet capacity of 200 kmt-per-year and were closed by the end of 2014. Demolition and remediation activities related to the two rolling mills will begin mid 2015 and are expected to be completed by the end of 2018.

In the 2014 second quarter and six-month period, costs related to the shutdown and curtailment actions included $4 and $137, respectively, for the layoff of approximately 1,830 employees (1,230 in the Primary Metals segment, 470 in the Global Rolled Products segment, 90 in the Alumina segment, and 40 in Corporate); accelerated depreciation of $91 and $150, respectively, related to the three facilities in Australia as they continued to operate during 2014; and $10 and $133, respectively, in other exit costs. Additionally, the costs in the 2014 six-month period also include asset impairments of $91, representing the write-off of the remaining book value of all related properties, plants, and equipment. Furthermore in the six-month period of 2014, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value resulting in a charge of $34 ($20 after-tax and noncontrolling interest), which was recorded in Cost of goods sold. The other exit costs of $133 in the 2014 six-month period represent $55 in asset retirement obligations and $38 in environmental remediation, both of which were triggered by the decisions to permanently shut down and demolish the aforementioned structures in the United States and Australia, and $40 in other related costs, including supplier and customer contract-related costs.

Alcoa does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Alumina	$10	$—	$17	$7
Primary Metals	173	84	198	415
Global Rolled Products	1	23	136	113
Engineered Products and Solutions	9	—	14	4

Segment total	193	107	365	539
Corporate	24	3	29	32

Total restructuring and other charges	$217	$110	$394	$571

As of June 30, 2015, approximately 730 of the 1,500 employees associated with 2015 restructuring programs, approximately 2,460 of the 2,870 employees (previously 2,910 – updated to reflect employees accepting other positions within Alcoa and natural attrition) associated with 2014 restructuring programs, and 1,460 of the 1,530 employees associated with 2013 restructuring programs were separated. The remaining separations for the 2015, 2014, and 2013 restructuring programs are expected to be completed by the end of 2015.

In the 2015 second quarter and six-month period, cash payments of $14 and $15, respectively, were made against the layoff reserves related to the 2015 restructuring programs, $6 and $56, respectively, were made against the layoff reserves related to the 2014 restructuring programs, and $2 and $5, respectively, were made against the layoff reserves related to the 2013 restructuring programs.

Interest expense increased $19, or 18%, in the 2015 second quarter and $21, or 9%, in the 2015 six-month period compared to the corresponding periods in 2014. The increase in both periods was principally the result of a 12% (second quarter) and 9% (six months) higher average debt level. The higher average debt level in both periods was mostly attributable to higher outstanding long-term debt due to the September 2014 issuance of $1,250 in 5.125% Notes, the proceeds of which were used to pay a portion of the purchase price of the acquisition of an aerospace business, Firth Rixson. In the 2015 six-month period, the impact of the aforementioned Notes issuance on the average debt level was slightly offset by the March 2014 conversion of $575 in 5.25% Convertible Notes.

Other income, net was less than $1 in the 2015 second quarter compared with Other expenses, net of $5 in the 2014 second quarter, and Other income, net was $12 in the 2015 six-month period compared to Other expenses, net of $30 in the 2014 six-month period.

The change of $5 in the 2015 second quarter was mainly the result of a gain on the sale of land around the Lake Charles, LA anode facility ($29), mostly offset by a net unfavorable change in mark-to-market derivative contracts ($15) and net unfavorable foreign currency movements ($9).

In the 2015 six-month period, the change of $42 was primarily due to a gain on the sale of land around the Lake Charles, LA anode facility ($29), a lower equity loss related to Alcoa’s share of the joint venture in Saudi Arabia, mostly due to the smelter operating at full capacity since mid 2014 as well as the absence of restart costs for one of the potlines that was previously shut down due to a period of instability, and net favorable foreign currency movements ($15). These positive impacts were somewhat offset by the absence of a gain on the sale of a mining interest in Suriname ($28).

The effective tax rate for the second quarter of 2015 and 2014 was 26.6% (provision on income) and 37.7% (provision on income), respectively.

The rate for the 2015 second quarter differs from the U.S. federal statutory rate of 35% primarily due to a $21 favorable impact related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized (partial reversal of the 2015 first quarter impact).

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

The effective tax rate for the 2015 and 2014 six-month periods was 39.4% (provision on income) and 1.5% (provision on a loss), respectively.

The rate for the 2015 six-month period differs from the U.S. federal statutory rate of 35% primarily due to a $34 net discrete income tax charge as described below, a loss on the sale of a rolling mill in Russia (see Global Rolled Products in Segment Information below) for which no tax benefit was recognized, and a $14 unfavorable impact related to the interim period treatment of losses in certain foreign jurisdictions for which no tax benefit was recognized (impact is expected to reverse by the end of 2015), somewhat offset by foreign income taxed in lower rate jurisdictions.

In the first quarter of 2015, Alcoa World Alumina and Chemicals (AWAC), a joint venture owned 60% by Alcoa and 40% by Alumina Limited (Alcoa consolidates AWAC for financial reporting purposes), recognized an $83 discrete income tax charge (increased to $85 in the 2015 second quarter) for a valuation allowance on certain deferred tax assets, which were related mostly to employee benefits and tax loss carryforwards. Alcoa also had a $50 deferred tax liability (increased to $51 in the 2015 second quarter) related to its 60%-share of these deferred tax assets that was written off as a result of the valuation allowance recognized by AWAC.

The rate for the 2014 six-month period differs (by (36.5) percentage points) from the U.S. federal statutory rate of 35% primarily due to a $36 unfavorable impact related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized (impact reversed by the end of 2014)

Net income attributable to noncontrolling interests was $67 in the 2015 second quarter and $127 in the 2015 six-month period compared with Net loss attributable to noncontrolling interests of $9 in the 2014 second quarter and $28 in the 2014 six-month period. These amounts were virtually all related to Alumina Limited’s 40% ownership interest in AWAC.

In the 2015 second quarter and six-month period, AWAC generated income compared to a loss in the same periods in 2014. The change in AWAC’s results in both periods was mainly driven by improved operating results and lower restructuring charges for portfolio actions in Australia. In the 2015 six-month period, these positive impacts were slightly offset by an $85 ($34 was noncontrolling interest’s share) discrete income tax charge for a valuation allowance on certain deferred tax assets (see Income taxes above).

The improvement in AWAC’s operating results in both periods was largely due to net favorable foreign currency movements and a higher average realized alumina price. The change in restructuring charges was mostly the result of the absence of such charges related to the permanent closure of the Point Henry smelter, partially offset in the 2015 second quarter and slightly offset in the 2015 six-month period by charges related to the permanent closure of the Anglesea power station and coal mine. See Restructuring and other charges above for additional details of both actions.

Segment Information

Effective in the second quarter of 2015, management removed the impact of metal price lag from the results of the Global Rolled Products and Engineered Products and Solutions segments in order to enhance the visibility of the underlying operating performance of these businesses. Metal price lag describes the timing difference created when the average price of metal sold differs from the average cost of the metal when purchased by the respective segment. In general, when the price of metal increases, metal price lag is favorable, and when the price of metal decreases, metal price lag is unfavorable. The impact of metal price lag is now reported as a separate line item in Alcoa’s reconciliation of total segment ATOI to consolidated net income (loss) attributable to Alcoa. As a result, this change does not impact the consolidated results of Alcoa. Segment information for all prior periods presented was updated to reflect this change.

Alumina

	Second quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Alumina production (kmt)	3,977	4,077	7,910	8,249
Third-party alumina shipments (kmt)	2,706	2,361	5,244	5,010

Alcoa’s average realized price per metric ton of alumina	$337	$318	$341	$316
Alcoa’s average cost per metric ton of alumina*	$246	$290	$248	$284

Third-party sales	$924	$761	$1,811	$1,606
Intersegment sales	431	480	932	990

Total sales	$1,355	$1,241	$2,743	$2,596

ATOI	$215	$38	$436	$130

*	Includes all production-related costs, including raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation, depletion, and amortization; and plant administrative expenses.

Alumina production decreased 2% in the 2015 second quarter and 4% in the 2015 six-month period compared with the corresponding periods in 2014. In both periods, the decline was largely attributable to the absence of production at the refinery in Jamaica and lower production at the refinery in Suriname (see below), partially offset in the 2015 second quarter and somewhat offset in the 2015 six-month period by higher production at the Point Comfort (Texas), San Ciprian (Spain), and São Luís (Brazil) refineries. Lower production at the Poços de Caldas refinery also contributed to the decline in the 2015 six-month period. In December 2014, AWAC sold its 55% ownership interest in Jamalco, a bauxite mine and alumina refinery joint venture in Jamaica (AWAC’s share of the refinery capacity was 779 kmt-per-year).

In March 2015, management initiated a 12-month review of 2,800 kmt in refining capacity for possible curtailment (partial or full), permanent closure or divestiture. This review is part of management’s target to lower Alcoa’s refining operations on the global alumina cost curve to the 21st percentile (currently 25th) by 2016. As part of this review, in March 2015, management decided to curtail 443 kmt-per-year (one digester) of capacity at the Suralco (Suriname) refinery; this action was completed by the end of April 2015. Suralco has nameplate capacity of 2,207 kmt-per-year, of which 1,329 kmt is idle and the remaining 878 kmt was operating at approximately 90% as of June 30, 2015. Management is currently in discussions with the Suriname government to determine the best long-term solution for Suralco due to limited bauxite reserves and the absence of a long-term energy alternative.

Third-party sales for the Alumina segment improved 21% and 13% in the 2015 second quarter and six-month period, respectively, compared to the same periods in 2014. The increase in both periods was primarily due to a 15% (second quarter) and 5% (six months) improvement in volume and a 6% (second quarter) and 8% (six months) increase in average realized price. Favorable foreign currency movements related to the revaluation of outstanding customer receivables in Australia also contributed to the improvement in the 2015 six-month period. In both periods, the change in average realized price was mostly driven by a higher average alumina index/spot price.

Intersegment sales decreased 10% in the 2015 second quarter and 6% in the 2015 six-month period compared with the corresponding periods in 2014 due to lower demand from the Primary Metals segment, driven by the absence of shipments to four smelters and lower shipments to one smelter that were permanently closed, curtailed or divested in 2014 (see Primary Metals below), partially offset by a higher average realized price.

ATOI for this segment increased $177 and $306 in the 2015 second quarter and six-month period, respectively, compared to the same periods in 2014. In both periods, the improvement was principally driven by net favorable foreign currency movements due to a stronger U.S. dollar, especially against the Australian dollar and Brazilian real, the previously mentioned higher average realized alumina price, lower energy costs (natural gas and fuel oil), and net productivity improvements. In the 2015 six-month period, these positive impacts were slightly offset by the absence of a gain on the sale of a mining interest in Suriname ($18).

In the 2015 third quarter (comparison with the 2014 third quarter), alumina production will be approximately 250 kmt lower as a result of the divestiture of an ownership interest in Jamaica and the partial curtailment of the refinery in Suriname. Also, net productivity improvements are anticipated and lower energy costs are expected in Spain due to the conversion of the fuel source at the refinery from fuel oil to natural gas. Additionally, the refinery in Saudi Arabia is expected to produce approximately 320 kmt (approximately 80 kmt is AWAC’s share) of alumina.

Primary Metals

	Second quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Aluminum production (kmt)	701	795	1,412	1,634
Third-party aluminum shipments (kmt)	630	638	1,219	1,255

Alcoa’s average realized price per metric ton of aluminum*	$2,180	$2,291	$2,296	$2,246
Alcoa’s average cost per metric ton of aluminum**	$2,169	$2,235	$2,192	$2,196

Third-party sales	$1,534	$1,659	$3,106	$3,083
Intersegment sales	562	718	1,254	1,452

Total sales	$2,096	$2,377	$4,360	$4,535

ATOI	$67	$97	$254	$82

*	Average realized price per metric ton of aluminum includes three elements: a) the underlying base metal component, based on quoted prices from the LME; b) the regional premium, which represents the incremental price over the base LME component that is associated with the physical delivery of metal to a particular region (e.g., the Midwest premium for metal sold in the United States); and c) the product premium, which represents the incremental price for receiving physical metal in a particular shape (e.g., billet, slab, rod, etc.) or alloy.
**	Includes all production-related costs, including raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation and amortization; and plant administrative expenses.

At June 30, 2015, Alcoa had 635 kmt of idle capacity on a base capacity of 3,401 kmt. In the 2015 second quarter, idle capacity decreased by 22 kmt compared to March 31, 2015 due to the permanent closure of the Poços de Caldas smelter (96 kmt-per-year) in Brazil (see below), partially offset by the temporary curtailment of the remaining capacity (74 kmt-per-year) at the São Luís smelter in Brazil (see below).

In March 2015, management initiated a 12-month review of 500 kmt in smelting capacity for possible curtailment (partial or full), permanent closure or divestiture. This review is part of management’s target to lower Alcoa’s smelting operations on the global aluminum cost curve to the 38th percentile (currently 43rd) by 2016. As part of this review, in March 2015, management decided to curtail the remaining capacity (74 kmt-per-year) at the São Luís smelter; this action was completed in April 2015. In 2013 and 2014 combined, Alcoa curtailed capacity of 194 kmt-per-year at the São Luís smelter under a prior management review. See Restructuring and other charges in Results of Operations above.

Separate from the smelting capacity review described above, in June 2015, management decided to permanently close the Poços de Caldas smelter effective immediately. The Poços de Caldas smelter had been temporarily idle since May 2014 due to challenging global market conditions for primary aluminum and higher operating costs, which made the smelter uncompetitive. The decision to permanently close the Poços de Caldas smelter was based on the fact that these underlying conditions have not improved. See Restructuring and other charges in Results of Operations above.

Aluminum production decreased 12% and 14% in the 2015 second quarter and six-month period, respectively, compared with the corresponding periods in 2014. The decline in both periods was the result of the absence of production at one smelter each in Australia and the United States and lower production at a smelter in Brazil. In the 2015 six-month period, the absence of production at an additional smelter in both the United States and Brazil also contributed to the decrease.

As part of a prior management review of smelting capacity, in 2014, the full capacity at the Point Henry smelter (190 kmt-per-year) and the remaining capacity at the Massena East smelter (84-kmt-per-year) were permanently closed and the remaining capacity at the Poços de Caldas smelter (62 kmt-per-year) and a portion of the capacity at the São Luís smelter (97 kmt-per-year) were temporarily curtailed. Additionally, in December 2014, Alcoa sold its 50.33% ownership interest in the Mt. Holly smelter (Alcoa’s share of the smelter capacity was 115 kmt-per-year). Furthermore, the remaining capacity at the São Luís smelter (74 kmt-per-year) was temporarily curtailed in April 2015 (see above).

Third-party sales for the Primary Metals segment decreased 8% in the 2015 second quarter and increased 1% in the 2015 six-month period compared to the same periods in 2014.

The decline in the 2015 second quarter was mostly the result of the absence of sales (approximately $150) from four smelters and a rod mill that were closed, curtailed or sold in 2014, a 5% decrease in average realized price, unfavorable foreign currency movements, and lower energy sales, including in Brazil due to a decline in energy prices. These negative impacts were somewhat offset by higher buy/resell activity and higher volume in the remaining smelter portfolio. The change in average realized price was driven by lower regional premiums, which dropped by an average of 36% in the United States and Canada and 48% in Europe. The higher buy/resell activity was principally due to the fulfillment of customer orders with aluminum purchased from the smelter at the Saudi Arabia joint venture.

In the 2015 six-month period, the improvement was mainly attributable to higher volume in the remaining smelter portfolio, higher buy/resell activity, and a 2% increase in average realized price, mostly offset by the absence of sales (approximately $330) from the five smelters and rod mill that were closed, curtailed or sold in 2014 and unfavorable foreign currency movements. The higher buy/resell activity was primarily related to the fulfillment of customer orders with aluminum purchased from the smelter at the Saudi Arabia joint venture. The change in average realized price was driven by a 3% higher average LME price (on 15-day lag).

Intersegment sales declined 22% and 14% in the 2015 second quarter and six-month period, respectively, compared with the corresponding periods in 2014 due to lower demand from the midstream business, driven by the absence of shipments to four of the five rolling mills (the fifth mill purchased scrap metal from third-parties) that were either divested or permanently closed in December 2014 (see Global Rolled Products below). In the 2015 six-month period, the decrease was somewhat offset by an increase in average realized price.

ATOI for this segment decreased $30 in the 2015 second quarter and improved $172 in the 2015 six-month period compared to the same periods in 2014.

The decline in the 2015 second quarter was primarily driven by both the previously mentioned lower average realized aluminum price and lower energy sales and higher costs for alumina and energy (mostly in Spain as the 2014 interruptibility rights were more favorable than the 2015 structure). These negative impacts were mostly offset by net favorable foreign currency movements due to a stronger U.S. dollar, particularly against the euro and Norwegian kroner, and net productivity improvements.

In the 2015 six-month period, the increase was principally due to net favorable foreign currency movements due to a stronger U.S. dollar, particularly against the euro and Norwegian kroner; the previously mentioned higher average realized aluminum price; net productivity improvements; a lower equity loss related to the joint venture in Saudi Arabia, including the absence of restart costs for one of the potlines that was previously shut down due to a period of instability; and the absence of a write-off of inventory related to the permanent closure of the Point Henry and Massena East smelters ($14). These positive impacts were somewhat offset by higher costs for alumina and energy (mostly in Spain as the 2014 interruptibility rights were more favorable than the 2015 structure).

In the 2015 third quarter (comparison with the 2014 third quarter), aluminum production will be approximately 60 kmt lower and Third-party sales will include a negative impact of approximately $130 both as a result of 2014 and 2015 closure, divestiture, and curtailment actions of three smelters and a rod mill. Also, this segment’s average realized price will be negatively impacted as a result of both lower LME pricing and regional premiums. Additionally, the smelter in Saudi Arabia is expected to provide a positive contribution to ATOI and net productivity improvements are anticipated.

Global Rolled Products

	Second quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Third-party aluminum shipments (kmt)	462	504	894	971

Alcoa’s average realized price per metric ton of aluminum	$3,608	$3,690	$3,679	$3,642

Third-party sales	$1,668	$1,860	$3,289	$3,537
Intersegment sales	34	44	70	87

Total sales	$1,702	$1,904	$3,359	$3,624

ATOI	$76	$70	$130	$124

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

Third-party sales for the Global Rolled Products segment decreased 10% and 7% in the 2015 second quarter and six-month period, respectively, compared with the corresponding periods in 2014. In both periods, the decline was mainly caused by the absence of sales ($267-second quarter and $506-six months) from six rolling mills in Spain, Australia, Russia, and France; unfavorable pricing, mostly due to a decrease in metal prices; and unfavorable foreign currency movements, primarily due to a weaker euro and Russian ruble. These negative impacts were partially offset by increased demand of the remaining rolling portfolio and favorable product mix (automotive and aerospace versus industrial products).

In December 2014, Alcoa permanently closed the Point Henry and Yennora rolling mills and sold the Alicante, Amorebieta, and Castelsarrasin rolling mills. Additionally, in March 2015, Alcoa sold the Belaya Kalitva rolling mill (see above). The volume improvement of the remaining rolling portfolio in both periods was principally driven by the automotive and can sheet packaging (China) end markets, somewhat offset by lower demand in the industrial products and building and construction end markets. In the 2015 six-month period, can sheet packaging (North America) also contributed positively to the increased volume.

ATOI for this segment increased $6 in both the 2015 second quarter and six-month period compared to the same periods in 2014. In both periods, the improvement was primarily driven by higher volumes of the remaining rolling portfolio and net productivity improvements, mostly offset by the inability to pass-through the cost of metal premiums to can sheet packaging customers in Russia, overall pricing pressure in the global can sheet packaging end market, and higher research and development costs as Alcoa develops and qualifies products from a new Micromill™ production process. Additionally in the 2015 six-month period, the absence of a write-off of inventory related to the permanent closure of the Point Henry and Yennora rolling mills ($9) was offset by net unfavorable foreign currency movements, principally related to a weaker euro and Russian ruble.

In the 2015 third quarter (comparison with the 2014 third quarter), demand in the automotive end market is expected to remain strong and the automotive expansion at the Davenport, IA facility will be operating at full capacity (ramp-up was completed at the end of March 2015), which serves the growing demand for aluminum-intensive vehicles. Also, Third-party sales will include a negative impact of approximately $270 due to the 2015 and 2014 divestiture and closure of six rolling mills. Additionally, pricing pressure due to oversupply in the global can sheet packaging end market and the inability to pass through metal premiums in the Russia can sheet packaging end market are expected to continue. Furthermore, net productivity improvements are anticipated while higher research and development costs are anticipated as Alcoa develops and qualifies products from a new Micromill™ production process.

Engineered Products and Solutions

	Second quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Third-party sales	$1,733	$1,502	$3,422	$2,945

ATOI	$210	$202	$404	$389

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

Also in March 2015, Alcoa signed a definitive agreement to acquire RTI International Metals, Inc. (RTI), a global supplier of titanium and specialty metal products and services for the commercial aerospace, defense, energy, and medical device end markets. The purpose of this acquisition is to expand Alcoa’s range of titanium offerings and add advanced technologies and materials, primarily related to the aerospace end market. Alcoa expects to realize annual cost savings of approximately $100 by 2019 due to synergies derived from procurement and productivity improvements, leveraging Alcoa’s global shared services, and driving profitable growth. In 2014, RTI generated net sales of $794 and had approximately 2,600 employees. Alcoa estimates that RTI will generate approximately $1,200 in sales by 2019. The proposed transaction is subject to customary conditions, including the receipt of all applicable regulatory approvals and RTI shareholder approval. All regulatory approvals were received in the second quarter of 2015, and on July 21, 2015, RTI’s shareholders approved the proposed transaction at RTI’s annual shareholders meeting. As a result, the transaction is expected to close on July 23, 2015, subject to the satisfaction of the remaining closing conditions set forth in the agreement.

Third-party sales for the Engineered Products and Solutions segment increased 15% and 16% in the 2015 second quarter and six-month period, respectively, compared with the corresponding periods in 2014. The improvement in both periods was mostly due to the third-party sales ($268-second quarter and $501-six months) of two aerospace jet engine components businesses (Firth Rixson and TITAL) that were acquired in November 2014 and March 2015 (see above), respectively, and higher volumes in this segment’s organic businesses, largely attributable to the aerospace (commercial) and commercial transportation end markets. These positive impacts were somewhat offset by unfavorable foreign currency movements, principally due to a weaker euro.

ATOI for this segment improved $8 in the 2015 second quarter and $15 in the 2015 six-month period compared to the same periods in 2014. In both periods, the increase was mainly the result of net productivity improvements across all businesses, a positive contribution from inorganic growth, and overall higher volumes in this segment’s organic businesses. These positive impacts were mostly offset by unfavorable price/product mix and net unfavorable foreign currency movements, primarily related to the euro.

In the 2015 third quarter (comparison with the 2014 third quarter), the commercial aerospace end market is expected to remain strong, driven by significant order backlog. Also, the non-residential building and construction end market is expected to improve through growth in North America but will be somewhat offset by overall weakness in Europe. Additionally, stronger North America build rates in the commercial transportation end market will be more than offset by declines in China due to normalization from regulatory conditions. Furthermore, Third-party sales will include a positive impact due to the addition of sales related to the acquisitions of Firth Rixson and TITAL, and net productivity improvements are anticipated.

Reconciliation of ATOI to Consolidated Net Income (Loss) Attributable to Alcoa

Items required to reconcile total segment ATOI to consolidated net income (loss) attributable to Alcoa include: the impact of LIFO inventory accounting and metal price lag; interest expense; noncontrolling interests; corporate expense (general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets); restructuring and other charges; and other items, including intersegment profit eliminations, differences between tax rates applicable to the segments and the consolidated effective tax rate, the results of the soft alloy extrusions business in Brazil, and other nonoperating items such as foreign currency transaction gains/losses and interest income.

The following table reconciles total segment ATOI to consolidated net income (loss) attributable to Alcoa:

	Second quarter ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Total segment ATOI	$568	$407	$1,224	$725
Unallocated amounts (net of tax):
Impact of LIFO	36	(8)	43	(15)
Metal price lag	(39)	11	(62)	18
Interest expense	(80)	(69)	(160)	(147)
Noncontrolling interests	(67)	9	(127)	28
Corporate expense	(66)	(70)	(130)	(137)
Restructuring and other charges	(159)	(77)	(320)	(398)
Other	(53)	(65)	(133)	(114)

Consolidated net income (loss) attributable to Alcoa	$140	$138	$335	$(40)

The significant changes in the reconciling items between total segment ATOI and consolidated net income (loss) attributable to Alcoa for the 2015 second quarter and six-month period compared with the corresponding periods in 2014 (unless otherwise noted) consisted of:

•	a change in the Impact of LIFO, mostly due to lower prices for aluminum, driven by both lower LME levels and regional premiums (decrease in price at June 30, 2015 indexed to December 31, 2014 compared to an increase in price at June 30, 2014 indexed to December 31, 2013);

•	a change in Metal price lag, the result of lower prices for aluminum;

•	an increase in Interest expense, mainly caused by a 12% (second quarter) and 9% (six months) higher average debt level, mostly attributable to higher outstanding long-term debt due to the September 2014 issuance of $1,250 in 5.125% Notes;

•	a change in Noncontrolling interests, due to the change in results of AWAC, principally driven by improved operating results and lower restructuring charges for portfolio actions in Australia, slightly offset in the 2015 six-month period by an $85 ($34 was noncontrolling interest’s share) discrete income tax charge for a valuation allowance on certain deferred tax assets;

•	an increase in Restructuring and other charges, in the 2015 second quarter, primarily attributable to higher charges for additional portfolio actions (e.g., capacity reductions, divestitures), and a decrease in Restructuring and other charges, in the 2015 six-month period, primarily due to lower charges due to fewer portfolio actions; and

•

a change in Other, largely the result of, in the 2015 second quarter, a smaller unfavorable tax impact resulting from the difference between Alcoa’s consolidated estimated annual effective tax rate and the statutory rates applied to restructuring and other charges ($20) and a gain on the sale of land around the Lake Charles, LA anode facility ($19), partially offset by a net unfavorable change in mark-to-market derivative contracts ($9), a charge for an environmental matter in Norway ($8), and net unfavorable foreign currency movements ($6); and in the 2015 six-month period, a net discrete income tax charge for a valuation allowance on certain deferred tax assets ($34), a less favorable tax impact resulting from the difference between Alcoa’s consolidated estimated annual effective tax rate and the statutory rates applied to restructuring and other charges ($21), and charges for an environmental matter in both Norway and Italy ($15), partially offset by a smaller unfavorable tax impact related to the interim period treatment of losses in certain foreign jurisdictions for which no tax benefit was recognized ($22), a gain on the sale of land around the Lake Charles, LA anode facility ($19), and net favorable foreign currency movements ($10).

Environmental Matters

See the Environmental Matters section of Note G to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash From Operations

Cash provided from operations was $297 in the 2015 six-month period compared with cash used for operations of $33 in the same period of 2014. The improvement in cash from operations of $330 was principally due to higher operating results (net income (loss) plus net add-back for noncash transactions in earnings), a positive change associated with working capital of $282, and lower pension contributions of $113, partially offset by a negative change in noncurrent assets of $327.

The components of the positive change in working capital were as follows:

•	a favorable change of $25 in receivables;

•	a positive change of $236 in inventories, largely attributable to the absence of inventory build related to delayed shipments caused by severe winter weather in North America and business continuity planning due to the then May 2014 expiration of Alcoa’s largest U.S. labor agreement, both of which occurred in the 2014 six-month period;

•	a favorable change of $20 in prepaid expenses and other current assets;

•	a negative change of $156 in accounts payable, trade, principally the result of timing of payments;

•	an unfavorable change of $25 in accrued expenses; and

•	a positive change of $182 in taxes, including income taxes, mostly driven by a change from a pretax loss to pretax income.

The lower pension contributions were principally driven by special termination benefits of $86 paid in the 2014 six-month period to employees affected by the 2013 shutdown of capacity at a smelter in Canada.

The unfavorable change in noncurrent assets was mostly related to a $300 prepayment made under a natural gas supply agreement in Australia (see below).

On April 8, 2015, Alcoa’s majority-owned subsidiary, Alcoa of Australia Limited (AofA), which is part of AWAC, secured a new 12-year gas supply agreement to power its three alumina refineries in Western Australia beginning in July 2020. This agreement was conditional on the completion of a third-party acquisition of the related energy assets from the current owner, which occurred in the 2015 second quarter. The terms of AofA’s gas supply agreement require a prepayment of $500 to be made in two installments. The first installment of $300 was made at the time of the completion of the third-party acquisition in June and the second installment of $200 will be made in January 2016.

Financing Activities

Cash used for financing activities was $159 in the 2015 six-month period, a decrease of $450 compared with cash provided from financing activities of $291 in the corresponding period of 2014.

The use of cash in the 2015 six-month period was primarily due to $1,037 in payments on debt, mostly related to the repayment of borrowings under certain revolving credit facilities (see below), $109 in dividends paid to shareholders, and $71 in cash paid to the noncontrolling interest in AWAC, Alumina Limited. These items were mostly offset by $1,027 in additions to debt, virtually all of which was the result of borrowings under certain revolving credit facilities (see below), and $26 in proceeds from employee exercises of 2.9 million stock options at a weighted average exercise price of $8.99 (not in millions).

In the 2014 six-month period, the source of cash was primarily due to $1,131 in additions to debt, virtually all of which was the result of borrowings under certain revolving credit facilities, a $300 change in commercial paper and short-term borrowings, and $97 in proceeds from employee exercises of 11.4 million stock options at a weighted average exercise price of $8.51 (not in millions). These items were mostly offset by $1,149 in payments on debt, mostly related to $1,130 for the repayment of borrowings under certain revolving credit facilities and $12 for previous borrowings on the loans supporting the Estreito hydroelectric power project in Brazil, and $69 in dividends paid to shareholders.

Alcoa maintains a Five-Year Revolving Credit Agreement, dated July 25, 2014, (the “Credit Agreement”) with a syndicate of lenders and issuers named therein. The Credit Agreement provides a $4,000 senior unsecured revolving credit facility (the “Credit Facility”), the proceeds of which are to be used to provide working capital or for other general corporate purposes of Alcoa. The Credit Facility was scheduled to mature on July 25, 2019; however, on July 7, 2015, Alcoa received approval for a one-year extension of the maturity date by the lenders and issuers that support the Credit Facility. As such, the Credit Facility now matures on July 25, 2020, unless extended or earlier terminated in accordance with the provisions of the Credit Agreement. Alcoa may make one additional one-year extension request during the remaining term of the Credit Facility, subject to the lender consent requirements set forth in the Credit Agreement.

At the end of 2014, Alcoa had ten revolving credit facilities (excluding the Credit Facility above), each with a different financial institution, providing a combined capacity of $1,040 and expiration dates ranging from March 2015 through September 2016. A credit facility ($150 capacity) that was due to expire in March 2015 was extended to March 2016 in the first quarter of 2015.

The purpose of any borrowings under these credit arrangements is to provide for working capital requirements and for other general corporate purposes. The covenants contained in all these arrangements are the same as the Credit Agreement (see the Financing Activities section of Liquidity and Capital Resources included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Alcoa’s 2014 Form 10-K).

During both the first and second quarters of 2015, Alcoa borrowed and repaid $510 under these credit arrangements. The weighted-average interest rate and weighted-average days outstanding of the respective borrowings during the first and second quarters of 2015 were 1.57% and 1.58%, respectively, and 69 days and 76 days, respectively.

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

On April 30, 2015, Moody’s Investors Service (Moody’s) affirmed the following ratings for Alcoa: long-term debt at Ba1 and short-term debt at Speculative Grade Liquidity Rating-1. Additionally, Moody’s changed the current outlook from stable to positive.

Investing Activities

Cash used for investing activities was $685 in the 2015 six-month period compared with $526 in the 2014 six-month period, resulting in an increase in cash used of $159.

In the 2015 six-month period, the use of cash was mainly due to $514 in capital expenditures, 45% of which related to growth projects, including the aerospace expansion at the La Porte, IN plant, the automotive expansion at the Alcoa, TN plant, the aerospace expansion (thick plate stretcher) at the Davenport, IA plant, the aerospace expansion (isothermic press) at the Savannah, GA plant (Firth Rixson), and the specialty foil expansion at the Itapissuma plant in Brazil; and $204 (net of cash acquired) for the acquisition of TITAL (see Engineered Products and Solutions in Segment Information above). These items were slightly offset by $59 in proceeds from the sale of assets and businesses, composed of a sale of land around the Lake Charles, LA anode facility and post-closing adjustments related to an ownership stake in a smelter, four rolling mills, and an ownership stake in a bauxite mine/alumina refinery divested between December 2014 and March 2015.

The use of cash in the 2014 six-month period was mainly due to $467 in capital expenditures, 44% of which related to growth projects, including the automotive expansions at the Alcoa, TN and Davenport, IA fabrication plants and the aluminum-lithium capacity expansion at the Lafayette, IN plant; and $106 in additions to investments, including equity contributions of $82 related to the aluminum complex joint venture in Saudi Arabia; slightly offset by $34 in sales of investments, mostly related to $28 in proceeds from the sale of a mining interest in Suriname.

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” or other words of similar meaning. All statements that reflect Alcoa’s expectations, assumptions, or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts concerning global demand growth for aluminum, end market conditions, supply/demand balances, and growth opportunities for aluminum in automotive, aerospace, and other applications; targeted financial results or operating performance; statements about Alcoa’s strategies, outlook, and business and financial prospects; and statements regarding the acceleration of Alcoa’s portfolio transformation, including the expected benefits of acquisitions, including the completed acquisition of the Firth Rixson business and TITAL, and the pending acquisition of RTI International Metals, Inc. (RTI). These statements reflect beliefs and assumptions that are based on Alcoa’s perception of historical trends, current conditions and expected future developments, as well as other factors management believes are appropriate in the circumstances. Forward-looking statements are subject to a number of risks, uncertainties and other factors, and are not guarantees of future performance. Important factors that could cause actual results to differ materially from those expressed or implied in the forward-looking statements include: (a) material adverse changes in aluminum industry conditions, including global supply and demand conditions and fluctuations in London Metal Exchange-based prices and premiums, as applicable, for primary aluminum, alumina, and other products, and fluctuations in index-based and spot prices for alumina; (b) deterioration in global economic and financial market conditions generally; (c) unfavorable changes in the markets served by Alcoa, including aerospace, automotive, commercial transportation, building and construction, packaging, defense, and industrial gas turbine; (d) the impact on costs and results of changes in foreign currency exchange rates, particularly the Australian dollar, Brazilian real, Canadian dollar, euro, and Norwegian kroner; (e) increases in energy costs or the unavailability or interruption of energy supplies; (f) increases in the costs of other raw materials; (g) Alcoa’s inability to achieve the level of revenue growth, cash generation, cost savings, improvement in profitability and margins, fiscal discipline, or strengthening of competitiveness and operations (including moving its alumina refining and aluminum smelting businesses down on the industry cost curves and increasing revenues and improving margins in its Global Rolled Products and Engineered Products and Solutions segments) anticipated from its restructuring programs and productivity improvement, cash sustainability, technology, and other initiatives; (h) Alcoa’s inability to realize expected benefits, in each case as planned and by targeted completion dates, from acquisitions (including achieving the expected levels of synergies, revenue growth, or EBITDA margin improvement), sales of assets, closures or curtailments of facilities, newly constructed, expanded, or acquired facilities, or international joint ventures, including the joint venture in Saudi Arabia; (i) risks relating to operating globally, including geopolitical, economic, and regulatory risks and unexpected events beyond Alcoa’s control, such as unfavorable changes in laws and governmental policies, civil unrest, imposition of sanctions, expropriation of assets, major public health issues, and terrorism; (j) the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation; (k) adverse changes in discount rates or investment returns on pension assets; (l) the impact of cyber attacks and potential information technology or data security breaches; (m) unexpected events, unplanned outages, supply disruptions, or failure of equipment or processes to meet specifications; (n) failure to satisfy the remaining closing conditions with respect to the pending RTI acquisition; (o) the risk that acquisitions (including Firth Rixson, TITAL and the pending RTI acquisition) will not be integrated successfully or such integration may be more difficult, time-consuming or costly than expected; (p) the possibility that certain assumptions with respect to RTI or the acquisition could prove to be inaccurate; (q) the loss of customers, suppliers and other business relationships as a result of acquisitions, competitive developments, or other factors; (r) the potential failure to retain key employees of Alcoa or acquired businesses; (s) the effect of an increased number of Alcoa shares outstanding as a result of the acquisition of RTI; (t) the impact of potential sales of Alcoa common stock to be issued in the pending RTI acquisition; (u) failure to successfully implement, to achieve commercialization of, or to realize expected benefits from, new or innovative technologies, equipment, processes, or products, including the MicromillTM, innovative aluminum wheels, and advanced alloys, whether due to competitive developments, changes in the regulatory environment, trends and developments in the aerospace, metals engineering and manufacturing sectors, or other factors; and (v) the other risk factors summarized in Alcoa’s Form 10-K, including under Part I, Item 1A, for the year ended December 31, 2014 and the following sections of this report: Note G and the Derivatives section of Note N to the Consolidated Financial Statements; and the

discussion included above under Segment Information. Alcoa disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

As previously reported, on August 2, 2013, the State of North Carolina, by and through its agency, the North Carolina Department of Administration, filed a lawsuit against Alcoa Power Generating, Inc. (“APGI”) in Superior Court, Wake County, North Carolina (Docket No. 13-CVS-10477). The lawsuit asserts ownership of certain submerged lands and hydropower generating structures situated at Alcoa’s Yadkin Hydroelectric Project (the “Yadkin Project”), including the submerged riverbed of the Yadkin River throughout the Yadkin Project and a portion of the hydroelectric dams that Alcoa owns and operates pursuant to a license from the Federal Energy Regulatory Commission. The suit seeks declaratory relief regarding North Carolina’s alleged ownership interests in the riverbed and the dams and further declaration that Alcoa has no right, license or permission from North Carolina to operate the Yadkin Project. By notice filed on September 3, 2013, Alcoa removed the matter to the U.S. District Court for the Eastern District of North Carolina (Docket No. Civil Action No. 5:13-cv-633). By motion filed September 3, 2013, the Yadkin Riverkeeper sought permission to intervene in the case. On September 25, 2013, Alcoa filed its answer in the case and also filed its opposition to the motion to intervene by the Yadkin Riverkeeper. The Court denied the State’s Motion to Remand and initially permitted the Riverkeeper to intervene although the Riverkeeper has now voluntarily withdrawn as an intervening party and will participate as amicus. The parties filed a Joint Rule 26(f) Report and Discovery Plan, which was modified by the Court on January 8, 2014. On July 21, 2014, the parties each filed a motion for summary judgment. On November 20, 2014, the Court denied Alcoa’s motion for summary judgment and denied in part and granted in part the State of North Carolina’s motions for summary judgment. The Court held that under North Carolina law, the burden of proof as to title to property is shifted to a private party opposing a state claim of property ownership. The court conducted a trial on navigability on April 21-22, 2015, and, after ruling orally from the bench on April 22, 2015, on May 5, 2015, entered Findings of Fact and Conclusions of Law as to Navigability, ruling in APGI’s favor that the state “failed to meet its burden to prove that the Relevant Segment, as stipulated by the parties, was navigable for commerce at statehood.” APGI has filed a motion for summary judgment as to title; the state has filed opposition papers. At this time, the Company is unable to reasonably predict an outcome for this matter.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Securities and Exchange Commission Regulation S-K (17 CFR 229.104) is included in Exhibit 95 of this report, which is incorporated herein by reference.

Item 6. Exhibits.

3.	By-Laws of Alcoa Inc., as amended effective May 1, 2015, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated May 5, 2015

10(a).	Alcoa Inc. Terms and Conditions for Special Retention Awards under the 2013 Alcoa Stock Incentive Plan

10(b).	Extension Request and Amendment Letter, dated as of June 5, 2015, among Alcoa Inc., each lender and issuer party thereto, and Citibank, N.A., as Administrative Agent, effective July 7, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 13, 2015

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alcoa Inc.

July 22, 2015	By	/s/ WILLIAM F. OPLINGER
Date	William F. Oplinger
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

July 22, 2015	By	/s/ ROBERT S. COLLINS
Date	Robert S. Collins
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

3.	By-Laws of Alcoa Inc., as amended effective May 1, 2015, incorporated by reference to Exhibit 3 to the Company’s Current Report on Form 8-K dated May 5, 2015

10(a).	Alcoa Inc. Terms and Conditions for Special Retention Awards under the 2013 Alcoa Stock Incentive Plan

10(b).	Extension Request and Amendment Letter, dated as of June 5, 2015, among Alcoa Inc., each lender and issuer party thereto, and Citibank, N.A., as Administrative Agent, effective July 7, 2015, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 13, 2015

12.	Computation of Ratio of Earnings to Fixed Charges

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document