Form 10-Q
period 2016-09-30
Arconic Inc.
filed 2016-11-09
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-3610

ARCONIC INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-0317820
(State of incorporation)	(I.R.S. Employer Identification No.)

390 Park Avenue, New York, New York	10022-4608
(Address of principal executive offices)	(Zip code)

Investor Relations            212-836-2674

Office of the Secretary    212-836-2732

(Registrant’s telephone number including area code)

Alcoa Inc.

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

As of November 7, 2016, 438,478,283 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

EXPLANATORY NOTE

On October 31, 2016, Alcoa Inc. changed its name to Arconic Inc. (“Arconic”). The separation of Arconic from Alcoa Corporation became effective before the opening of the New York Stock Exchange on November 1, 2016. References in this report to “Arconic” before its name change refer to Alcoa Inc.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Arconic and subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Third quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Sales (L)	$5,213	$5,573	$15,455	$17,289
Cost of goods sold (exclusive of expenses below)	4,217	4,559	12,474	13,665
Selling, general administrative, and other expenses (R)	275	261	821	717
Research and development expenses	38	55	119	178
Provision for depreciation, depletion, and amortization	316	318	934	958
Restructuring and other charges (D)	18	66	134	460
Interest expense	133	123	389	369
Other income, net (K)	(117)	(15)	(120)	(27)

Total costs and expenses	4,880	5,367	14,751	16,320
Income before income taxes	333	206	704	969
Provision for income taxes	147	100	329	401

Net income	186	106	375	568
Less: Net income attributable to noncontrolling interests	20	62	58	189

NET INCOME ATTRIBUTABLE TO ARCONIC	$166	$44	$317	$379

AMOUNTS ATTRIBUTABLE TO ARCONIC COMMON SHAREHOLDERS (N):
Net income	$148	$26	$265	$327

Earnings per share:
Basic	$0.34	$0.06	$0.60	$0.79

Diluted	$0.33	$0.06	$0.60	$0.78

Dividends paid per share	$0.09	$0.09	$0.27	$0.27

The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries

Statement of Consolidated Comprehensive (Loss) Income (unaudited)

(in millions)

	Arconic		Noncontrolling interests		Total
	Third quarter ended September 30,		Third quarter ended September 30,		Third quarter ended September 30,
	2016	2015	2016	2015	2016	2015
Net income	$166	$44	$20	$62	$186	$106
Other comprehensive (loss) income, net of tax (C):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	(462)	111	(1)	9	(463)	120
Foreign currency translation adjustments	157	(889)	45	(299)	202	(1,188)
Net change in unrealized losses/gains on available-for-sale securities	—	(2)	—	—	—	(2)
Net change in unrecognized gains/losses on cash flow hedges	(338)	214	(10)	1	(348)	215

Total Other comprehensive (loss) income, net of tax	(643)	(566)	34	(289)	(609)	(855)

Comprehensive (loss) income	$(477)	$(522)	$54	$(227)	$(423)	$(749)

	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015	2016	2015
Net income	$317	$379	$58	$189	$375	$568
Other comprehensive (loss) income, net of tax (C):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	(365)	212	2	14	(363)	226
Foreign currency translation adjustments	505	(1,649)	184	(517)	689	(2,166)
Net change in unrealized losses/gains on available-for-sale securities	4	(2)	—	—	4	(2)
Net change in unrecognized gains/losses on cash flow hedges	(571)	584	4	(3)	(567)	581

Total Other comprehensive (loss) income, net of tax	(427)	(855)	190	(506)	(237)	(1,361)

Comprehensive (loss) income	$(110)	$(476)	$248	$(317)	$138	$(793)

The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$1,863	$1,919
Restricted cash (I)	1,337	37
Receivables from customers, less allowances of $14 in 2016 and $13 in 2015 (O)	1,675	1,340
Other receivables (O)	458	522
Inventories (F)	3,455	3,442
Prepaid expenses and other current assets	580	693

Total current assets	9,368	7,953

Properties, plants, and equipment	34,943	33,687
Less: accumulated depreciation, depletion, and amortization	19,821	18,872

Properties, plants, and equipment, net	15,122	14,815

Goodwill (E)	5,384	5,401
Investments (G)	1,465	1,685
Deferred income taxes	3,074	2,668
Other noncurrent assets (H)	3,035	3,955

Total assets	$37,448	$36,477

LIABILITIES
Current liabilities:
Short-term borrowings	$32	$38
Accounts payable, trade	2,739	2,889
Accrued compensation and retirement costs	830	850
Taxes, including income taxes	217	239
Other current liabilities	909	1,174
Long-term debt due within one year	773	21

Total current liabilities	5,500	5,211

Long-term debt, less amount due within one year (I)	9,501	8,993
Accrued pension benefits	3,700	3,298
Accrued other postretirement benefits	2,177	2,106
Other noncurrent liabilities and deferred credits	2,625	2,738

Total liabilities	23,503	22,346

CONTINGENCIES AND COMMITMENTS (J)
EQUITY
Arconic shareholders’ equity:
Preferred stock	55	55
Mandatory convertible preferred stock	3	3
Common stock	438	1,391
Additional capital	8,197	10,019
Retained earnings	8,940	8,834
Treasury stock, at cost	—	(2,825)
Accumulated other comprehensive loss (C)	(5,858)	(5,431)

Total Arconic shareholders’ equity	11,775	12,046

Noncontrolling interests	2,170	2,085

Total equity	13,945	14,131

Total liabilities and equity	$37,448	$36,477

The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Nine months ended September 30,
	2016	2015
CASH FROM OPERATIONS
Net income	$375	$568
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion, and amortization	938	959
Deferred income taxes	(67)	(18)
Equity income, net of dividends	32	137
Restructuring and other charges (D)	134	460
Net gain from investing activities – asset sales (G & K)	(152)	(69)
Net periodic pension benefit cost (P)	246	365
Stock-based compensation	73	78
Excess tax benefits from stock-based payment arrangements	—	(9)
Other	67	(65)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables	(226)	(97)
Decrease (increase) in inventories	7	(176)
(Increase) decrease in prepaid expenses and other current assets	(10)	31
(Decrease) in accounts payable, trade	(196)	(240)
(Decrease) in accrued expenses	(417)	(424)
Increase in taxes, including income taxes	63	135
Pension contributions	(227)	(363)
(Increase) in noncurrent assets (J)	(284)	(348)
(Decrease) in noncurrent liabilities	(148)	(207)

CASH PROVIDED FROM OPERATIONS	208	717

FINANCING ACTIVITIES
Net change in short-term borrowings (original maturities of three months or less)	(6)	(6)
Additions to debt (original maturities greater than three months)	1,313	1,534
Debt issuance costs	—	(2)
Payments on debt (original maturities greater than three months)	(1,324)	(1,551)
Proceeds from exercise of employee stock options	3	26
Excess tax benefits from stock-based payment arrangements	—	9
Dividends paid to shareholders	(171)	(149)
Distributions to noncontrolling interests	(176)	(72)
Contributions from noncontrolling interests	11	—

CASH USED FOR FINANCING ACTIVITIES	(350)	(211)

INVESTING ACTIVITIES
Capital expenditures	(814)	(782)
Acquisitions, net of cash acquired (E)	10	97
Proceeds from the sale of assets and businesses (E & H)	683	112
Additions to investments	(23)	(86)
Sales of investments (G)	280	40
Net change in restricted cash	(72)	(7)
Other	15	23

CASH PROVIDED FROM (USED FOR) INVESTING ACTIVITIES	79	(603)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	7	(41)

Net change in cash and cash equivalents	(56)	(138)
Cash and cash equivalents at beginning of year	1,919	1,877

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,863	$1,739

The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions, except per-share amounts)

	Arconic Shareholders
	Preferred stock	Mandatory convertible preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Non- controlling interests	Total equity
Balance at June 30, 2015	$55	$3	$1,304	$9,147	$9,605	$(2,834)	$(4,966)	$2,324	$14,638
Net income	—	—	—	—	44	—	—	62	106
Other comprehensive loss (C)	—	—	—	—	—	—	(566)	(289)	(855)
Cash dividends declared:
Preferred-Class A @ $1.875 per share	—	—	—	—	(1)	—	—	—	(1)
Preferred-Class B @ $6.7188 per share	—	—	—	—	(16)	—	—	—	(16)
Common @ $0.06 per share	—	—	—	—	(79)	—	—	—	(79)
Stock-based compensation	—	—	—	23	—	—	—	—	23
Common stock issued: compensation plans	—	—	—	1	—	4	—	—	5
Issuance of common stock (E)	—	—	87	783	—	—	—	—	870
Distributions	—	—	—	—	—	—	—	(1)	(1)
Other	—	—	—	—	—	—	—	1	1

Balance at September 30, 2015	$55	$3	$1,391	$9,954	$9,553	$(2,830)	$(5,532)	$2,097	$14,691

Balance at June 30, 2016	$55	$3	$1,391	$9,877	$8,871	$(2,647)	$(5,215)	$2,194	$14,529
Net income	—	—	—	—	166	—	—	20	186
Other comprehensive (loss) income (C)	—	—	—	—	—	—	(643)	34	(609)
Cash dividends declared:
Preferred-Class A @ $1.875 per share	—	—	—	—	(1)	—	—	—	(1)
Preferred-Class B @ $6.7188 per share	—	—	—	—	(16)	—	—	—	(16)
Common @ $0.18 per share	—	—	—	—	(80)	—	—	—	(80)
Stock-based compensation	—	—	—	18	—	—	—	—	18
Common stock issued: compensation plans	—	—	—	(12)	—	8	—	—	(4)
Retirement of Treasury stock (M)	—	—	(76)	(2,563)	—	2,639	—	—	—
Reverse stock split (A & M)	—	—	(877)	877	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	(92)	(92)
Other	—	—	—	—	—	—	—	14	14

Balance at September 30, 2016	$55	$3	$438	$8,197	$8,940	$—	$(5,858)	$2,170	$13,945

The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries

Statement of Changes in Consolidated Equity (unaudited), continued

(in millions, except per-share amounts)

	Arconic Shareholders
	Preferred stock	Mandatory convertible preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Non- controlling interests	Total Equity
Balance at December 31, 2014	$55	$3	$1,304	$9,284	$9,379	$(3,042)	$(4,677)	$2,488	$14,794
Net income	—	—	—	—	379	—	—	189	568
Other comprehensive loss (C)	—	—	—	—	—	—	(855)	(506)	(1,361)
Cash dividends declared:
Preferred-Class A @ $3.75 per share	—	—	—	—	(2)	—	—	—	(2)
Preferred-Class B @ $20.1563 per share	—	—	—	—	(50)	—	—	—	(50)
Common @ $0.12 per share	—	—	—	—	(153)	—	—	—	(153)
Stock-based compensation	—	—	—	78	—	—	—	—	78
Common stock issued: compensation plans	—	—	—	(191)	—	212	—	—	21
Issuance of common stock (E)	—	—	87	783	—	—	—	—	870
Distributions	—	—	—	—	—	—	—	(72)	(72)
Other	—	—	—	—	—	—	—	(2)	(2)

Balance at September 30, 2015	$55	$3	$1,391	$9,954	$9,553	$(2,830)	$(5,532)	$2,097	$14,691

Balance at December 31, 2015	$55	$3	$1,391	$10,019	$8,834	$(2,825)	$(5,431)	$2,085	$14,131
Net income	—	—	—	—	317	—	—	58	375
Other comprehensive (loss) income (C)	—	—	—	—	—	—	(427)	190	(237)
Cash dividends declared:
Preferred-Class A @ $3.75 per share	—	—	—	—	(2)	—	—	—	(2)
Preferred-Class B @ $20.1563 per share	—	—	—	—	(50)	—	—	—	(50)
Common @ $0.36 per share	—	—	—	—	(159)	—	—	—	(159)
Stock-based compensation	—	—	—	73	—	—	—	—	73
Common stock issued: compensation plans	—	—	—	(209)	—	186	—	—	(23)
Retirement of Treasury stock (M)	—	—	(76)	(2,563)	—	2,639	—	—	—
Reverse stock split (A & M)			(877)	877	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	(176)	(176)
Other	—	—	—	—	—	—	—	13	13

Balance at September 30, 2016	$55	$3	$438	$8,197	$8,940	$—	$(5,858)	$2,170	$13,945

The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)

(dollars in millions, except per-share amounts)

A. Basis of Presentation – The interim Consolidated Financial Statements of Arconic Inc. (formerly known as Alcoa Inc. - see below) and its subsidiaries (“Arconic” or the “Company”) are unaudited. These Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2015 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (GAAP). This Form 10-Q report should be read in conjunction with Arconic’s Annual Report on Form 10-K for the year ended December 31, 2015, which includes all disclosures required by GAAP. Certain amounts in previously issued financial statements were reclassified to conform to the current period presentation (see Note B).

The separation of Alcoa Inc. into two standalone, publicly-traded companies, Arconic Inc. and Alcoa Corporation, (the “Separation Transaction”) became effective before the opening of the New York Stock Exchange (NYSE) on November 1, 2016 (see Note R).

The accompanying unaudited, interim Consolidated Financial Statements include the historical results of Alcoa Corporation, as the Separation Transaction did not take place until November 1, 2016, after the most recent period reported in this Form 10-Q. In future filings, the historical results of the businesses that comprise Alcoa Corporation will be presented as discontinued operations in the Company’s Consolidated Financial Statements. As a result of the Separation Transaction, the accompanying unaudited, interim Consolidated Financial Statements are not indicative of the Company’s future financial position, results of operations or cash flows.

Pursuant to the authorization provided at a special meeting of Arconic common shareholders held on October 5, 2016, shareholders approved a 1-for-3 reverse stock split of Arconic’s outstanding and authorized shares of common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every 3 shares of issued and outstanding common stock were combined into one issued and outstanding share of common stock, without any change in the par value per share. The Reverse Stock Split reduced the number of shares of common stock outstanding from approximately 1.3 billion shares to approximately 0.4 billion shares. The Company’s common stock began trading on a reverse stock split-adjusted basis on the NYSE on October 6, 2016. All share and per share data for all periods presented in this report has been retroactively restated to reflect the Reverse Stock Split (see Note M).

B. Recently Adopted and Recently Issued Accounting Guidance

Adopted

On January 1, 2016, Arconic adopted changes issued by the Financial Accounting Standards Board (FASB) to the presentation of extraordinary items. Such items are defined as transactions or events that are both unusual in nature and infrequent in occurrence, and previously, were required to be presented separately in an entity’s income statement, net of income tax, after income from continuing operations. The changes eliminate the concept of an extraordinary item and, therefore, the presentation of such items is no longer required. Notwithstanding this change, an entity is still required to present and disclose a transaction or event that is both unusual in nature and infrequent in occurrence in the notes to the financial statements. The adoption of these changes had no impact on the Consolidated Financial Statements.

On January 1, 2016, Arconic adopted changes issued by the FASB to the analysis an entity must perform to determine whether it should consolidate certain types of legal entities. These changes (i) modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (ii) eliminate the presumption that a general partner should consolidate a limited partnership, (iii) affect the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships, and (iv) provide a scope exception from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. The adoption of these changes had no impact on the Consolidated Financial Statements.

On January 1, 2016, Arconic adopted changes issued by the FASB to the presentation of debt issuance costs. Previously, such costs were required to be presented as a noncurrent asset in an entity’s balance sheet and amortized into interest expense over the term of the related debt instrument. The changes require that debt issuance costs be presented in an entity’s balance sheet as a direct deduction from the carrying value of the related debt liability. The amortization of debt issuance costs remains unchanged. The FASB issued an update to these changes based on an announcement of the staff of the U.S. Securities and Exchange Commission. This update provides an exception to the FASB changes allowing debt issuance costs related to line-of-credit arrangements to continue to be presented as an asset regardless of whether there are any outstanding borrowings under such arrangement. This additional change also was adopted by Arconic on January 1, 2016. This adoption is required on a retrospective basis; therefore, the December 31, 2015 Consolidated Balance Sheet has been updated to conform to the September 30, 2016 presentation. As a result, $51 of debt issuance costs (previously reported in Other noncurrent assets) were reclassified to the Long-term debt, less amount due within one year line item on the December 31, 2015 Consolidated Balance Sheet.

Issued

In January 2016, the FASB issued changes to equity investments. These changes require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Additionally, the impairment assessment of equity investments without readily determinable fair values has been simplified by requiring a qualitative assessment to identify impairment. These changes become effective for Arconic on January 1, 2018. Management is currently evaluating the potential impact of these changes on the Consolidated Financial Statements.

In February 2016, the FASB issued changes to the accounting and presentation of leases. These changes require lessees to recognize a right of use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right of use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option, or not exercise an option to terminate the lease. These changes become effective for Arconic on January 1, 2019. Management is currently evaluating the potential impact of these changes on the Consolidated Financial Statements.

In March 2016, the FASB issued changes to employee share-based payment accounting. Currently, an entity must determine for each share-based payment award whether the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes results in either an excess tax benefit or a tax deficiency. Excess tax benefits are recognized in additional paid-in capital; tax deficiencies are recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. Excess tax benefits are not recognized until the deduction reduces taxes payable. The changes require all excess tax benefits and tax deficiencies related to share-based payment awards to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Additionally, the presentation of excess tax benefits related to share-based payment awards in the statement of cash flows is changed. Currently, excess tax benefits must be separated from other income tax cash flows and classified as a financing activity. The changes require excess tax benefits to be classified along with other income tax cash flows as an operating activity. Also, the changes require cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity. Currently, there is no specific guidance on the classification in the statement of cash flows of cash paid by an employer to the tax authorities when directly withholding shares for tax-withholding purposes. Additionally, for a share-based award to qualify for equity classification it cannot partially settle in cash in excess of the employer’s minimum statutory withholding requirements. The changes permit equity classification of share-based awards for withholdings up to the maximum statutory tax rates in applicable jurisdictions. These changes become effective for Arconic on January 1, 2017. Management has concluded that the adoption of this guidance will have no material effect on the Consolidated Financial Statements.

In March 2016, the FASB issued changes eliminating the requirement for an investor to adjust an equity method investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held as a result of an increase in the level of ownership interest or degree of influence. Additionally, an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting must recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. These changes become effective for Arconic on January 1, 2017. Management has concluded that the adoption of this guidance will have no impact on the Consolidated Financial Statements. This guidance will need to be considered in the event that Arconic changes its level of ownership interest or degree of influence in an equity method investment.

In March 2016, the FASB issued changes to derivative instruments designated as hedging instruments. These changes clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. These changes become effective for Arconic on January 1, 2017. Management does not expect these changes to have a material impact on the Consolidated Financial Statements.

In June 2016, the FASB added a new impairment model (known as the current expected credit loss (CECL) model) that is based on expected losses rather than incurred losses. Under the new guidance, an entity recognizes as an allowance its estimate of expected credit losses. The CECL model applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments. The CECL model does not have a minimum threshold for recognition of impairment losses and entities will need to measure expected credit losses on assets that have a low risk of loss. These changes become effective for Arconic on January 1, 2020. Management is currently evaluating the potential impact of these changes on the Consolidated Financial Statements.

In August 2016, the FASB issued changes to the classification of certain cash receipts and cash payments within the statement of cash flows. The guidance identifies eight specific cash flow items and the sections where they must be presented within the statement of cash flows. These changes become effective for Arconic on January 1, 2018 and early adoption is permitted. Management does not expect these changes to have a material impact on the Consolidated Financial Statements.

C. Accumulated Other Comprehensive Loss

The following table details the activity of the four components that comprise Accumulated other comprehensive loss for both Arconic’s shareholders and noncontrolling interests:

	Arconic		Noncontrolling Interests
	Third quarter ended September 30,		Third quarter ended September 30,
	2016	2015	2016	2015
Pension and other postretirement benefits (P)
Balance at beginning of period	$(3,514)	$(3,500)	$(53)	$(59)
Other comprehensive (loss) income:
Unrecognized net actuarial loss and prior service cost/benefit	(819)	46	(1)	10
Tax expense	286	(10)	—	(1)

Total Other comprehensive (loss) income before reclassifications, net of tax	(533)	36	(1)	9

Amortization of net actuarial loss and prior service cost/benefit(1)	109	116	1	—
Tax expense(2)	(38)	(41)	(1)	—

Total amount reclassified from Accumulated other comprehensive loss, net of tax(9)	71	75	—	—

Total Other comprehensive (loss) income	(462)	111	(1)	9

Balance at end of period	$(3,976)	$(3,389)	$(54)	$(50)

Foreign currency translation
Balance at beginning of period	$(2,064)	$(1,606)	$(641)	$(569)
Other comprehensive income (loss)(3)	157	(889)	45	(299)

Balance at end of period	$(1,907)	$(2,495)	$(596)	$(868)

Available-for-sale securities
Balance at beginning of period	$(1)	$—	$—	$—
Other comprehensive loss(4)	—	(2)	—	—

Balance at end of period	$(1)	$(2)	$—	$—

Cash flow hedges (Q)
Balance at beginning of period	$364	$140	$11	$(6)
Other comprehensive (loss) income:
Net change from periodic revaluations	(430)	288	20	1
Tax benefit (expense)	126	(79)	(6)	—

Total Other comprehensive (loss) income before reclassifications, net of tax	(304)	209	14	1

Net amount reclassified to earnings:
Aluminum contracts(5)	5	3	—	—
Energy contracts(6)	(50)	—	(34)	—
Foreign exchange contracts(5)	(1)	2	—	—
Interest rate contracts(7)	—	—	—	—
Nickel contracts(8)	—	1	—	—

Sub-total	(46)	6	(34)	—
Tax benefit (expense)(2)	12	(1)	10	—

Total amount reclassified from Accumulated other comprehensive (loss) income, net of tax(9)	(34)	5	(24)	—

Total Other comprehensive (loss) income	(338)	214	(10)	1

Balance at end of period	$26	$354	$1	$(5)

	Arconic		Noncontrolling Interests
	Nine months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Pension and other postretirement benefits (P)
Balance at beginning of period	$(3,611)	$(3,601)	$(56)	$(64)
Other comprehensive (loss) income:
Unrecognized net actuarial loss and prior service cost/benefit	(883)	(30)	—	13
Tax benefit (expense)	312	18	—	(1)

Total Other comprehensive (loss) income before reclassifications, net of tax	(571)	(12)	—	12

Amortization of net actuarial loss and prior service cost/benefit(1)	317	345	3	4
Tax expense(2)	(111)	(121)	(1)	(2)

Total amount reclassified from Accumulated other comprehensive loss, net of tax(9)	206	224	2	2

Total Other comprehensive (loss) income	(365)	212	2	14

Balance at end of period	$(3,976)	$(3,389)	$(54)	$(50)

Foreign currency translation
Balance at beginning of period	$(2,412)	$(846)	$(780)	$(351)
Other comprehensive income (loss)(3)	505	(1,649)	184	(517)

Balance at end of period	$(1,907)	$(2,495)	$(596)	$(868)

Available-for-sale securities
Balance at beginning of period	$(5)	$—	$—	$—
Other comprehensive income (loss)(4)	4	(2)	—	—

Balance at end of period	$(1)	$(2)	$—	$—

Cash flow hedges (Q)
Balance at beginning of period	$597	$(230)	$(3)	$(2)
Other comprehensive (loss) income:
Net change from periodic revaluations	(772)	792	35	(4)
Tax benefit (expense)	229	(235)	(10)	1

Total Other comprehensive (loss) income before reclassifications, net of tax	(543)	557	25	(3)

Net amount reclassified to earnings:
Aluminum contracts(5)	(1)	26	—	—
Energy contracts(6)	(49)	4	(34)	—
Foreign exchange contracts(5)	—	3	—	—
Interest rate contracts(7)	8	1	5	—
Nickel contracts(8)	1	1	—	—

Sub-total	(41)	35	(29)	—
Tax benefit (expense)(2)	13	(8)	8	—

Total amount reclassified from Accumulated other comprehensive (loss) income, net of tax(9)	(28)	27	(21)	—

Total Other comprehensive (loss) income	(571)	584	4	(3)

Balance at end of period	$26	$354	$1	$(5)

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note P).
(2)	These amounts were included in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(4)	In all periods presented, unrealized and realized gains and losses related to these securities were immaterial. Realized gains and losses were included in Other income, net on the accompanying Statement of Consolidated Operations.
(5)	These amounts were included in Sales on the accompanying Statement of Consolidated Operations.
(6)	For Arconic, $50 of the amount in both the third quarter ended and nine months ended as of September 30, 2016 was included in Other income, net on the accompanying Statement of Consolidated Operations. The remaining amount in both the third quarter ended and nine months ended as of September 30, 2016 and the entire amount in both the third quarter ended and nine months ended as of September 30, 2015 were included in Cost of goods sold on the accompanying Statement of Consolidated Operations. For Noncontrolling interests, the amount in both the third quarter and nine months ended as of September 30, 2016 was included in Other income, net on the accompanying Statement of Consolidated Operations.
(7)	For Arconic, $7 of the amount in the nine months ended as of September 30, 2016 was included in Other income, net on the accompanying Statement of Consolidated Operations. The remaining amount in the nine months ended as of September 30, 2016 and the entire amount in the third quarter ended September 30, 2016 and both the third quarter ended and nine months ended as of September 30, 2015 were included in Interest expense on the accompanying Statement of Consolidated Operations. For Noncontrolling interests, the amount in the nine months ended as of September 30, 2016 was included in Other income, net on the accompanying Statement of Consolidated Operations.
(8)	These amounts were included in Cost of goods sold on the accompanying Statement of Consolidated Operations.
(9)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings. These amounts were reflected on the accompanying Statement of Consolidated Operations in the line items indicated in footnotes 1 through 7.

D. Restructuring and Other Charges – In the third quarter and nine-month period of 2016, Arconic recorded Restructuring and other charges of $18 ($10 after-tax and noncontrolling interest) and $134 ($87 after-tax and noncontrolling interest), respectively.

Restructuring and other charges in the 2016 third quarter included $20 ($10 after-tax and noncontrolling interest) for layoff costs related to cost reduction initiatives and the Separation Transaction (see Note R), including the separation of approximately 100 employees (60 in the Engineered Products and Solutions segment, 30 in the Primary Metals segment, and 10 in Corporate) and related pension settlement costs (see Note P); a net charge of $8 ($5 after-tax and noncontrolling interest) for other miscellaneous items; $8 ($4 after-tax and noncontrolling interest) for the reversal of a number of small layoff reserves related to prior periods; and a favorable benefit of $2 ($1 after-tax and noncontrolling interest) for the net reversal of costs related to decisions made in the fourth quarter of 2015 to permanently close and demolish the Warrick (Indiana) smelter and to curtail the Wenatchee (Washington) smelter and Point Comfort (Texas) refinery (see below).

In the 2016 nine-month period, Restructuring and other charges included $84 ($56 after-tax and noncontrolling interest) for additional net costs related to decisions made in the fourth quarter of 2015 to permanently close and demolish the Warrick (Indiana) smelter and to curtail the Wenatchee (Washington) smelter and Point Comfort (Texas) refinery (see below); $54 ($35 after-tax and noncontrolling interest) for layoff costs related to cost reduction initiatives and the Separation Transaction (see Note R), including the separation of approximately 1,200 employees (860 in the Engineered Products and

Solutions segment, 240 in the Transportation and Construction Solutions segment, 60 in the Primary Metals segment, 30 in the Global Rolled Products segment, and 10 in Corporate); a net charge of $16 ($9 after-tax and noncontrolling interest) for other miscellaneous items; and $20 ($13 after-tax and noncontrolling interest) for the reversal of a number of small layoff reserves related to prior periods.

In the 2016 nine-month period, costs related to the closure and curtailment actions included accelerated depreciation of $70 related to the Warrick smelter as it continued to operate during the 2016 first quarter; $24 ($4 in the 2016 third quarter) for the reversal of severance costs initially recorded in the 2015 fourth quarter; and $38 ($2 in the 2016 third quarter) in other costs. Additionally in the 2016 nine-month period, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value, resulting in a charge of $5 ($3 after-tax and noncontrolling interest), which was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. The other costs of $38 ($2 in the 2016 third quarter) represent $30 ($3 in the 2016 third quarter) for contract termination, $4 (($3) in the 2016 third quarter) in asset retirement obligations for the rehabilitation of a coal mine related to the Warrick smelter, and $4 ($2 in the 2016 third quarter) in other related costs. Additional charges may be recognized in future periods related to these actions.

In the third quarter and nine-month period of 2015, Arconic recorded Restructuring and other charges of $66 ($30 after-tax and noncontrolling interest) and $460 ($329 after-tax and noncontrolling interest), respectively.

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

In the 2015 nine-month period, Restructuring and other charges included $190 ($120 after tax and noncontrolling interest) for exit costs related to decisions to permanently shut down and demolish a smelter and a power station (see below); $161 ($151 after-tax and noncontrolling interest) related to the March 2015 divestiture of a rolling mill in Russia and post-closing adjustments associated with three December 2014 divestitures; $80 ($43 after-tax and noncontrolling interest) for the separation of approximately 800 employees (680 in the Primary Metals segment and 120 in the Alumina segment), supplier contract-related costs, and other charges associated with the decisions to temporarily curtail the remaining capacity at both the São Luís smelter (74,000 metric-ton-per-year) and the refinery in Suriname (1,330,000 metric-tons-per-year); $62 ($50 after-tax and noncontrolling interest) for layoff costs, including the separation of approximately 970 employees (410 in the Transportation and Construction Solutions segment, 275 in the Engineered Products and Solutions segment, 165 in the Primary Metals segment, 70 in the Global Rolled Products segment, and 50 in Corporate); the previously mentioned $18 ($13 after-tax) gain on a land sale; a net credit of $3 ($13 after-tax and noncontrolling interest) for other miscellaneous items; and $12 ($9 after-tax and noncontrolling interest) for the reversal of a number of small layoff reserves related to prior periods.

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

In the 2015 nine-month period, costs related to the shutdown actions included asset impairments of $86, representing the write-off of the remaining book value of all related properties, plants, and equipment; $22 ($11 in the 2015 third quarter) for the layoff of approximately 90 employees (Primary Metals segment); including $11 in pension costs (see Note P); and $82 in other exit costs. Additionally in the 2015 nine-month period, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value, resulting in a charge of $4 ($2 after-tax and noncontrolling interest), which was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. The other exit costs of $82 represent $45 in asset retirement obligations and $29 in environmental remediation, both of which were triggered by the decisions to permanently shut down and demolish the aforementioned structures in Brazil and Australia (includes the rehabilitation of a related coal mine), and $8 in supplier and customer contract-related costs.

Arconic does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Alumina	$(1)	$38	$3	$55
Primary Metals	17	11	105	209
Global Rolled Products	(1)	(17)	1	119
Engineered Products and Solutions	(1)	22	16	33
Transportation and Construction Solutions	(2)	3	6	6

Segment total	12	57	131	422
Corporate	6	9	3	38

Total restructuring and other charges	$18	$66	$134	$460

As of September 30, 2016, approximately 900 of the 1,200 employees associated with 2016 restructuring programs and approximately 4,100 of the 4,700 employees (previously 5,000) associated with 2015 restructuring programs were separated. Additionally, the separations associated with 2014 restructuring programs were essentially complete. The total number of employees associated with the 2015 restructuring programs was updated to reflect employees, who were initially identified for separation, accepting other positions within Arconic and natural attrition. Most of the remaining separations for the 2016 restructuring programs and all of the remaining separations for the 2015 restructuring programs are expected to be completed by the end of 2016.

In the 2016 third quarter and nine-month period, cash payments of $8 and $19, respectively, were made against layoff reserves related to 2016 restructuring programs, $17 and $109, respectively, were made against layoff reserves related to 2015 restructuring programs, and $1 and $4, respectively, were made against layoff reserves related to 2014 restructuring programs.

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2014	$98	$34	$132

2015:
Cash payments	(111)	(12)	(123)
Restructuring charges	299	233	532
Other*	(60)	(231)	(291)

Reserve balances at December 31, 2015	226	24	250

2016:
Cash payments	(132)	(33)	(165)
Restructuring charges	54	52	106
Other*	(56)	(3)	(59)

Reserve balances at September 30, 2016	$92	$40	$132

*	Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation. In the 2016 nine-month period, Other for layoff costs also included a reclassification of $14 in pension benefits costs, as this obligation was included in Arconic’s separate liability for pension benefits obligations (see Note P). Additionally in the 2016 nine-month period, Other for other exit costs also included a reclassification of $4 in asset retirement obligations, as this liability was included in Arconic’s separate reserve for asset retirement obligations. In the 2015 nine month period, Other for layoff costs also included a reclassification of $28 in pension and other postretirement benefits costs, as this obligation was included in Arconic’s separate liability for pension and other postretirement benefits obligations (see Note P). Additionally in the 2015 nine month period, Other exit costs also included a reclassification of the following restructuring charges: $45 in asset retirement obligations and $29 in environmental obligations, as these liabilities were included in Arconic’s separate reserves for asset retirement obligations and environmental remediation.

The remaining reserves are expected to be paid in cash during the remainder of 2016, with the exception of approximately $30 to $35, which is expected to be paid over the next several years for ongoing site remediation work and special layoff benefit payments.

E. Acquisitions and Divestitures – In April 2016, Arconic completed the sale of the Remmele Medical business to LISI MEDICAL for $102 in cash ($99 net of transaction costs), which was included in Proceeds from the sale of assets and businesses on the accompanying Statement of Consolidated Cash Flows. This business, which was part of the RTI International Metals (RTI) acquisition (see below), manufactures precision-machined metal products for customers in the minimally invasive surgical device and implantable device markets. No gain was recorded on this transaction as the excess of the proceeds over the carrying value of the net assets of this business was reflected as a purchase price adjustment (decrease to goodwill of $44) to the preliminary allocation of the purchase price related to Arconic’s acquisition of RTI. While owned by Arconic, the operating results and assets and liabilities of this business were included in the Engineered Products and Solutions segment. This business generated sales of approximately $20 from January 1, 2016 through the divestiture date, April 29, 2016, and, at the time of the divestiture, had approximately 330 employees. This transaction is no longer subject to post-closing adjustments.

In July 2016, Arconic’s wholly-owned subsidiary, Alcoa Power Generating Inc., reached an agreement to sell its 215-megawatt Yadkin Hydroelectric Project (Yadkin) to ISQ Hydro Aggregator LLC. Yadkin encompasses four hydroelectric power developments (reservoirs, dams and powerhouses), known as High Rock, Tuckertown, Narrows and Falls, situated along a 38-mile stretch of the Yadkin River through the central part of North Carolina. This transaction is expected to close by the end of 2016, subject to customary federal and state regulatory approvals. The power generated by Yadkin is primarily sold into the open market. Yadkin generated sales of approximately $20 in 2015, and had approximately 33 employees as of September 30, 2016. The carrying value of the net assets to be sold was $127 as of both September 30, 2016 and December 31, 2015 and consists mostly of properties, plants, and equipment.

In March 2015, Arconic completed the acquisition of an aerospace structural castings company, TITAL, for $204 (€188) in cash (an additional $1 (€1) was paid in September 2015 to settle working capital in accordance with the purchase agreement). TITAL, a privately held company with approximately 650 employees based in Germany, produces aluminum and titanium investment casting products for the aerospace and defense markets. The purpose of this acquisition is to capture increasing demand for advanced jet engine components made of titanium, establish titanium-casting capabilities in Europe, and expand existing aluminum casting capacity. The assets, including the associated goodwill, and liabilities of this business were included within Arconic’s Engineered Products and Solutions segment since the date of acquisition. Based on the preliminary allocation of the purchase price, goodwill of $118 was recorded for this transaction. In the first quarter of 2016, the allocation of the purchase price was finalized, based, in part, on the completion of a third-party valuation of certain assets acquired, resulting in a $1 reduction of the initial goodwill amount. None of the $117 in goodwill is deductible for income tax purposes and no other intangible assets were identified. This transaction is no longer subject to post-closing adjustments.

In July 2015, Arconic completed the acquisition of RTI, a global supplier of titanium and specialty metal products and services for the commercial aerospace, defense, energy, and medical device markets, for $870 in Arconic common stock. During the third quarter of 2016, the final purchase price allocation was completed.

The following table represents the final allocation of the purchase price by major asset acquired and liability assumed, as well as the amount of goodwill recognized:

Assets:
Cash	$303
Receivables from customers	94
Inventories	483
Prepaid expenses and other current assets	47
Properties, plants, and equipment	321
Goodwill	298
Other noncurrent assets	60

Total assets	$1,606

Liabilities:
Accounts payable	$86
Other current liabilities	94
Long-term debt due within one year	115
Long-term debt, less amount due within one year	387
Other noncurrent liabilities	111

Total liabilities	$793

Equity
Additional capital	$60

Total equity	$60

As reflected in the table above, Arconic recognized goodwill of $298, which represents the earnings growth potential of RTI, Arconic’s ability to expand its titanium capabilities in the aerospace market, and expected synergies from combining the operations of the two companies. This goodwill was allocated to a new Arconic reporting unit associated with the Engineered Products and Solutions segment, Arconic Titanium and Engineered Products, which consists solely of the acquired RTI business. None of this goodwill is deductible for income tax purposes.

The other noncurrent assets in the table above represent intangible assets. These intangible assets consist primarily of customer relationships which are being amortized over a period of 20 years.

F. Inventories

	September 30, 2016	December 31, 2015
Finished goods	$854	$811
Work-in-process	1,325	1,272
Bauxite and alumina	401	445
Purchased raw materials	670	720
Operating supplies	205	194

	$3,455	$3,442

At September 30, 2016 and December 31, 2015, the total amount of inventories valued on a LIFO basis was $1,311 and $1,373, respectively. If valued on an average-cost basis, total inventories would have been $567 and $559 higher at September 30, 2016 and December 31, 2015, respectively.

G. Investments – A summary of unaudited financial information for Arconic’s equity investments is as follows (amounts represent 100% of investee financial information):

	Third quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Sales	$888	$1,015	$2,684	$2,872
Cost of goods sold	840	796	2,200	2,353
Net income (loss)	(6)	20	23	(66)

In April 2016, Arconic’s majority-owned subsidiary, Alcoa of Australia Limited (AofA), sold its 20% interest in a consortium, DBP, the owner and operator of the Dampier to Bunbury Natural Gas Pipeline (DBNGP) in Western Australia, to the only other member of the consortium, DUET Group. AofA received $145 (A$192) in cash, which was included in Sales of investments on the accompanying Statement of Consolidated Cash Flows, and recorded a gain of $27 (A$35) ($11 (A$15) after-tax and noncontrolling interest) in Other income, net on the accompanying Statement of Consolidated Operations. Prior to this transaction, AofA’s 20% interest was previously classified as an equity investment on Arconic’s Consolidated Balance Sheet. As part of the transaction, AofA will maintain its current access to approximately 30% of the DBNGP transmission capacity for gas supply to its three alumina refineries in Western Australia. AofA is part of Alcoa World Alumina and Chemicals (AWAC), an unincorporated joint venture that consists of a group of companies, which are owned 60% by Arconic and 40% by Alumina Limited of Australia.

In the 2016 nine-month period, Arconic sold various exchange-traded fixed income and equity securities held by its captive insurance company for $130, which was included in Sales of investments on the accompanying Statement of Consolidated Cash Flows, and recorded a loss of $3 ($2 after-tax) in Other income, net on the accompanying Statement of Consolidated Operations. Previously, these securities were classified as available-for-sale investments on Arconic’s Consolidated Balance Sheet and were carried at fair value with unrealized gains and losses recognized in other comprehensive income. As of September 30, 2016 and December 31, 2015, the carrying value of available-for-sale-securities was $83 and $193, respectively, which was included in Investments on the accompanying Consolidated Balance Sheet.

H. Other Noncurrent Assets – In the first quarter of 2016, Arconic received $234 in proceeds from the redemption of certain company-owned life insurance policies. In the second quarter of 2016, Arconic liquidated additional company-owned life insurance policies for $223 in cash. Both of these amounts were included in Proceeds from the sale of assets and businesses on the accompanying Statement of Consolidated Cash Flows. As the cash received was equivalent to the cash surrender value of these policies, no gain or loss was recognized on the sales of these policies. As of September 30, 2016 and December 31, 2015, the cash surrender value of life insurance policies was $25 and $492, respectively, which was included in Other noncurrent assets on the accompanying Consolidated Balance Sheet.

I. Long-Term Debt – In September 2016, Alcoa Nederland Holding B.V, a wholly owned subsidiary of Alcoa Corporation, which was a wholly owned subsidiary of Arconic, completed an offering of $750 aggregate principal amount of 6.75% senior notes due 2024 and $500 aggregate principal amount of 7.00% senior notes due 2026 (together “the Notes”), in preparation for the Separation Transaction which became effective before the opening of the NYSE on November 1, 2016. Concurrent with the closing, Arconic was required to place into escrow $1,309, which represented the net proceeds from the offering of the Notes of $1,228, along with additional cash on hand of $81 which represented the necessary cash to fund the redemption of the Notes, pay all regularly scheduled interest on the Notes through a specified date as defined in the Notes, and a premium on the principal of the Notes if the Separation Transaction was not completed by a certain time as defined in the Notes. The cash held in escrow is included in Restricted cash in the Consolidated Balance Sheet at September 30, 2016. The net proceeds from the Notes of $1,228 are not reflected on the accompanying Statement of Consolidated Cash Flows for the nine months ended September 30, 2016 as they represent a noncash financing activity.

The release of the escrowed funds will be subject to conditions set forth in the escrow agreements. Alcoa Corporation intends to use the proceeds from the offering to make a payment to Arconic to fund the transfer of certain assets from Arconic to Alcoa Corporation relating to the Separation Transaction and for general corporate purposes. The notes are guaranteed on a senior unsecured basis by Alcoa Corporation.

In September 2016, Arconic entered into an amendment to its Five-Year Revolving Credit Agreement (as amended). The amendment was entered into to permit the Separation Transaction and to amend certain terms of the Credit Agreement including the replacement of the existing financial covenant with a leverage ratio and reduction of total commitments available from $4,000 to $3,000. The existing financial covenant, currently based upon Consolidated Net Worth (as defined in the Credit Agreement) will be replaced. Arconic will be required to maintain a ratio of Indebtedness (as defined in the Credit Agreement), to Consolidated EBITDA (as defined in the Credit Agreement) of 5.50 to 1.00 for the period of the four fiscal quarters most recently ended, declining to 3.50 to 1.00 on December 31, 2019 and thereafter. The amendment became effective on the separation date of November 1, 2016.

J. Contingencies and Commitments

Contingencies

Litigation

On June 5, 2015, Alcoa World Alumina LLC (“AWA”) and St. Croix Alumina, L.L.C. (“SCA”) filed a complaint in Delaware Chancery Court for a declaratory judgment and injunctive relief to resolve a dispute between Arconic and Glencore Ltd. (“Glencore”) with respect to claimed obligations under a 1995 asset purchase agreement between Arconic and Glencore. The dispute arose from Glencore’s demand that Arconic indemnify it for liabilities it may have to pay to Lockheed Martin (“Lockheed”) related to the St. Croix alumina refinery. Lockheed had earlier filed suit against Glencore in federal court in New York seeking indemnity for liabilities it had incurred and would incur to the U.S. Virgin Islands to remediate certain properties at the refinery property and claimed that Glencore was required by an earlier, 1989 purchase agreement to indemnify it. Glencore had demanded that Arconic indemnify and defend it in the

Lockheed case and threatened to claim against Arconic in the New York action despite exclusive jurisdiction for resolution of disputes under the 1995 purchase agreement being in Delaware. After Glencore conceded that it was not seeking to add Arconic to the New York action, AWA and SCA dismissed their complaint in the Chancery Court case and on August 6, 2015 filed a complaint for declaratory judgment in Delaware Superior Court. AWA and SCA filed a motion for judgment on the pleadings on September 16, 2015. Glencore answered AWA’s and SCA’s complaint and asserted counterclaims on August 27, 2015, and on October 2, 2015 filed its own motion for judgment on the pleadings. Argument on the parties’ motions was held by the court on December 7, 2015, and by order dated February 8, 2016, the court granted Arconic’s motion and denied Glencore’s motion, resulting in Arconic not being liable to indemnify Glencore for the Lockheed action. The decision also leaves for pretrial discovery and possible summary judgment or trial Glencore’s claims for costs and fees it incurred in defending and settling an earlier Superfund action brought against Glencore by the Government of the Virgin Islands. On February 17, 2016, Glencore filed notice of its application for interlocutory appeal of the February 8, 2016 ruling. AWA and SCA filed an opposition to that application on February 29, 2016. On March 10, 2016, the court denied Glencore’s motion for interlocutory appeal and on the same day entered judgment on claims other than Glencore’s claims for costs and fees it incurred in defending and settling the earlier Superfund action brought against Glencore by the Government of the Virgin Islands. On March 29, 2016, Glencore filed a withdrawal of its notice of interlocutory appeal, and on April 6, 2016, Glencore filed an appeal of the court’s March 10, 2016 judgment to the Delaware Supreme Court, which set the appeal for argument for November 2, 2016. On November 4, 2016, the Delaware Supreme Court affirmed the judgment of the Delaware Superior Court. Remaining in the case are Glencore’s claims for costs and fees it incurred in defending and settling an earlier superfund action brought against Glencore by the Government of the Virgin Islands. These claims are not material.

Before 2002, Arconic purchased power in Italy in the regulated energy market and received a drawback of a portion of the price of power under a special tariff in an amount calculated in accordance with a published resolution of the Italian Energy Authority, Energy Authority Resolution n. 204/1999 (“204/1999”). In 2001, the Energy Authority published another resolution, which clarified that the drawback would be calculated in the same manner, and in the same amount, in either the regulated or unregulated market. At the beginning of 2002, Arconic left the regulated energy market to purchase energy in the unregulated market. Subsequently, in 2004, the Energy Authority introduced regulation no. 148/2004 which set forth a different method for calculating the special tariff that would result in a different drawback for the regulated and unregulated markets. Arconic challenged the new regulation in the Administrative Court of Milan and received a favorable judgment in 2006. Following this ruling, Arconic continued to receive the power price drawback in accordance with the original calculation method, through 2009, when the European Commission declared all such special tariffs to be impermissible “state aid.” In 2010, the Energy Authority appealed the 2006 ruling to the Consiglio di Stato (final court of appeal). On December 2, 2011, the Consiglio di Stato ruled in favor of the Energy Authority and against Arconic, thus presenting the opportunity for the energy regulators to seek reimbursement from Arconic of an amount equal to the difference between the actual drawback amounts received over the relevant time period, and the drawback as it would have been calculated in accordance with regulation 148/2004. On February 23, 2012, Arconic filed its appeal of the decision of the Consiglio di Stato (this appeal was subsequently withdrawn in March 2013). On March 26, 2012, Arconic received a letter from the agency (Cassa Conguaglio per il Settore Eletrico (CCSE)) responsible for making and collecting payments on behalf of the Energy Authority demanding payment in the amount of approximately $110 (€85), including interest. By letter dated April 5, 2012, Arconic informed CCSE that it disputes the payment demand of CCSE since (i) CCSE was not authorized by the Consiglio di Stato decisions to seek payment of any amount, (ii) the decision of the Consiglio di Stato has been appealed (see above), and (iii) in any event, no interest should be payable. On April 29, 2012, Law No. 44 of 2012 (“44/2012”) came into effect, changing the method to calculate the drawback. On February 21, 2013, Arconic received a revised request letter from CCSE demanding Arconic’s subsidiary, Alcoa Trasformazioni S.r.l., make a payment in the amount of $97 (€76), including interest, which reflects a revised calculation methodology by CCSE and represents the high end of the range of reasonably possible loss associated with this matter of $0 to $97 (€76). Arconic rejected that demand and formally challenged it through an appeal before the Administrative Court on April 5, 2013. The Administrative Court scheduled a hearing for December 19, 2013, which was subsequently postponed until April 17, 2014, and further postponed until June 19, 2014. On that date, the Administrative Court listened to Arconic’s oral argument, and on September 2, 2014, rendered its decision. The Administrative Court declared the payment request of CCSE and the Energy Authority to Arconic to be unsubstantiated based on the 148/2004 resolution with respect to the January 19, 2007 through November 19, 2009 timeframe. On December 18, 2014, the CCSE and the Energy Authority appealed the Administrative Court’s September 2, 2014 decision; however, a date for the hearing has not been scheduled. As a result of the conclusion of the European Commission Matter on January 26, 2016 (see Note N in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015), management modified its outlook with respect to a portion of the pending legal proceedings related to this matter. As such, a charge of $37 (€34) was recorded in Restructuring and other charges for the year ended December 31, 2015 to establish a partial reserve for this matter. At this time, the Company is unable to reasonably predict the ultimate outcome for this matter.

Environmental Matters

Arconic participates in environmental assessments and cleanups at more than 100 locations. These include owned or operating facilities and adjoining properties, previously owned or operating facilities and adjoining properties, and waste sites, including Superfund (Comprehensive Environmental Response, Compensation and Liability Act (CERCLA)) sites.

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

Arconic’s remediation reserve balance was $602 and $604 at September 30, 2016 and December 31, 2015 (of which $54 and $50 was classified as a current liability), respectively, and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated.

In the 2016 third quarter and nine-month period, the remediation reserve was increased by $13 and $26, respectively. The change in both periods was due to a net charge associated with a number of sites and was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations.

Payments related to remediation expenses applied against the reserve were $24 and $49 in the 2016 third quarter and nine-month period, respectively. These amounts include expenditures currently mandated, as well as those not required by any regulatory authority or third party. In the 2016 third quarter and nine-month period, the change in the reserve also reflects an increase of $7 and $18, respectively, due to the effects of foreign currency translation and an increase of $3 for the nine-month period, related to the acquisition of RTI (see Note E).

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be approximately 2% of cost of goods sold.

The following discussion provides details regarding the current status of certain significant reserves related to current or former Arconic sites.

Massena West, NY—Arconic has an ongoing remediation project related to the Grasse River, which is adjacent to Arconic’s Massena plant site. Many years ago, it was determined that sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs). The project, which was selected by the U.S. Environmental Protection Agency (EPA) in a Record of Decision (ROD) issued in April 2013, is aimed at capping PCB contaminated sediments with concentration in excess of one part per million in the main channel of the river and dredging PCB contaminated sediments in the near-shore areas where total PCBs exceed one part per million. At September 30, 2016 and December 31, 2015, the reserve balance associated with this matter was $230 and $234, respectively. Arconic is in the planning and design phase, which is expected to be completed in 2017. Subsequently in 2017, the actual remediation fieldwork is expected to commence and take approximately four years. The majority of the project funding is expected to be spent between 2017 and 2021.

Sherwin, TX—In connection with the sale of the Sherwin alumina refinery, which was required to be divested as part of the Reynolds merger in 2000, Arconic agreed to retain responsibility for the remediation of the then existing environmental conditions, as well as a pro rata share of the final closure of the active bauxite residue waste disposal areas (known as the Copano facility). Arconic’s share of the closure costs is proportional to the total period of operation of the active waste disposal areas. At September 30, 2016 and December 31, 2015, the reserve balance associated with Sherwin was $30. Based on current conditions, approximately half of the projected funding is expected to be spent through 2019, with the balance spent dependent upon the schedule to complete closure of the waste disposal area.

East St. Louis, IL—Arconic has an ongoing remediation project related to an area used for the disposal of bauxite residue from former alumina refining operations. The project, which was selected by the EPA in a ROD issued in July 2012, is aimed at implementing a soil cover over the affected area. On November 1, 2013, the U.S. Department of Justice lodged a consent decree on behalf of the EPA for Arconic to conduct the work outlined in the ROD. This consent decree was entered as final in February 2014 by the U.S. Department of Justice. As a result, Arconic began construction in March 2014; the field work on this project was completed at the end of June 2016. The completion report was approved by the EPA in September 2016. This matter has now transitioned into a long-term inspection and monitoring program (Arconic has a second project in East St. Louis that is separate from the matter presented herein on which Arconic is expecting an EPA decision at some point in 2017 – any resulting liability is not expected to be material). At September 30, 2016 and December 31, 2015, the reserve balance associated with this matter was $3 and $8, respectively.

Fusina and Portovesme, Italy—In 1996, Arconic acquired the Fusina smelter and rolling operations and the Portovesme smelter, both of which are owned by Arconic’s subsidiary Alcoa Trasformazioni S.r.l. (“Trasformazioni”), from Alumix, an entity owned by the Italian Government. The rolling operations are currently owned by a new Arconic subsidiary Fusina Rolling S.r.l. At the time of the acquisition, Alumix indemnified Arconic for pre-existing environmental contamination at the sites. In 2004, the Italian Ministry of Environment and Protection of Land and Sea (MOE) issued orders to Trasformazioni and Alumix for the development of a clean-up plan related to soil contamination in excess of allowable limits under legislative decree and to institute emergency actions and pay natural resource damages. Trasformazioni appealed the orders and filed suit against Alumix, among others, seeking indemnification for these liabilities under the provisions of the acquisition agreement. In 2009, Ligestra S.r.l. (“Ligestra”), Alumix’s successor, and Trasformazioni agreed to a stay of the court proceedings while investigations were conducted and negotiations advanced towards a possible settlement.

In December 2009, Trasformazioni and Ligestra reached an initial agreement for settlement of the liabilities related to Fusina while negotiations continued related to Portovesme (see below). The agreement outlined an allocation of payments to the MOE for emergency action and natural resource damages and the scope and costs for a proposed soil remediation project, which was formally presented to the MOE in mid-2010. The agreement was contingent upon final acceptance of the remediation project by the MOE. As a result of entering into this agreement, Arconic increased the reserve by $12 in 2009 for Fusina. Based on comments received from the MOE and local and regional environmental authorities, Trasformazioni submitted a revised remediation plan in the first half of 2012; however, such revisions did not require any change to the existing reserve. In October 2013, the MOE approved the project submitted by Arconic, resulting in no adjustment to the reserve.

In January 2014, in anticipation of Arconic reaching a final administrative agreement with the MOE, Arconic and Ligestra entered into a final agreement related to Fusina for allocation of payments to the MOE for emergency action and natural resource damages and the costs for the approved soil remediation project. The agreement resulted in Ligestra assuming 50% to 80% of all payments and remediation costs. On February 27, 2014, Arconic and the MOE reached a final administrative agreement for conduct of work. The agreement includes both a soil and groundwater remediation project estimated to cost $33 (€24) and requires payments of $25 (€18) to the MOE for emergency action and natural resource damages. The remediation projects are slated to begin as soon as Arconic receives final approval from the Ministry of Infrastructure. Based on the final agreement with Ligestra, Arconic’s share of all costs and payments is $17 (€12), of which $9 (€6) related to the damages will be paid annually over a 10-year period, which began in April 2014, and was previously fully reserved.

Separately, in 2009, due to additional information derived from the site investigations conducted at Portovesme, Arconic increased the reserve by $3. In November 2011, Trasformazioni and Ligestra reached an agreement for settlement of the liabilities related to Portovesme, similar to the one for Fusina. A proposed soil remediation project for Portovesme was formally presented to the MOE in June 2012. Neither the agreement with Ligestra nor the proposal to the MOE resulted in a change to the reserve for Portovesme. In November 2013, the MOE rejected the proposed soil remediation project and requested a revised project be submitted. In May 2014, Trasformazioni and Ligestra submitted a revised soil remediation project that addressed certain stakeholders’ concerns. Arconic increased the reserve by $3 in 2014 to reflect the estimated higher costs associated with the revised soil remediation project, as well as current operating and maintenance costs of the Portovesme site.

In October 2014, the MOE required a further revised project be submitted to reflect the removal of a larger volume of contaminated soil than what had been proposed, as well as design changes for the cap related to the remaining contaminated soil left in place and the expansion of an emergency containment groundwater pump and treatment system that was previously installed. Trasformazioni and Ligestra submitted the further revised soil remediation project in February 2015. As a result, Arconic increased the reserve by $7 in March 2015 to reflect the increase in the estimated costs of the project. In October 2015, Arconic received a final ministerial decree approving the February 2015 revised soil remediation project. Work on the soil remediation project commenced in the second quarter of 2016 and is expected to be completed in 2019. Arconic and Ligestra are now working on a final groundwater remediation project, which will be submitted to the MOE for approval in 2017. The ultimate outcome of this matter may result in a change to the existing reserve for Portovesme.

Baie Comeau, Quebec, Canada—In August 2012, Arconic presented an analysis of remediation alternatives to the Quebec Ministry of Sustainable Development, Environment, Wildlife and Parks (MDDEP), in response to a previous request, related to known PCBs and polycyclic aromatic hydrocarbons (PAHs) contained in sediments of the Anse du Moulin bay. As such, Arconic increased the reserve for Baie Comeau by $25 in 2012 to reflect the estimated cost of Arconic’s recommended alternative, consisting of both dredging and capping of the contaminated sediments. In July 2013,

Arconic submitted the Environmental Impact Assessment for the project to the MDDEP. The MDDEP notified Arconic that the project as it was submitted was approved and a final ministerial decree was issued in July 2015. As a result, no further adjustment to the reserve was required in 2015. The decree provided final approval for the project and Arconic started work on the final project design with construction on the project expected to begin in 2017. Completion of the final project design and construction contract may result in additional liability in a future period.

Mosjøen, Norway—In September 2012, Arconic presented an analysis of remediation alternatives to the Norwegian Environmental Agency (NEA) (formerly the Norwegian Climate and Pollution Agency, or “Klif”), in response to a previous request, related to known PAHs in the sediments located in the harbor and extending out into the fjord. As such, Arconic increased the reserve for Mosjøen by $20 in 2012 to reflect the estimated cost of the baseline alternative for dredging of the contaminated sediments. A proposed project reflecting this alternative was formally presented to the NEA in June 2014, and was resubmitted in late 2014 to reflect changes by the NEA. The revised proposal did not result in a change to the reserve for Mosjøen.

In April 2015, the NEA notified Arconic that the revised project was approved and required submission of the final project design before issuing a final order. Arconic completed and submitted the final project design, which identified a need to stabilize the related wharf structure to allow for the sediment dredging in the harbor. As a result, Arconic increased the reserve for Mosjøen by $11 in June 2015 to reflect the estimated cost of the wharf stabilization. Also in June 2015, the NEA issued a final order approving the project as well as the final project design. In September 2015, Arconic increased the reserve by $1 to reflect the potential need (based on prior experience with similar projects) to perform additional dredging if the results of sampling, which is required by the order, don’t achieve the required cleanup levels. Project construction commenced in the first quarter of 2016 and is expected to be completed by the end of 2017.

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

At September 30, 2016, the combined assessments total $296 (€244), including interest. The Company believes it has meritorious arguments to support its tax position and intends to vigorously litigate the assessments through Spain’s court system. However, in the event the Company is unsuccessful, a portion of the assessments may be offset with existing net operating losses available to the Spanish consolidated tax group. Additionally, it is possible that the Company may receive similar assessments for tax years subsequent to 2009. At this time, the Company is unable to reasonably predict an outcome for this matter.

In March 2013, Arconic’s subsidiary, Alcoa World Alumina Brasil (AWAB), was notified by the Brazilian Federal Revenue Office (RFB) that approximately $110 (R$220) of value added tax credits previously claimed are being disallowed and a penalty of 50% assessed. Of this amount, AWAB received $41 (R$82) in cash in May 2012. The value added tax credits were claimed by AWAB for both fixed assets and export sales related to the Juruti bauxite mine and São Luís refinery expansion. The RFB has disallowed credits they allege belong to the consortium in which AWAB owns an interest and should not have been claimed by AWAB. Credits have also been disallowed as a result of challenges to apportionment methods used, questions about the use of the credits, and an alleged lack of documented proof. AWAB presented defense of its claim to the RFB on April 8, 2013. If AWAB is successful in this administrative process, the RFB would have no further recourse. If unsuccessful in this process, AWAB has the option to litigate at a judicial level. Separately from AWAB’s administrative appeal, in June 2015, new tax law was enacted repealing the provisions in the tax code that were the basis for the RFB assessing a 50% penalty in this matter. As such, the estimated range of reasonably possible loss is $0 to $32 (R$103), whereby the maximum end of the range represents the portion of the disallowed credits applicable to the export sales and excludes the 50% penalty. Additionally, the estimated range of disallowed credits related to AWAB’s fixed assets is $0 to $36 (R$117), which would increase the net carrying value of AWAB’s fixed assets if ultimately disallowed. It is management’s opinion that the allegations have no basis; however, at this time, management is unable to reasonably predict an outcome for this matter.

Between 2000 and 2002, Arconic’s subsidiary, Alcoa Alumínio (Alumínio) sold approximately 2,000 metric tons of metal per month from its Poços de Caldas facility, located in the State of Minas Gerais (the “State”), to Alfio, a customer also located in the State. Sales in the State were exempted from value-added tax (VAT) requirements. Alfio subsequently sold metal to customers outside of the State, but did not pay the required VAT on those transactions. In July 2002, Alumínio received an assessment from State auditors on the theory that Alumínio should be jointly and severally liable with Alfio for the unpaid VAT. In June 2003, the administrative tribunal found Alumínio liable, and Alumínio filed a judicial case in the State in February 2004 contesting the finding. In May 2005, the Court of First Instance found Alumínio solely liable, and a panel of a State appeals court confirmed this finding in April 2006. Alumínio filed a special appeal to the Superior Tribunal of Justice (STJ) in Brasilia (the federal capital of Brazil) later in 2006. In 2011, the STJ (through one of its judges) reversed the judgment of the lower courts, finding that Alumínio should neither be solely nor jointly and severally liable with Alfio for the VAT, which ruling was then appealed by the State. In August 2012, the STJ agreed to have the case reheard before a five-judge panel. A decision from this panel is pending, but additional appeals are likely. At September 30, 2016, the assessment totaled $43 (R$140), including penalties and interest. While the Company believes it has meritorious defenses, the Company is unable to reasonably predict an outcome.

Other

In connection with the sale in 2001 of Reynolds Metals Company’s (“Reynolds,” a subsidiary of Arconic), alumina refinery in Gregory, Texas, Reynolds assigned an Energy Services Agreement (“ESA”) with Gregory Power Partners (“Gregory Power”) for purchase of steam and electricity by the refinery. On January 11, 2016, Sherwin Alumina Company, LLC (“Sherwin”), the current owner of the refinery, and one of its affiliate entities, filed bankruptcy petitions in Corpus Christi, Texas for reorganization under Chapter 11 of the Bankruptcy Code. On January 26, 2016, Gregory Power delivered notice to Reynolds that Sherwin’s bankruptcy filing constitutes a breach of the ESA; on January 29, 2016, Reynolds responded that the filing does not constitute a breach. Sherwin informed the bankruptcy court that it intends to cease operations because it is not able continue its bauxite supply agreement and thereafter Gregory Power filed a complaint in the bankruptcy case against Reynolds alleging breach of the ESA. On October 4, 2016, the State of Texas filed suit against Sherwin in the bankruptcy proceeding seeking to hold Sherwin responsible for remediation of alleged environmental conditions at the facility. On October 11, 2016, Sherwin filed a similar suit against Reynolds in the case. The outcome of this matter is neither estimable nor probable.

In addition to the matters discussed above, various other lawsuits, claims, and proceedings have been or may be instituted or asserted against Arconic, including those pertaining to environmental, product liability, safety and health, and tax matters. While the amounts claimed in these other matters may be substantial, the ultimate liability cannot now be determined because of the considerable uncertainties that exist. Therefore, it is possible that the Company’s liquidity or results of operations in a particular period could be materially affected by one or more of these other matters. However, based on facts currently available, management believes that the disposition of these other matters that are pending or asserted will not have a material adverse effect, individually or in the aggregate, on the financial position of the Company.

Commitments

Arconic has an investment in a joint venture for the development, construction, ownership, and operation of an integrated aluminum complex (bauxite mine, alumina refinery, aluminum smelter, and rolling mill) in Saudi Arabia. The joint venture is owned 74.9% by the Saudi Arabian Mining Company (known as “Ma’aden”) and 25.1% by Arconic and consists of three separate companies as follows: one each for the mine and refinery, the smelter, and the rolling mill. Arconic accounts for its investment in the joint venture under the equity method. Capital investment in the project is expected to total approximately $10,800 (SAR 40.5 billion) and has been funded through a combination of equity contributions by the joint venture partners and project financing by the joint venture, which has been guaranteed by both partners (see below). Both the equity contributions and the guarantees of the project financing are based on the joint venture’s partners’ ownership interests. Originally, it was estimated that Arconic’s total equity investment in the joint venture would be approximately $1,100, of which Arconic has contributed $982, including $1 in the 2016 nine-month period. Based on changes to both the project’s capital investment and equity and debt structure from the initial plans, the estimated $1,100 equity contribution may be reduced. As of September 30, 2016 and December 31, 2015, the carrying value of Arconic’s investment in this project was $863 and $928, respectively.

The smelting and rolling mill companies have project financing totaling $4,207 (reflects principal repayments made through September 30, 2016), of which $1,056 represents Arconic’s share (the equivalent of Arconic’s 25.1% interest in the smelting and rolling mill companies). In conjunction with the financings, Arconic issued guarantees on behalf of the smelting and rolling mill companies to the lenders in the event that such companies default on their debt service requirements through 2017 and 2020 for the smelting company and 2018 and 2021 for the rolling mill company (Ma’aden issued similar guarantees for its 74.9% interest). Arconic’s guarantees for the smelting and rolling mill companies cover total debt service requirements of $100 in principal and up to a maximum of approximately $35 in interest per year (based on projected interest rates). At September 30, 2016 and December 31, 2015, the combined fair value of the guarantees was $3 and $7, respectively, which was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet.

The mining and refining company has project financing totaling $2,232, of which $560 represents AWAC’s 25.1% interest in the mining and refining company. In conjunction with the financings, Arconic, on behalf of AWAC, issued guarantees to the lenders in the event that the mining and refining company defaults on its debt service requirements through 2019 and 2024 (Ma’aden issued similar guarantees for its 74.9% interest). Arconic’s guarantees for the mining and refining company cover total debt service requirements of $120 in principal and up to a maximum of approximately $30 in interest per year (based on projected interest rates). At both September 30, 2016 and December 31, 2015, the combined fair value of the guarantees was $3, which was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. In the event Arconic would be required to make payments under the guarantees, 40% of such amount would be contributed to Arconic by Alumina Limited, consistent with its ownership interest in AWAC.

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

In April 2016, AofA sold its interest in the consortium (see Note G), effectively terminating its remaining obligation to make contributions under the current equity call plan. As part of the sale transaction, AofA will maintain its current access to approximately 30% of the DBNGP transmission capacity for gas supply to its three alumina refineries in Western Australia under an existing agreement to purchase gas transmission services from the DBNGP. At September 30, 2016, AofA has an asset of $288 (A$373) representing prepayments made under the agreement for future gas transmission services.

On April 8, 2015, AofA secured a new 12-year gas supply agreement to power its three alumina refineries in Western Australia beginning in July 2020. This agreement was conditional on the completion of a third-party acquisition of the related energy assets from the then-current owner, which occurred in June 2015. The terms of AofA’s gas supply agreement required a prepayment of $500 to be made in two installments. The first installment of $300 was made at the time of the completion of the third-party acquisition in June 2015 and the second installment of $200 was made in April 2016. Both of these amounts were included in (Increase) in noncurrent assets on the accompanying Statement of Consolidated Cash Flows in the respective periods. At September 30, 2016 and December 31, 2015, Arconic has an asset of $504 (A$654) and $288 (A$395), respectively, representing the respective prepayments made under this agreement, which were included in Other noncurrent assets on the accompanying Consolidated Balance Sheet.

K. Other Income, Net

	Third quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Equity loss	$15	$24	$52	$68
Interest income	(5)	(4)	(14)	(11)
Foreign currency (gains) losses, net	10	(17)	16	(27)
Net gain from asset sales	(124)	(41)	(152)	(69)
Net income (loss) on mark-to-market derivative contracts (Q)	(4)	16	5	19
Other, net	(9)	7	(27)	(7)

	$(117)	$(15)	$(120)	$(27)

In the 2016 third quarter and nine-month period, Net gain from asset sales included a $118 gain related to the sale of the Intalco smelter wharf property. Additionally, in the 2016 nine-month period, Net gain from assets sales included a $27 gain related to the sale of an equity interest in a natural gas pipeline in Australia (see Note G). In the 2015 nine-month period, Net gain from assets sales included a $29 gain related to the sale of land around the Lake Charles, LA anode facility.

L. Segment Information – The operating results of Arconic’s reportable segments were as follows (differences between segment totals and consolidated totals are in Corporate):

	Alumina	Primary Metals	Global Rolled Products	Engineered Products and Solutions	Transportation and Construction Solutions	Total
Third quarter ended September 30, 2016
Sales:
Third-party sales	$687	$1,148	$1,521	$1,406	$450	$5,212
Intersegment sales	287	440	30	—	—	757

Total sales	$974	$1,588	$1,551	$1,406	$450	$5,969

Profit and loss:
Equity (loss) income	$(9)	$3	$(10)	$—	$—	$(16)
Depreciation, depletion, and amortization	68	99	59	63	12	301
Income taxes	31	—	18	71	17	137
After-tax operating income (ATOI)	72	56	58	162	47	395
Third quarter ended September 30, 2015
Sales:
Third-party sales	$912	$1,249	$1,527	$1,397	$475	$5,560
Intersegment sales	391	479	29	—	—	899

Total sales	$1,303	$1,728	$1,556	$1,397	$475	$6,459

Profit and loss:
Equity loss	$(9)	$(7)	$(8)	$—	$—	$(24)
Depreciation, depletion, and amortization	71	106	56	61	11	305
Income taxes	85	(49)	28	71	18	153
ATOI	212	(59)	62	151	44	410

	Alumina	Primary Metals	Global Rolled Products	Engineered Products and Solutions	Transportation and Construction Solutions	Total
Nine months ended September 30, 2016
Sales:
Third-party sales	$1,926	$3,390	$4,468	$4,320	$1,346	$15 450
Intersegment sales	879	1,388	88	—	—	2,355

Total sales	$2,805	$4,778	$4,556	$4,320	$1 346	$17,805

Profit and loss:
Equity (loss) income	$(30)	$7	$(31)	$—	$—	$(54)
Depreciation, depletion, and amortization	197	302	170	190	35	894
Income taxes	76	(16)	80	236	49	470
ATOI	189	111	194	504	132	1,130
Nine months ended September 30, 2015
Sales:
Third-party sales	$2,723	$4,355	$4,816	$3,933	$1,438	$17,265
Intersegment sales	1,323	1,733	99	—	—	3,155

Total sales	$4,046	$6,088	$4,915	$3,933	$1,438	$20,420

Profit and loss:
Equity loss	$(27)	$(15)	$(24)	$—	$—	$(66)
Depreciation, depletion, and amortization	228	324	168	166	32	918
Income taxes	264	14	89	228	49	644
ATOI	648	195	192	472	126	1,633

The following table reconciles total segment ATOI to consolidated net income attributable to Arconic:

	Third quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Total segment ATOI	$395	$410	$1,130	$1,633
Unallocated amounts (net of tax):
Impact of LIFO	1	50	(5)	93
Metal price lag	4	(48)	12	(110)
Interest expense	(86)	(80)	(253)	(240)
Noncontrolling interests	(20)	(62)	(58)	(189)
Corporate expense	(77)	(72)	(209)	(199)
Restructuring and other charges	(13)	(48)	(89)	(368)
Other	(38)	(106)	(211)	(241)

Consolidated net income attributable to Arconic	$166	$44	$317	$379

Items required to reconcile total segment ATOI to consolidated net income attributable to Arconic include: the impact of LIFO inventory accounting; metal price lag; interest expense; noncontrolling interests; corporate expense (general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets); restructuring and other charges; and other items, including intersegment profit eliminations, differences between tax rates applicable to the segments and the consolidated effective tax rate, and other nonoperating items such as foreign currency transaction gains/losses and interest income.

M. Common Stock – As discussed in Note A, Arconic completed a 1-for-3 Reverse Stock Split on October 5, 2016. The Reverse Stock Split reduced the number of shares of common stock outstanding from approximately 1.3 billion shares to approximately 0.4 billion shares. The number of authorized shares of common stock was also decreased from 1.8 billion to 0.6 billion shares. The par value of the common stock remained at $1.00 per share. Accordingly, Common stock and Additional capital in the Company’s Consolidated Balance Sheet at September 30, 2016 were updated to reflect a decrease and increase of $877, respectively, as if the reverse stock split occurred on September 30, 2016. This transaction is not reflected on the Statement of Consolidated Cash Flows for the nine months ended September 30, 2016 as it represents a noncash financing activity.

In August 2016, Arconic retired its outstanding treasury stock consisting of approximately 76 million shares. As a result, Common stock and Additional capital were decreased by $76 and $2,563, respectively, to reflect the retirement of the treasury shares. This transaction is not reflected on the Statement of Consolidated Cash Flows for the nine months ended September 30, 2016 as it represents a noncash financing activity.

N. Earnings Per Share – Basic earnings per share (EPS) amounts are computed by dividing earnings, after the deduction of preferred stock dividends declared, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.

The number of shares and per share amounts for all periods presented below have been updated to reflect the Reverse Stock Split (see Note A).

The information used to compute basic and diluted EPS attributable to Arconic common shareholders was as follows (shares in millions):

	Third quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income attributable to Arconic	$166	$44	$317	$379
Less: preferred stock dividends declared	18	18	52	52

Net income available to Arconic common shareholders – basic	148	26	265	327
Add: interest expense related to convertible notes	2	—	—	—
Add: dividends related to mandatory convertible preferred stock	—	—	—	—

Net income available to Arconic common shareholders – diluted	$150	$26	$265	$327

Average shares outstanding – basic	438	427	438	414
Effect of dilutive securities:
Stock options	1	—	1	1
Stock and performance awards	5	4	4	4
Convertible notes	9	—	—	—
Mandatory convertible preferred stock	—	—	—	—

Average shares outstanding – diluted	453	431	443	419

In all periods presented, 26 million share equivalents related to mandatory convertible preferred stock were not included in the computation of diluted EPS because their effect was anti-dilutive. Additionally, in the 2016 nine-month period, 9 million share equivalents related to convertible notes were not included in the computation of diluted EPS because their effect was anti-dilutive. In the 2015 third quarter and nine-month period, 8 million and 3 million (weighted-average), respectively, share equivalents related to convertible debt (acquired through RTI – see Note E) were not included in the computation of diluted EPS because their effect was anti-dilutive.

Options to purchase 8 million and 9 million shares of common stock at a weighted average exercise price of $38.16 and $38.28 per share were outstanding as of September 30, 2016 and 2015, respectively, but were not included in the computation of diluted EPS because they were anti-dilutive, as the exercise prices of the options were greater than the average market price of Arconic’s common stock.

In July 2015, Arconic issued 29 million shares of its common stock to acquire RTI (see Note E). As a result, the basic average number of shares in the third quarter and nine-month period includes 19 million and 7 million, respectively, representing the weighted average number of shares for the length of time the 29 million shares were outstanding during the respective periods.

O. Receivables – Arconic has an arrangement with three financial institutions to sell certain customer receivables without recourse on a revolving basis. The sale of such receivables is completed through the use of a bankruptcy remote special purpose entity, which is a consolidated subsidiary of Arconic. This arrangement provides for minimum funding of $200 up to a maximum of $400 for receivables sold. The initial sale of receivables in March 2012 resulted in the setup of a deferred purchase price of $254. Arconic has received net cash funding of $350 ($1,608 in draws and $1,258 in repayments) since the program’s inception, including $100 ($300 in draws and $200 in repayments) in the 2016 nine-month period.

As of September 30, 2016 and December 31, 2015, the deferred purchase price receivable was $162 and $249, respectively, which was included in Other receivables on the accompanying Consolidated Balance Sheet. The deferred purchase price receivable is reduced as collections of the underlying receivables occur; however, as this is a revolving program, the sale of new receivables will result in an increase in the deferred purchase price receivable. The net change in the deferred purchase price receivable was reflected in the (Increase) in receivables line item on the accompanying Statement of Consolidated Cash Flows. This activity is reflected as an operating cash flow because the related customer receivables are the result of an operating activity with an insignificant, short-term interest rate risk.

The gross amount of receivables sold and total cash collected under this program since its inception was $28,738 and $28,226, respectively. Arconic services the customer receivables for the financial institutions at market rates; therefore, no servicing asset or liability was recorded.

P. Pension and Other Postretirement Benefits – The components of net periodic benefit cost were as follows:

	Third quarter ended September 30,		Nine months ended September 30,
Pension benefits	2016	2015	2016	2015
Service cost	$43	$44	$124	$132
Interest cost	114	144	358	433
Expected return on plan assets	(187)	(189)	(558)	(566)
Recognized net actuarial loss	104	117	308	352
Amortization of prior service cost	4	4	12	12
Settlements*	13	13	15	14
Curtailments*	—	9	—	9
Special termination benefits*	—	—	1	12

Net periodic benefit cost	$91	$142	$260	$398

*	Except for Settlements of $2 during the nine months ended September 30, 2016 and $2 in both the third quarter and nine months ended September 30, 2015, these amounts were recorded in Restructuring and other charges on the accompanying Statement of Consolidated Operations (see Note D).

	Third quarter ended September 30,		Nine months ended September 30,
Other postretirement benefits	2016	2015	2016	2015
Service cost	$3	$4	$10	$11
Interest cost	16	23	53	69
Recognized net actuarial loss	8	4	19	13
Amortization of prior service benefit	(6)	(9)	(19)	(28)
Curtailments*	—	(5)	—	(6)
Special termination benefits*	—	—	—	1

Net periodic benefit cost	$21	$17	$63	$60

*	These amounts were recorded in Restructuring and other charges on the accompanying Statement of Consolidated Operations (see Note D).

In conjunction with the annual measurement of the funded status of Arconic’s pension and other postretirement benefit plans at December 31, 2015, management elected to change the manner in which the interest cost component of net periodic benefit cost is determined in 2016 and beyond. Previously, the interest cost component was determined by multiplying the single equivalent rate and the aggregate discounted cash flows of the plans’ projected benefit obligations. Under the new methodology, the interest cost component is determined by aggregating the product of the discounted cash flows of the plans’ projected benefit obligations for each year and an individual spot rate (referred to as the “spot rate” approach). In the 2016 third quarter and nine-month period, this change resulted in a lower interest cost component of net periodic benefit cost under the new methodology compared to the previous methodology of $22 and $70, respectively, for pension plans and $4 and $12, respectively, for other postretirement benefit plans. Management believes this new methodology, which represents a change in an accounting estimate, is a better measure of the interest cost as each year’s cash flows are specifically linked to the interest rates of bond payments in the same respective year.

Effective August 1, 2016, certain U.S. pension and postretirement benefit plans were separated, requiring a remeasurement as of this date. Additionally, one pension plan was required to be remeasured as a result of settlement accounting. Together, these remeasurements resulted in an increase to Arconic’s pension liability of $845 and the plans’ unrecognized net actuarial loss (included in Accumulated other comprehensive loss) of $551 (after-tax). The plan remeasurements together also resulted in a $5 decrease to third quarter 2016 net periodic benefit cost.

During the third quarter of 2016, the Pension Benefit Guaranty Corporation approved management’s plan to separate the Arconic Inc. pension plans between Arconic Inc. and Alcoa Corporation. The agreement stipulates that Arconic will make cash contributions over a period of 30 months to its two largest pension funds. Payments are expected to be made in three increments of no less than $50 each ($150 total) over this 30-month period, with the first payment due no later than six months after the separation date of November 1, 2016.

Q. Derivatives and Other Financial Instruments

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

Derivatives

Arconic is exposed to certain risks relating to its ongoing business operations, including financial, market, political, and economic risks. The following discussion provides information regarding Arconic’s exposure to the risks of changing commodity prices, interest rates, and foreign currency exchange rates.

Arconic’s commodity and derivative activities are subject to the management, direction, and control of the Strategic Risk Management Committee (SRMC), which is composed of the chief executive officer, the chief financial officer, and other officers and employees that the chief executive officer selects. The SRMC meets on a periodic basis to review derivative positions and strategy and reports to Arconic’s Board of Directors on the scope of its activities.

The aluminum, energy, interest rate, and foreign exchange contracts are held for purposes other than trading. They are used primarily to mitigate uncertainty and volatility, and to cover underlying exposures. Arconic is not involved in trading activities for energy, weather derivatives, or other nonexchange commodity trading activities.

A number of Arconic’s aluminum, energy, and foreign exchange contracts are classified as Level 1 and an interest rate contract is classified as Level 2 under the fair value hierarchy. These energy, foreign exchange, and interest rate contracts are not material to Arconic’s Consolidated Financial Statements for all periods presented.

For the aluminum contracts classified as Level 1, the total fair value of derivatives recorded as assets and liabilities was $11 and $9, respectively, at September 30, 2016 and $8 and $58, respectively, at December 31, 2015. These contracts were entered into to either hedge forecasted sales or purchases of aluminum in order to manage the associated aluminum price risk. Certain of these contracts are designated as hedging instruments, either fair value or cash flow, and the remaining are not designated as such. Combined, Arconic recognized a net gain of $1 and $4 in the 2016 third quarter and nine-month period, respectively, and a net loss of $7 and a net gain of $34 in the 2015 third quarter and nine-month period, respectively, in Sales on the accompanying Statement of Consolidated Operations related to these aluminum contracts. Arconic recognized a net gain of $1 for both the 2016 third quarter and nine-month period in Other Comprehensive (Loss) Income. No net gain or loss was recognized in the 2015 third quarter and nine-month period in Other Comprehensive (Loss) Income.

In addition to the Level 1 and 2 derivative instruments described above, Arconic has ten derivative instruments classified as Level 3 under the fair value hierarchy. These instruments are composed of eight embedded aluminum derivatives, an energy contract, and an embedded credit derivative, all of which relate to energy supply contracts associated with nine smelters and three refineries. Five of the embedded aluminum derivatives and the energy contract were designated as cash flow hedging instruments and three of the embedded aluminum derivatives and the embedded credit derivative were not designated as hedging instruments.

The following section describes the valuation methodologies used by Arconic to measure its Level 3 derivative instruments at fair value. Derivative instruments classified as Level 3 in the fair value hierarchy represent those in which management has used at least one significant unobservable input in the valuation model. Arconic uses a discounted cash flow model to fair value all Level 3 derivative instruments. Where appropriate, the description below includes the key inputs to those models and any significant assumptions. These valuation models are reviewed and tested at least on an annual basis.

Inputs in the valuation models for Level 3 derivative instruments are composed of the following: (i) quoted market prices (e.g., aluminum prices on the 10-year London Metal Exchange (LME) forward curve and energy prices), (ii) significant other observable inputs (e.g., information concerning time premiums and volatilities for certain option type embedded derivatives and regional premiums for aluminum contracts), and (iii) unobservable inputs (e.g., aluminum and energy prices beyond those quoted in the market). For periods beyond the term of quoted market prices for aluminum, Arconic estimates the price of aluminum by extrapolating the 10-year LME forward curve. Additionally, for periods beyond the term of quoted market prices for energy, management has developed a forward curve based on independent consultant market research. Where appropriate, valuations are adjusted for various factors such as liquidity, bid/offer spreads, and credit considerations. Such adjustments are generally based on available market evidence (Level 2). In the absence of such evidence, management’s best estimate is used (Level 3). If a significant input that is unobservable in one period becomes observable in a subsequent period, the related asset or liability would be transferred to the appropriate classification (Level 1 or 2) in the period of such change (there were no such transfers in the periods presented).

Arconic has two power contracts, each of which contain an embedded derivative that indexes the price of power to the LME price of aluminum. Additionally, Arconic has three power contracts, each of which contain an embedded derivative that indexes the price of power to the LME price of aluminum plus the Midwest premium. The embedded derivatives in these five power contracts are primarily valued using observable market prices; however, due to the length of the contracts, the valuation models also require management to estimate the long-term price of aluminum based upon an extrapolation of the 10-year LME forward curve. Additionally, for three of these contracts, management also estimates the Midwest premium, generally, for the next twelve months based on recent transactions and then holds the premium estimated in that twelfth month constant for the remaining duration of the contract. Significant increases or decreases in the actual LME beyond 10 years and/or the Midwest premium would result in a higher or lower fair value measurement. An increase in actual LME price and/or the Midwest premium over the inputs used in the valuation models will result in a higher cost of power and a corresponding decrease to the derivative asset or increase to the derivative liability. The embedded derivatives have been designated as cash flow hedges of forward sales of aluminum. Unrealized gains and losses were included in Other comprehensive (loss) income on the accompanying Consolidated Balance Sheet while realized gains and losses were included in Sales on the accompanying Statement of Consolidated Operations.

Also, Arconic has a power contract (which expired in September 2016 – see below) separate from above that contains an LME-linked embedded derivative. Prior to its expiration, the embedded derivative was valued using the probability and interrelationship of future LME prices, Australian dollar to U.S. dollar exchange rates, and the U.S. consumer price index. Significant increases or decreases in the LME price would result in a higher or lower fair value measurement. An increase in actual LME price over the inputs used in the valuation model would result in a higher cost of power and a corresponding decrease to the derivative asset. This embedded derivative did not qualify for hedge accounting treatment. Unrealized gains and losses from the embedded derivative were included in Other income, net on the accompanying Statement of Consolidated Operations while realized gains and losses were included in Cost of goods sold on the accompanying Statement of Consolidated Operations as electricity purchases were made under the contract. At the time this derivative asset was recognized, an equivalent amount was recognized as a deferred credit in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. This deferred credit was recognized in Other income, net on the accompanying Statement of Consolidated Operations as power was received over the life of the contract.

Additionally, Arconic has a natural gas supply contract, which has an LME-linked ceiling. This embedded derivative is valued using probabilities of future LME aluminum prices and the price of Brent crude oil (priced on Platts), including the interrelationships between the two commodities subject to the ceiling. Any change in the interrelationship would result in a higher or lower fair value measurement. An LME ceiling was embedded into the contract price to protect against an increase in the price of oil without a corresponding increase in the price of LME. An increase in oil prices with no similar increase in the LME price would limit the increase of the price paid for natural gas. This embedded derivative did not qualify for hedge accounting treatment. Unrealized gains and losses from the embedded derivative were included in Other income, net on the accompanying Statement of Consolidated Operations while realized gains and losses were included in Cost of goods sold on the accompanying Statement of Consolidated Operations as gas purchases were made under the contract.

In the second quarter of 2016, Arconic and the related counterparty elected to modify the pricing of an existing power contract for a smelter in the United States. This amendment contains an embedded derivative that indexes the price of power to the LME price of aluminum plus the Midwest premium. The embedded derivative is valued using the interrelationship of future metal prices (LME base plus Midwest premium) and the amount of megawatt hours of energy needed to produce the forecasted metric tons of aluminum at the smelter. Significant increases or decreases in the metal price would result in a higher or lower fair value measurement. An increase in actual metal price over the inputs used in the valuation model will result in a higher cost of power and a corresponding increase to the derivative liability. Management elected not to qualify the embedded derivative for hedge accounting treatment. Unrealized gains and losses from the embedded derivative will be included in Other income, net on the accompanying Statement of Consolidated Operations while realized gains and losses will be included in Cost of goods sold on the accompanying Statement of Consolidated Operations as electricity purchases are made under the contract. At the time this derivative liability was recognized, an equivalent amount was recognized as a deferred charge in Other noncurrent assets on the accompanying Consolidated Balance Sheet. This deferred charge will be recognized in Other income, net on the accompanying Statement of Consolidated Operations as power is received over the life of the contract.

Furthermore, Arconic has a power contract, which contains an embedded derivative that indexes the difference between the long-term debt ratings of Arconic and the counterparty from any of the three major credit rating agencies. Management uses market prices, historical relationships, and forecast services to determine fair value. Significant increases or decreases in any of these inputs would result in a lower or higher fair value measurement. A wider credit spread between Arconic and the counterparty would result in a higher cost of power and a corresponding increase in the derivative liability. This embedded derivative did not qualify for hedge accounting treatment. Unrealized gains and losses were included in Other income, net on the accompanying Statement of Consolidated Operations while realized gains and losses were included in Cost of goods sold on the accompanying Statement of Consolidated Operations as electricity purchases were made under the contract.

Finally, Arconic has a derivative contract that hedges the anticipated power requirements at one of its smelters that began when the previous power contract expired in September 2016 (see above). Beyond the term where market information is available, management developed a forward curve, for valuation purposes, based on independent consultant market research. Significant increases or decreases in the power market may result in a higher or lower fair value measurement. Lower prices in the power market would cause a decrease in the derivative asset. The derivative contract has been designated as a cash flow hedge of future purchases of electricity. Unrealized gains and losses on this contract were recorded in Other comprehensive (loss) income on the accompanying Consolidated Balance Sheet, while realized gains and losses will be recorded in Cost of goods sold as electricity purchases are made under the power contract. In August 2016, Arconic gave the required notice to terminate this derivative contract one year from the date of notification. As a result, Arconic decreased both the related derivative asset recorded in Other noncurrent assets and the unrealized gain recorded in Accumulated other comprehensive loss by $83, which related to the August 2017 through 2036 timeframe, resulting in no impact to Arconic’s earnings.

The following table presents quantitative information related to the significant unobservable inputs described above for Level 3 derivative contracts:

	Fair value at September 30, 2016	Unobservable input	Range ($ in full amounts)
Assets:
Embedded aluminum derivatives	$306	Price of aluminum beyond forward curve

Aluminum: $2,197 per metric ton in 2027 to $2,337 per metric ton in 2029 (two contracts) and $2,633 per metric ton in 2036 (one contract)

Midwest premium: $0.0630 per pound in 2016 to $0.0750 per pound in 2029 (two contracts) and 2036 (one contract)

Embedded aluminum derivative	4	Interrelationship of LME price to overall energy price	Aluminum: $1,680 per metric ton in 2016 to $1,802 per metric ton in 2019
Embedded aluminum derivative	—	Interrelationship of future aluminum and oil prices	Aluminum: $1,662 per metric ton in 2016 to $1,762 per metric ton in 2018 Oil: $49 per barrel in 2016 to $55 per barrel in 2018
Energy contract	7	Price of electricity beyond forward curve	Electricity: $57 per megawatt hour in 2016 to $58 per megawatt hour in 2017
Liabilities:
Embedded aluminum derivative	242	Price of aluminum beyond forward curve	Aluminum: $2,197 per metric ton in 2027 to $2,229 per metric ton in 2027
Embedded aluminum derivative	30	Interrelationship of LME price to the amount of megawatt hours of energy needed to produce the forecasted metric tons of aluminum	Aluminum: $1,662 per metric ton in 2016 to $1,785 per metric ton in 2019 Midwest premium: $0.0630 per pound in 2016 to $0.0750 per pound in 2019 Electricity: rate of 2 million megawatt hours per year
Embedded credit derivative	24	Credit spread between Arconic and counterparty	2.15% to 2.89% (2.52% median)

The fair values of Level 3 derivative instruments recorded as assets and liabilities in the accompanying Consolidated Balance Sheet were as follows:

	September 30, 2016	December 31, 2015
Asset Derivatives
Derivatives designated as hedging instruments:
Prepaid expenses and other current assets:
Embedded aluminum derivatives	$40	$72
Energy contract	7	—
Other noncurrent assets:
Embedded aluminum derivatives	270	994
Energy contract	—	2

Total derivatives designated as hedging instruments	$317	$1,068

Derivatives not designated as hedging instruments:
Prepaid expenses and other current assets:
Embedded aluminum derivatives	$—	$69

Total derivatives not designated as hedging instruments	$—	$69

Total Asset Derivatives	$317	$1,137

Liability Derivatives
Derivatives designated as hedging instruments:
Other current liabilities:
Embedded aluminum derivative	$25	$9
Energy contract	—	4
Other noncurrent liabilities and deferred credits:
Embedded aluminum derivative	247	160

Total derivatives designated as hedging instruments	$272	$173

Derivatives not designated as hedging instruments:
Other current liabilities:
Embedded credit derivative	$4	$6
Other noncurrent liabilities and deferred credits:
Embedded credit derivative	20	29

Total derivatives not designated as hedging instruments	$24	$35

Total Liability Derivatives	$296	$208

The following tables present a reconciliation of activity for Level 3 derivative contracts:

	Assets		Liabilities
Third quarter ended September 30, 2016	Embedded aluminum derivatives	Energy contract	Embedded aluminum derivative	Embedded credit derivative	Energy contract
Opening balance – July 1, 2016	$745	$49	$228	$33	$9
Total gains or losses (realized and unrealized) included in:
Sales	1	—	(3)	—	—
Cost of goods sold	(31)	—	—	(1)	—
Other income, net	(5)	(85)	2	(8)	(1)
Other comprehensive (loss) income	(414)	48	48	—	(1)
Purchases, sales, issuances, and settlements**	—	—	—	—	—
Transfers into and/or out of Level 3**	—	—	—	—	—
Other	14	(5)	(3)	—	(7)

Closing balance – September 30, 2016	$310	$7	$272	$24	$—

Change in unrealized gains or losses included in earnings for derivative contracts held at September 30, 2016:
Sales	$—	$—	$—	$—	$—
Cost of goods sold	—	—	—	—	—
Other income, net*	(5)	(85)	2	(8)	(1)

*	In August 2016, Arconic elected to terminate the energy contract in accordance with the provisions of the agreement (see above). As a result, Arconic decreased the derivative asset and recorded a charge in Other income of $84, which is reflected in the table above. Additionally, Arconic also decreased the related unrealized gain and recorded a benefit in Other income of $84. As such, the termination of most of the remaining term of this derivative contract did not have an impact on Arconic’s earnings.
**	In the 2016 nine-month period, there was an issuance of a new embedded derivative contained in an amendment to an existing power contract. There were no purchases, sales or settlements of Level 3 derivative instruments. Additionally, there were no transfers of derivative instruments into or out of Level 3.

	Assets		Liabilities
Nine months ended September 30, 2016	Embedded aluminum derivatives	Energy contract	Embedded aluminum derivative	Embedded credit derivative	Energy contract
Opening balance – January 1, 2016	$1,135	$2	$169	$35	$4
Total gains or losses (realized and unrealized) included in:
Sales	(9)	—	(8)	—	—
Cost of goods sold	(92)	—	—	(4)	—
Other income, net	(13)	(83)	2	(7)	(2)
Other comprehensive (loss) income	(750)	87	80	—	(1)
Purchases, sales, issuances, and settlements**	—	—	32	—	—
Transfers into and/or out of Level 3**	—	—	—	—	—
Other	39	1	(3)	—	(1)

Closing balance – September 30, 2016	$310	$7	$272	$24	$—

Change in unrealized gains or losses included in earnings for derivative contracts held at September 30, 2016:
Sales	$—	$—	$—	$—	$—
Cost of goods sold	—	—	—	—	—
Other income, net*	(13)	(83)	2	(7)	(2)

*	In August 2016, Arconic elected to terminate the energy contract in accordance with the provisions of the agreement (see above). As a result, Arconic decreased the derivative asset and recorded a charge in Other income of $84, which is reflected in the table above. Additionally, Arconic also decreased the related unrealized gain and recorded a benefit in Other income of $84. As such, the termination of most of the remaining term of this derivative contract did not have an impact on Arconic’s earnings.
**	In the 2016 third quarter, there were no purchases, sales, issuances or settlements of Level 3 derivative instruments. Additionally, there were no transfers of derivative instruments into or out of Level 3.

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

Arconic has five Level 3 embedded aluminum derivatives and one Level 3 energy contract that have been designated as cash flow hedges as follows.

Embedded aluminum derivatives. Arconic has entered into energy supply contracts that contain pricing provisions related to the LME aluminum price. The LME-linked pricing features are considered embedded derivatives. Five of these embedded derivatives have been designated as cash flow hedges of forward sales of aluminum. At September 30, 2016 and December 31, 2015, these embedded aluminum derivatives hedge forecasted aluminum sales of 3,521 kmt and 3,307 kmt, respectively.

Arconic recognized a net unrealized loss of $462 and $830 in the 2016 third quarter and nine-month period, respectively, and a net unrealized gain of $301 and $819 in the 2015 third quarter and nine-month period, respectively, in Other comprehensive (loss) income related to these five derivative instruments. Additionally, Arconic reclassified a realized gain of $1 and a realized loss of $4 in the 2016 third quarter and nine-month period, respectively, and a realized loss of $1 and $25 in the 2015 third quarter and nine-month period, respectively, from Accumulated other comprehensive loss to Sales. Assuming market rates remain constant with the rates at September 30, 2016, a realized gain of $23 is expected to be recognized in Sales over the next 12 months.

Also, Arconic recognized a gain of less than $1 in the 2016 nine-month period (no such gain was recognized in the 2016 third quarter) and a gain of less than $1 and $2 in the 2015 third quarter and nine-month period, respectively, in Other income, net related to the amount excluded from the assessment of hedge effectiveness. There was no ineffectiveness related to these five derivative instruments in the 2016 third quarter and nine-month period and the 2015 third quarter and nine-month period.

Energy contract. Arconic has a derivative contract that hedges the anticipated power requirements at one of its smelters that became effective when the existing power contract expired in September 2016. In August 2016, Arconic elected to terminate most of the remaining term of this derivative contract (see above). At September 30, 2016 and December 31, 2015, this energy contract hedges forecasted electricity purchases of 2,130,122 and 59,409,328 megawatt hours, respectively. Arconic recognized an unrealized gain of $49 and $88 in the 2016 third quarter and nine-month period, respectively, and an unrealized gain of $3 and an unrealized loss of $8 in the 2015 third quarter and nine-month period, respectively, in Other comprehensive (loss) income. Additionally, Arconic recognized a gain of $3 in Other income, net related to hedge ineffectiveness in the 2016 nine-month period. There was no ineffectiveness related to the energy contract in the 2016 third quarter and the 2015 third quarter and nine-month period.

Derivatives Not Designated As Hedging Instruments

Arconic has three Level 3 embedded aluminum derivatives and one Level 3 embedded credit derivative that do not qualify for hedge accounting treatment. As such, gains and losses related to the changes in fair value of these instruments are recorded directly in earnings. In the third quarter of 2016 and 2015, Arconic recognized a gain of $1 and a loss of $17, respectively, in Other income, net, of which a loss of $7 and $4, respectively, related to the embedded aluminum derivatives and a gain of $8 and a loss of $13, respectively, related to the embedded credit derivative. In the nine-month period of 2016 and 2015, Arconic recognized a loss of $8 and $19, respectively, in Other income, net, of which a loss of $15 and $5, respectively, related to the embedded aluminum derivatives and a gain of $7 and a loss of $14, respectively, related to the embedded credit derivative.

Material Limitations

The disclosures with respect to commodity prices, interest rates, and foreign currency exchange risk do not take into account the underlying commitments or anticipated transactions. If the underlying items were included in the analysis, the gains or losses on the futures contracts may be offset. Actual results will be determined by a number of factors that are not under Arconic’s control and could vary significantly from those factors disclosed.

Arconic is exposed to credit loss in the event of nonperformance by counterparties on the above instruments, as well as credit or performance risk with respect to its hedged customers’ commitments. Although nonperformance is possible, Arconic does not anticipate nonperformance by any of these parties. Contracts are with creditworthy counterparties and are further supported by cash, treasury bills, or irrevocable letters of credit issued by carefully chosen banks. In addition, various master netting arrangements are in place with counterparties to facilitate settlement of gains and losses on these contracts.

Other Financial Instruments

The carrying values and fair values of Arconic’s other financial instruments were as follows:

	September 30, 2016		December 31, 2015
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,863	$1,863	$1,919	$1,919
Restricted cash	1,337	1,337	37	37
Noncurrent receivables	19	19	17	17
Available-for-sale securities	83	83	193	193
Short-term borrowings	32	32	38	38
Commercial paper	—	—	—	—
Long-term debt due within one year	773	783	21	21
Contingent payment related to an acquisition	133	133	130	130
Long-term debt, less amount due within one year	9,501	10,195	8,993	8,922

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

Long-term debt due within one year and Long-term debt, less amount due within one year. The fair value was based on quoted market prices for public debt and on interest rates that are currently available to Arconic for issuance of debt with similar terms and maturities for non-public debt. The fair value amounts for all Long-term debt were classified in Level 2 of the fair value hierarchy.

R. Separation Transaction – On September 28, 2015, Arconic announced that its Board of Directors preliminarily approved a plan to separate into two standalone, publicly-traded companies. One company will be named Alcoa Corporation and will include the Alumina and Primary Metals segments and the Warrick, IN rolling operations and the equity interest in the rolling mill at the joint venture in Saudi Arabia, both of which are currently part of the Global Rolled Products segment. Alcoa Inc., which will be re-named Arconic Inc., will continue to own the Global Rolled Products (except for the aforementioned rolling operations to be included in Alcoa Corporation), Engineered Products and Solutions, and Transportation and Construction Solutions segments.

On September 29, 2016, the Board approved the completion of the Separation Transaction by means of a pro rata distribution (the “Distribution”) by the Company on November 1, 2016 of 80.1 percent of the outstanding common stock of Alcoa Corporation to Company shareholders of record as of the close of business on October 20, 2016 (the “Record Date”). Arconic will retain 19.9 percent of the Alcoa Corporation common stock. On November 1, 2016, the Separation Transaction was completed and became effective before the opening of the NYSE. In the Distribution, each Company shareholder received one share of Alcoa Corporation common stock for every three shares of the Company’s common stock held as of the close of business on the Record Date. Shareholders received cash in lieu of fractional shares of Alcoa Corporation common stock.

In connection with the Separation Transaction, at the end of October 2016, the Company entered into certain agreements with Alcoa Corporation to implement the legal and structural separation between the two companies, govern the relationship between the Company and Alcoa Corporation after the completion of the Separation Transaction, and allocate between the Company and Alcoa Corporation various assets, liabilities and obligations, including, among other things, employee benefits, environmental liabilities, intellectual property, and tax-related assets and liabilities. These agreements included a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, Transition Services Agreement and certain Patent, Know-How, Trade Secret License and Trademark License Agreements.

In the 2016 third quarter and nine-month period, Arconic recognized $55 ($44 after-tax) and $118 ($98 after-tax), respectively, in Selling, general administrative, and other expenses on the accompanying Statement of Consolidated Operations for costs related to the Separation Transaction. In addition, Arconic also incurred capital expenditures and debt issuance costs (see Note I) of $60 in the third quarter and $81 in the nine-month period of 2016 related to the separation. Inception to date costs recorded in Selling, general administrative, and other expenses were $142 as well as capital expenditures and debt issuance costs of $81.

S. Subsequent Events – Management evaluated all activity of Arconic and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, with the exception of the Reverse Stock Split as described in Note A and the completion of the Separation Transaction on November 1, 2016 as described in Note R.

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Arconic Inc.

We have reviewed the accompanying consolidated balance sheet of Arconic Inc. and its subsidiaries (Arconic) as of September 30, 2016, and the related statements of consolidated operations, consolidated comprehensive (loss) income, and changes in consolidated equity for the three-month and nine-month periods ended September 30, 2016 and 2015 and the statement of consolidated cash flows for the nine-month period ended September 30, 2016 and 2015. These consolidated interim financial statements are the responsibility of Arconic’s management.

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

November 9, 2016

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per share amounts and ingot prices; production and shipments in thousands of metric tons [kmt])

On September 29, 2016, the Board of Directors approved the completion of the separation of Alcoa Inc. into two standalone, publicly-traded companies, Arconic Inc. and Alcoa Corporation, (the “Separation Transaction”) by means of a pro rata distribution (the “Distribution”) by the Company on November 1, 2016 of 80.1 percent of the outstanding common stock of Alcoa Corporation to Company shareholders of record as of the close of business on October 20, 2016 (the “Record Date”). Arconic will retain 19.9 percent of the Alcoa Corporation common stock. On November 1, 2016, the Separation Transaction was completed and became effective before the opening of the New York Stock Exchange. In the Distribution, each Company shareholder received one share of Alcoa Corporation common stock for every three shares of the Company’s common stock held as of the close of business on the Record Date. Shareholders received cash in lieu of fractional shares of Alcoa Corporation common stock.

Alcoa Corporation will include the Alumina and Primary Metals segments and the Warrick, IN rolling operations and the equity interest in the rolling mill at the joint venture in Saudi Arabia, both of which are currently part of the Global Rolled Products segment. Arconic Inc. will continue to own the Global Rolled Products (except for the aforementioned rolling operations to be included in Alcoa Corporation), Engineered Products and Solutions, and Transportation and Construction Solutions segments.

In connection with the Separation Transaction, at the end of October 2016, the Company entered into certain agreements with Alcoa Corporation to implement the legal and structural separation between the two companies, govern the relationship between the Company and Alcoa Corporation after the completion of the Separation Transaction, and allocate between the Company and Alcoa Corporation various assets, liabilities and obligations, including, among other things, employee benefits, environmental liabilities, intellectual property, and tax-related assets and liabilities. These agreements included a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, Transition Services Agreement and certain Patent, Know-How, Trade Secret License and Trademark License Agreements.

In the 2016 third quarter and nine-month period, Arconic recognized $55 ($44 after-tax) and $118 ($98 after-tax), respectively, in Selling, general administrative, and other expenses for costs related to the Separation Transaction. In addition, Arconic also incurred capital expenditures and debt issuance costs of $60 in the third quarter and $81 in the nine-month period of 2016 related to the separation. Inception to date costs recorded in Selling, general administrative, and other expenses were $142 as well as capital expenditures and debt issuance costs of $81.

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is presented on a consolidated basis for Arconic, which includes the results of the businesses that comprise Alcoa Corporation, as the Separation Transaction did not take place until November 1, 2016, after the most recent period reported in this Form 10-Q. In future filings, the historical results of the businesses that comprise Alcoa Corporation will be presented as discontinued operations. As a result of the Separation Transaction, Management’s Discussion and Analysis of Financial Condition and Results of Operations is not indicative of the Company’s future financial position, results of operations or cash flows.

Results of Operations

Selected Financial Data:

	Third quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Sales	$5,213	$5,573	$15,455	$17,289
Net income attributable to Arconic	$166	$44	$317	$379

Diluted earnings per share attributable to Arconic common shareholders	$0.33	$0.06	$0.60	$0.78

Shipments of alumina (kmt)	2,361	2,798	6,795	8,042
Shipments of aluminum products (kmt)	1,103	1,137	3,295	3,393

Arconic’s average realized price per metric ton of primary aluminum	$1,874	$1,901	$1,838	$2,163

Net income attributable to Arconic was $166, or $0.33 per diluted share, in the 2016 third quarter compared with $44, or $0.06 per share, in the 2015 third quarter, and $317, or $0.60 per share, in the 2016 nine-month period compared with $379, or $0.78 per share, in the 2015 nine-month period. The increase in results of $122 in the 2016 third quarter was primarily due to net productivity improvements across all segments and a gain on the sale of land, somewhat offset by unfavorable price/product mix across the midstream and downstream segments and lower realized alumina pricing. The decrease in results of $62 in the 2016 nine-month period was principally related to lower average realized price for aluminum and alumina and unfavorable price/product mix in the midstream and downstream segments. These negative impacts were mostly offset by net productivity improvements in all segments and lower restructuring-related charges.

Sales declined $360, or 6%, in the 2016 third quarter and $1,834, or 11%, in the 2016 nine-month period compared to the same periods in 2015. In both periods, the decrease was largely attributable to a lower average realized price for aluminum and alumina in the upstream operations, unfavorable pricing/product mix in midstream and downstream operations, lower volume in the upstream operations, and the absence of sales related to capacity that was closed or curtailed in the upstream operations (see Primary Metals in Segment Information below). These negative impacts were somewhat offset by the addition of sales from recently acquired businesses (see Engineered Products and Solutions in Segment Information below) and higher volume in the midstream operations.

Cost of goods sold (COGS) as a percentage of Sales was 80.9% in the 2016 third quarter and 80.7% in the 2016 nine-month period compared with 81.8% in the 2015 third quarter and 79.0% in the 2015 nine-month period. The percentage was negatively impacted in both periods by a lower average realized price for aluminum and alumina in the upstream operations and unfavorable price/product mix across most segments, offset in the 2016 third quarter and mostly offset in the 2016 nine-month period by net productivity improvements across all segments.

Selling, general administrative, and other expenses (SG&A) increased $14 and $104 in the 2016 third quarter and nine-month period, respectively, compared to the corresponding periods in 2015. In both periods, the increase was principally due to costs related to the planned separation of Arconic ($55 – third quarter and $118 – nine months) (see above) and new SG&A related to inorganic growth in the Engineered Products and Solutions segment ($36 – nine months). The negative impacts in the 2016 third quarter and nine-month period were slightly offset by a decrease in various expenses. SG&A as a percentage of Sales increased from 4.7% in the 2015 third quarter to 5.2% in the 2016 third quarter, and from 4.1% in the 2015 nine-month period to 5.3% in the 2016 nine-month period.

Research and development expenses (R&D) declined $17, or 31%, in the 2016 third quarter and $59, or 33%, in the 2016 nine-month period compared with the same periods in 2015. The decrease in both periods was primarily driven by lower spending related to both the upgrade of a Micromill™ in San Antonio, TX, which was completed in 2015, for the Global Rolled Products segment and inert anode and carbothermic technology for the Primary Metals segment.

Provision for depreciation, depletion, and amortization (DD&A) declined $2, or 1%, in the 2016 third quarter and $24, or 3%, in the 2016 nine-month period compared to the corresponding periods in 2015. In both periods, the decrease was mostly the result of favorable foreign currency movements due to a stronger U.S. dollar, particularly against the Brazilian real and Australian dollar, and the absence of or lower DD&A related to capacity reductions in the upstream operations that occurred in June 2015 through March 2016. These positive impacts were mostly offset by new DD&A associated with the July 2015 acquisition of RTI International Metals (RTI).

Restructuring and other charges were $18 ($10 after-tax and noncontrolling interest) and $134 ($87 after-tax and noncontrolling interest), in the third quarter and nine-month period, respectively.

In the 2016, third quarter, Restructuring and other charges included $20 ($10 after-tax and noncontrolling interest) for layoff costs related to cost reduction initiatives and the Separation Transaction, including the separation of approximately 100 employees (60 in the Engineered Products and Solutions segment, 30 in the Primary Metals segment, and 10 in Corporate) and related pension settlement costs; a net charge of $8 ($5 after-tax and noncontrolling interest) for other miscellaneous items; $8 ($4 after-tax and noncontrolling interest) for the reversal of a number of small layoff reserves related to prior periods; and a favorable benefit of $2 ($1 after-tax and noncontrolling interest) for the net reversal of costs related to decisions made in the fourth quarter of 2015 to permanently close and demolish the Warrick (Indiana) smelter and to curtail the Wenatchee (Washington) smelter and Point Comfort (Texas) refinery (see below).

In the 2016 nine-month period, Restructuring and other charges included $84 ($56 after-tax and noncontrolling interest) for additional net costs related to decisions made in the fourth quarter of 2015 to permanently close and demolish the Warrick (Indiana) smelter and to curtail the Wenatchee (Washington) smelter and Point Comfort (Texas) refinery (see below); $54 ($35 after-tax and noncontrolling interest) for layoff costs related to cost reduction initiatives and the Separation Transaction, including the separation of approximately 1,200 employees (860 in the Engineered Products and Solutions segment, 240 in the Transportation and Construction Solutions segment, 60 in the Primary Metals segment, 30 in the Global Rolled Products segment, and 10 in Corporate); a net charge of $16 ($9 after-tax and noncontrolling interest) for other miscellaneous items; and $20 ($13 after-tax and noncontrolling interest) for the reversal of a number of small layoff reserves related to prior periods.

In the 2016 nine-month period, costs related to the closure and curtailment actions included accelerated depreciation of $70 related to the Warrick smelter as it continued to operate during the 2016 first quarter; $24 ($4 in the 2016 third quarter) for the reversal of severance costs initially recorded in the 2015 fourth quarter; and $38 ($2 in the 2016 third quarter) in other costs. Additionally in the 2016 nine-month period, remaining inventories, mostly operating supplies and raw materials, were written down to their net realizable value, resulting in a charge of $5 ($3 after-tax and noncontrolling interest), which was recorded in Cost of goods sold on the accompanying Statement of Consolidated Operations. The other costs of $38 ($2 in the 2016 third quarter) represent $30 ($3 in the 2016 third quarter) for contract termination, $4 (($3) in the 2016 third quarter) in asset retirement obligations for the rehabilitation of a coal mine related to the Warrick smelter, and $4 ($2 in the 2016 third quarter) in other related costs. Additional charges may be recognized in future periods related to these actions.

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

In the 2015 nine-month period, Restructuring and other charges included $190 ($120 after-tax and noncontrolling interest) for exit costs related to decisions to permanently shut down and demolish a smelter and a power station (see below); $161 ($151 after-tax and noncontrolling interest) related to the March 2015 divestiture of a rolling mill in Russia and post-closing adjustments associated with three December 2014 divestitures; $80 ($43 after-tax and noncontrolling interest) for the separation of approximately 800 employees (680 in the Primary Metals segment and 120 in the Alumina segment), supplier contract-related costs, and other charges associated with the decisions to temporarily curtail the remaining capacity at both the São Luís smelter (74 kmt-per-year) and the refinery in Suriname (1,330 kmt-per-year); $62 ($50 after-tax and noncontrolling interest) for layoff costs, including the separation of approximately 970 employees (410 in the Transportation and Construction Solutions segment, 275 in the Engineered Products and Solutions segment, 165 in the Primary Metals segment, 70 in the Global Rolled Products segment and 50 in Corporate); the previously mentioned $18 ($13 after-tax) gain on a land sales; a net credit of $3 ($13 after-tax and noncontrolling interest) for other miscellaneous items; and $12 ($9 after-tax and noncontrolling interest) for the reversal of a number of small layoff reserves related to prior periods.

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

Arconic does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Alumina	$(1)	$38	$3	$55
Primary Metals	17	11	105	209
Global Rolled Products	(1)	(17)	1	119
Engineered Products and Solutions	(1)	22	16	33
Transportation and Construction Solutions	(2)	3	6	6

Segment total	12	57	131	422
Corporate	6	9	3	38

Total restructuring and other charges	$18	$66	$134	$460

As of September 30, 2016, approximately 900 of the 1,200 employees associated with 2016 restructuring programs and approximately 4,100 of the 4,700 employees (previously 5,000) associated with 2015 restructuring programs were separated. Additionally, the separations associated with 2014 restructuring programs were essentially complete. The total number of employees associated with the 2015 restructuring programs was updated to reflect employees, who were initially identified for separation, accepting other positions within Arconic and natural attrition. Most of the remaining separations for the 2016 restructuring programs and all of the remaining separations for the 2015 restructuring programs are expected to be completed by the end of 2016.

In the 2016 third quarter and nine-month period, cash payments of $8 and $19, respectively, were made against layoff reserves related to 2016 restructuring programs, $17 and $109, respectively, were made against layoff reserves related to 2015 restructuring programs, and $1 and $4, respectively, were made against layoff reserves related to 2014 restructuring programs.

Interest expense increased $10, or 8%, in the 2016 third quarter and $20, or 5%, in the 2016 nine-month period compared to the corresponding periods in 2015. The increase in both the third quarter and nine month period was mainly due to a lower amount of capitalized interest.

Other income, net was $117 in the 2016 third quarter and $120 in the 2016 nine-month period compared to $15 in the 2015 third quarter and $27 in the 2015 nine-month period, respectively.

The positive change of $102 in the 2016 third quarter was primarily due to a gain on the sale of the Intalco smelter wharf property ($118), a favorable post-closing adjustment related to the November 2014 acquisition of Firth Rixson ($20), and favorable mark-to-market adjustments on derivative contracts ($20). These favorable changes were partially offset by the absence of a gain on the sale of land around the Sherwin, TX refinery and equity investment in a China rolling mill ($39) and net unfavorable foreign currency movements ($27).

In the 2016 nine-month period, the positive change of $93 was primarily due a gain on the sale of the Intalco smelter wharf property ($118), a gain on the sale of an equity interest in a natural gas pipeline in Australia ($27), a favorable post-closing adjustment related to the November 2014 acquisition of Firth Rixson ($20), and a benefit for an arbitration recovery related to a 2010 fire at the Iceland smelter ($14). These items were partially offset by the absence of gains on the sale of land around the Lake Charles, LA anode facility and Sherwin, TX refinery site and the sale of an equity investment in a China rolling mill ($68) and net unfavorable foreign currency movements ($43).

The effective tax rate was 44.1% and 48.5% for the third quarter of 2016 and 2015, respectively, and 46.7% and 41.4% for the 2016 and 2015 nine-month periods, respectively.

Arconic’s estimated annual effective tax rate for 2016 was 49.0% as of September 30, 2016. This rate differs from the U.S. federal statutory rate of 35% primarily due to the tax cost associated with the redemption of $457 in company-owned life insurance policies, which generated a gain for income tax purposes as the tax basis of these policies was less than the redemption amount, and an unfavorable impact associated with costs (including $62 of the $118 incurred in the 2016 nine-month period plus an additional forecast of such costs for the remainder of the year) related to the planned separation of Arconic (see above) that are nondeductible for income tax purposes, somewhat offset by foreign income taxed in lower rate jurisdictions and a favorable $20 post-closing adjustment related to the November 2014 acquisition of Firth Rixson that is treated as a purchase price adjustment for tax purposes.

For the 2016 nine-month period, the Provision for income taxes is composed of three components as follows: (i) the application of the estimated annual effective tax rate for 2016 of 49.0% to pretax income of $704, (ii) a net discrete income tax expense of $6 for a number of small items, and (iii) a favorable impact of $22 related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized (expected to reverse by the end of 2016).

For the 2016 third quarter, the Provision for income taxes is composed of three components as follows: (i) the difference between the application of the estimated annual 2016 effective tax rate as of September 30, 2016 of 49.0% to pretax income for the 2016 nine-month period of $704 and the application of the estimated annual 2016 effective tax rate as of June 30, 2016 of 51.6% to pretax income for the 2016 six-month period of $371, (ii) a discrete income tax expense of $7 for a number of small items, and (iii) a favorable impact of $13 related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized (expected to reverse by the end of 2016).

Arconic’s estimated annual effective tax rate for 2015 was 38.2% as of September 30, 2015. This rate differs from the U.S. federal statutory rate of 35% primarily due to a loss on the sale of a rolling mill in Russia (see Global Rolled Products in segment information below) for which no tax benefit was recognized and restructuring charges related to the curtailment of a refinery in Suriname (see restructuring and other charges above), a portion for which no tax benefit was recognized.

For the 2015 nine-month period, the Provision for income taxes is composed of three components as follows: (i) the application of the estimated annual effective tax rate for 2015 of 38.2% to pretax income of $969, (ii) a net discrete income tax charge of $34 (see below) and a net discrete income tax benefit of $1 for a number of small items, and (iii) a favorable impact of $2 related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized (impact reversed by the end of 2015).

For the 2015 third quarter, the Provision for income taxes is composed of three components as follows: (i) the difference between the application of the estimated annual 2015 effective tax rate as of September 30, 2015 of 38.2% to pretax income for the 2015 nine-month period of $969 and the application of the estimated annual 2015 effective tax rate as of June 30, 2015 of 33.9% to pretax income for the 2015 six-month period of $763, (ii) a net discrete income tax charge of $4 for a number of small items, and (iii) a favorable impact of $16 related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit was recognized (impact reversed by the end of 2015).

In the first quarter of 2015, Alcoa World Alumina and Chemicals (AWAC – see Net income attributable to noncontrolling interests below for a description) recognized an $83 discrete income tax charge (increased to $85 in the 2015 second quarter) for a valuation allowance on certain deferred tax assets in Suriname, which were related mostly to employee benefits and tax loss carryforwards. Arconic also had a $50 deferred tax liability (increased to $51 in the 2015 second quarter) related to its 60% share of these deferred tax assets that was written off as a result of the valuation allowance recognized by AWAC.

Net income attributable to noncontrolling interests was $20 in the 2016 third quarter and $58 in the 2016 nine-month period compared with $62 in the 2015 third quarter and $189 in the 2015 nine-month period. These amounts were virtually all related to Alumina Limited of Australia’s ownership interest in AWAC, which is an unincorporated joint venture that consists of a group of companies, all of which are owned 60% by Arconic and 40% by Alumina Limited of Australia (Arconic consolidates AWAC for financial reporting purposes). In the 2016 third quarter and nine-month period, AWAC generated lower income compared to the same periods in 2015.

In both periods, the change in AWAC’s results was mainly driven by a decline in operating results (see below), partially offset by the absence of restructuring charges related to the permanent closure of the Anglesea power station and coal mine (see Restructuring and other charges above) and a $27 ($8 was noncontrolling interest’s share) gain on the sale of an equity interest in a natural gas pipeline in Australia, and in the 2016 nine-month period only, the absence of an $85 ($34 was noncontrolling interest’s share) discrete income tax charge for a valuation allowance on certain deferred tax assets (see Income taxes above).

The decrease in AWAC’s operating results in both periods was largely due to a lower average realized alumina price and an unfavorable impact related to the curtailment of the Point Comfort refinery, somewhat offset by net productivity improvements and net favorable foreign currency movements (see Alumina in Segment Information below).

As a direct result of the Separation Transaction (see above), Arconic anticipates recording, in continuing operations, valuation allowances of approximately $800 to $1 billion associated with certain U.S. deferred tax assets. In addition, management will be evaluating the net assets of Alcoa Corporation for potential impairment to the extent their fair value is less than carrying value; if an impairment is required, it would be recorded in discontinued operations and would likely be material to fourth quarter results. Finally, Arconic will continue to incur costs related to the separation after the 2016 third quarter, including capital expenditures, totaling approximately $175 to $200.

Segment Information

Alumina

	Third quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Alumina production (kmt)	3,310	3,954	9,956	11,864
Third-party alumina shipments (kmt)	2,361	2,798	6,795	8,042
Arconic’s average realized price per metric ton of alumina	$287	$323	$280	$335
Arconic’s average cost per metric ton of alumina*	$236	$233	$231	$243
Third-party sales	$687	$912	$1,926	$2,723
Intersegment sales	287	391	879	1,323

Total sales	$974	$1,303	$2,805	$4,046

ATOI	$72	$212	$189	$648

*	Includes all production-related costs, including raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation, depletion, and amortization; and plant administrative expenses.

At September 30, 2016, Arconic had 4,512 kmt of idle capacity on a base capacity of 17,271 kmt. Both idle capacity and base capacity were unchanged compared to June 30, 2016.

Alumina production decreased 16% in both the 2016 third quarter and nine-month period compared with the corresponding periods in 2015. In both periods, the decline was largely attributable to the absence of (third quarter) and lower (nine months) production at the Point Comfort (Texas) refinery (see below) and the absence of production at the Suralco (Suriname) refinery (see below).

In March 2015, management initiated a 12-month review of 2,800 kmt in refining capacity for possible curtailment (partial or full), permanent closure or divestiture. This review was part of management’s target to lower Arconic’s refining operations on the global alumina cost curve to the 21st percentile (currently 17th) by the end of 2016. As part of this review, in 2015, management decided to curtail the remaining operating capacity at both the Suralco (1,330 kmt-per-year) and Point Comfort (2,010 kmt-per-year) refineries. The curtailment of the capacity at Suralco and Point Comfort was completed by the end of November 2015 and June 2016 (375 kmt-per-year was completed by the end of December 2015), respectively. While management has completed this specific review of Arconic’s refining capacity, analysis of portfolio optimization in light of changes in the marketplace that may occur at any given time is ongoing.

Third-party sales for the Alumina segment decreased 25% and 29% in the 2016 third quarter and nine-month period, respectively, compared to the same periods in 2015. The decline in both periods was primarily due to an 11% (third quarter) and 16% (nine months) decrease in average realized price, a 16% (both periods) decline in volume, and unfavorable foreign currency movements related to the revaluation of outstanding customer receivables in Australia, slightly offset by an increase in bauxite sales. In both periods, the change in average realized price was mostly driven by a 23% (third quarter) and 30% (nine months) lower average alumina index price.

Intersegment sales decreased 27% in the 2016 third quarter and 34% in the 2016 nine-month period compared with the corresponding periods in 2015 due to a lower average realized price and lower demand from the Primary Metals segment. The lower demand in both periods was caused by the absence of (third quarter) and lower (nine months) shipments to the Warrick (Indiana) smelter (closed in the first quarter of 2016) and the absence of shipments to the Wenatchee (Washington) smelter (curtailed in the fourth quarter of 2015). In the 2016 nine-month period, the absence of shipments to the São Luís (Brazil) smelter (curtailed in the second quarter of 2015) also contributed to the lower demand.

ATOI for this segment declined $140 and $459 in the 2016 third quarter and nine-month period, respectively, compared to the same periods in 2015. In both periods, the decrease was principally related to the previously mentioned lower average realized alumina price, slightly offset by net productivity improvements. Net unfavorable foreign currency movements due to a stronger U.S. dollar, especially against the Australian dollar and Brazilian real, and an unfavorable impact related to the curtailment of the Point Comfort refinery also contributed to the decline in the 2016 third quarter and nine-month period, respectively.

In the 2016 fourth quarter (comparison with the 2015 fourth quarter), alumina production will reflect the absence of approximately 540 kmt due to the curtailment of the Point Comfort and Suralco refineries. Additionally, higher third-party bauxite sales are expected and net productivity improvements are anticipated.

Primary Metals

	Third quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Aluminum production (kmt)	586	700	1,836	2,112
Third-party aluminum shipments (kmt)	557	615	1,697	1,834
Arconic’s average realized price per metric ton of aluminum*	$1,874	$1,901	$1,838	$2,163
Arconic’s average cost per metric ton of aluminum**	$1,838	$1,999	$1,811	$2,128
Third-party sales	$1,148	$1,249	$3,390	$4,355
Intersegment sales	440	479	1,388	1,733

Total sales	$1,588	$1,728	$4,778	$6,088

ATOI	$56	$(59)	$111	$195

*	Average realized price per metric ton of aluminum includes three elements: a) the underlying base metal component, based on quoted prices from the LME; b) the regional premium, which represents the incremental price over the base LME component that is associated with the physical delivery of metal to a particular region (e.g., the Midwest premium for metal sold in the United States); and c) the product premium, which represents the incremental price for receiving physical metal in a particular shape (e.g., billet, slab, rod, etc.) or alloy.
**	Includes all production-related costs, including raw materials consumed; conversion costs, such as labor, materials, and utilities; depreciation and amortization; and plant administrative expenses.

At September 30, 2016, Arconic had 778 kmt of idle capacity on a base capacity of 3,133 kmt. Both idle capacity and base capacity were unchanged compared to June 30, 2016.

In March 2015, management initiated a 12-month review of 500 kmt in smelting capacity for possible curtailment (partial or full), permanent closure or divestiture. This review was part of management’s target to lower Arconic’s smelting operations on the global aluminum cost curve to the 38th percentile (currently 38th) by the end of 2016. As part of this review, in 2015, management decided to curtail the remaining operating capacity at both the São Luís smelter (74 kmt-per-year) in Brazil and at the Wenatchee smelter (143 kmt-per-year) in Washington and to permanently close the Warrick smelter (269 kmt-per-year) in Indiana. The curtailment of capacity at São Luís and Wenatchee was completed in April 2015 and by the end of December 2015, respectively, and the permanent closure of Warrick was completed by the end of March 2016. Previously under this review (November 2015), management decided to curtail the remaining capacity at the Intalco smelter in Washington by the end of June 2016; however, in May 2016, Arconic reached agreement on a new power contract that will help improve the competiveness of the smelter, resulting in the termination of the planned curtailment. While management has completed this specific review of Arconic’s smelting capacity, analysis of portfolio optimization in light of changes in the marketplace that may occur at any given time is ongoing.

Aluminum production decreased 16% and 13% in the 2016 third quarter and nine-month period, respectively, compared with the corresponding periods in 2015. In both periods, the decline was the result of the absence of (third quarter) and lower (nine months) production at the Warrick smelter and the absence of production at the Wenatchee smelter. The absence of production at the São Luís smelter also contributed to the decrease in the 2016 nine-month period.

Third-party sales for the Primary Metals segment declined 8% in the 2016 third quarter and 22% in the 2016 nine-month period compared to the same periods in 2015.

The decrease in the 2016 third quarter was mainly attributable to the absence of sales (approximately $50) from the Wenatchee smelter that was curtailed, lower volume in the remaining smelter portfolio, and lower energy sales in Brazil, due to a decline in energy prices.

The decrease in the 2016 nine-month period was largely the result of a 15% drop in average realized price, the absence of sales (approximately $230) from the Wenatchee and São Luís smelters that were curtailed, and lower energy sales in Brazil, due to both a decline in energy prices and a weaker Brazilian real. In the 2016 nine-month period, the change in average realized price was driven by a 10% lower average LME price (on 15-day lag) and lower regional premiums, which dropped by an average of 46% in the United States and Canada, 54% in Europe, and 58% in the Pacific region.

Intersegment sales declined 8% and 20% in the 2016 third quarter and nine-month period, respectively, compared with the corresponding periods in 2015 principally due to a decrease in average realized price (nine months) and/or lower demand from the Global Rolled Products and Transportation and Construction Solutions segments (both periods).

ATOI for this segment increased $115 in the 2016 third quarter and decreased $84 in the 2016 nine-month period compared to the same periods in 2015.

The improvement in the 2016 third quarter was primarily driven by net productivity improvements, lower costs for alumina, and a favorable impact related to the closure and curtailment of the Warrick and Wenatchee smelters, respectively.

In the 2016 nine-month period, the decline was mostly caused by both the previously mentioned lower average realized aluminum price and lower energy sales. These negative impacts were partially offset by net productivity improvements and lower costs for both alumina and energy.

In the 2016 fourth quarter (comparison with the 2015 fourth quarter), aluminum production will be approximately 90 kmt lower as a result of the closure of the Warrick smelter and the curtailment of the Wenatchee smelter. Also, third-party sales will reflect the absence of approximately $50 due to the Wenatchee curtailment. Additionally, net productivity improvements are anticipated in this segment.

Global Rolled Products

	Third quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Third-party aluminum shipments (kmt)	476	449	1,389	1,343
Arconic’s average realized price per metric ton of aluminum*	$3,202	$3,399	$3,218	$3,585
Third-party sales	$1,521	$1,527	$4,468	$4,816
Intersegment sales	30	29	88	99

Total sales	$1,551	$1,556	$4,556	$4,915

ATOI	$58	$62	$194	$192

*	Generally, average realized price per metric ton of aluminum includes two elements: a) the price of metal (the underlying base metal component plus a regional premium – see the footnote to the table in Primary Metals above for a description of these two components), and b) the conversion price, which represents the incremental price over the metal price component that is associated with converting primary aluminum into sheet and plate. In this circumstance, the metal price component is a pass-through to this segment’s customers with limited exception (e.g., fixed-priced contracts, certain regional premiums).

Third-party sales for the Global Rolled Products segment remained flat in the 2016 third quarter and decreased 8% during the nine-month period, compared with the corresponding periods in 2015. In the third quarter periods, unfavorable product mix was mostly offset by an increase in volume primarily due to the automotive market. Automotive sheet shipments were up 49% for the quarter compared to the same quarter in the prior year. The decrease in the nine month period was mainly caused by unfavorable pricing due to a decrease in metal prices (both LME and regional premium components) and unfavorable product mix across all businesses. These negative impacts were somewhat offset in the 2016 nine-month period by overall higher volume. The absence of sales ($23) from a rolling mill in Russia that was divested in March 2015 also contributed to the decline in the 2016 nine-month period. The overall higher volume in the nine-month period was mainly the result of increased demand in the can sheet packaging and automotive markets, somewhat offset by lower demand in a number of other markets.

ATOI for this segment decreased $4 in the 2016 third quarter and increased $2 in the 2016 nine-month period compared to the same periods in 2015.

The decline in the 2016 third quarter was principally due to costs ($18) of converting the Warrick (Indiana) rolling mill into a cold metal plant due to the permanent closure of Arconic’s Warrick smelter in the first quarter of 2016 (see Primary Metals above), unfavorable product mix across most business, and unfavorable pricing in the can sheet packing market. These negative impacts were mostly offset by net productivity improvements across all businesses.

In the 2016 nine-month period, the increase was primarily related to net productivity improvements across all businesses. This positive impact was mostly offset by costs ($38) of converting the Warrick rolling mill into a cold metal plant due to the permanent closure of Arconic’s Warrick smelter in the first quarter of 2016 (see Primary Metals above), unfavorable pricing in the global can sheet packaging market, unfavorable product mix, cost increases, and overall lower volume across most businesses.

In the 2016 fourth quarter (comparison with the 2015 fourth quarter), stronger demand in the automotive market is anticipated as automotive sheet shipments are expected to increase approximately 50%, which will be supplied mainly from Arconic’s Davenport, IA facility, as well as the Tennessee facility that continues to ramp-up production. Also, lower demand in the aerospace market due to inventory destocking and model transition as well as lower North America build rates in the commercial transportation market is expected.

Engineered Products and Solutions

	Third quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Third-party sales	$1,406	$1,397	$4,320	$3,933
ATOI	$162	$151	$504	$472

In April 2016, Arconic completed the sale of the Remmele Medical business to LISI MEDICAL. This business, which was part of Arconic’s acquisition of RTI in July 2015, manufactures precision-machined metal products for customers in the minimally invasive surgical device and implantable device markets. While owned by Arconic, the operating results and assets and liabilities of this business were included in the Engineered Products and Solutions segment. This business generated sales of approximately $20 from January 1, 2016 through the divestiture date, April 29, 2016, and, at the time of the divestiture, had approximately 330 employees.

Third-party sales for the Engineered Products and Solutions segment increased 1% and 10% in the 2016 third quarter and nine-month period, respectively, compared with the corresponding periods in 2015. The slight improvement in the third quarter period was mostly due to an increase in third-party sales of $48 from RTI (acquired in July 2015). This increase was partially offset by a decrease in volume and unfavorable price/mix both related to the aerospace market. The improvement in the nine-month period was related to an increase in third party sales of $459 from two businesses (TITAL and RTI) primarily aerospace-related, that were acquired in March 2015 and July 2015, respectively. Additionally, overall higher volume in this segment’s organic businesses contributed to the increase but was partially offset by unfavorable pricing in the aerospace market. The overall higher volume was largely attributable to the industrial gas turbine market, partially offset by lower volume in the non-aerospace market.

ATOI for this segment improved $11 in the 2016 third quarter and $32 in the 2016 nine-month period compared to the same periods in 2015. In both periods, the increase was principally the result of net productivity improvements across almost all businesses and a positive contribution from inorganic growth, mostly offset by unfavorable price/product mix and higher costs (both start-up and ongoing) related to growth projects (e.g., the aerospace expansion at the La Porte, IN plant and the aluminum-lithium capacity expansion at the Lafayette, IN plant).

In the 2016 fourth quarter (comparison with the 2015 fourth quarter), demand in the commercial aerospace market is expected to improve due to an increase in the production of jet engines and the ramp-up of new aircraft models; however, continued pricing pressure is expected, along with airframe supply chain destocking for legacy model components. Additionally, the industrial gas turbine market is expected to remain strong in North America, partially offset by continued softness in Europe. Continued softness is also expected in the North American commercial transportation market.

Transportation and Construction Solutions

	Third quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Third-party sales	$450	$475	$1,346	$1,438
ATOI	$47	$44	$132	$126

Third-party sales for the Transportation and Construction Solutions segment decreased 5% and 6% in the 2016 third quarter and nine-month period, respectively, compared with the corresponding periods in 2015. The decline in both periods was primarily due to lower volume related to the heavy-duty truck component of the commercial transportation market in North America, somewhat offset by higher sales related to the building and construction market, mostly driven by higher volume in all regions, except for Latin America. The absence of sales to customers in the automotive market (wheels for passenger vehicles), as a result of a prior year decision by Arconic to no longer participate in such market, and unfavorable foreign currency movements, principally caused by a weaker Brazilian Real, also contributed to the decline in the nine-month period.

ATOI for this segment improved $3 in the 2016 third quarter and $6 in the 2016 nine-month period compared to the same periods in 2015. In both periods, the increase was principally the result of net productivity improvements across all businesses, mostly offset by overall lower volume, primarily related to the commercial transportation business, and general cost increases.

In the 2016 fourth quarter (comparison with the 2015 fourth quarter), the non-residential building and construction market is expected to continue to show strength in both North America and Europe. Additionally, the heavy-duty truck component of the commercial transportation market in North America is expected to continue to decline, while improvements in Europe and Asia Pacific are anticipated. Net productivity improvements are anticipated in this segment to offset cost increases and market headwinds.

Reconciliation of ATOI to Consolidated Net Income Attributable to Arconic

Items required to reconcile total segment ATOI to consolidated net income attributable to Arconic include: the impact of LIFO inventory accounting; metal price lag; interest expense; noncontrolling interests; corporate expense (general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities, along with depreciation and amortization on corporate-owned assets); restructuring and other charges; and other items, including intersegment profit eliminations, differences between tax rates applicable to the segments and the consolidated effective tax rate, and other nonoperating items such as foreign currency transaction gains/losses and interest income.

The following table reconciles total segment ATOI to consolidated net income attributable to Arconic:

	Third quarter ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Total segment ATOI	$395	$410	$1,130	$1,633
Unallocated amounts (net of tax):
Impact of LIFO	1	50	(5)	93
Metal price lag	4	(48)	12	(110)
Interest expense	(86)	(80)	(253)	(240)
Noncontrolling interests	(20)	(62)	(58)	(189)
Corporate expense	(77)	(72)	(209)	(199)
Restructuring and other charges	(13)	(48)	(89)	(368)
Other	(38)	(106)	(211)	(241)

Consolidated net income attributable to Arconic	$166	$44	$317	$379

The changes in the reconciling items between total segment ATOI and consolidated net income attributable to Arconic for the 2016 third quarter and nine-month period compared with the corresponding periods in 2015 (unless otherwise noted) consisted of:

•	a change in the Impact of LIFO, mostly due to an increase in the price of aluminum (driven by higher base metal prices (LME), slightly offset by lower regional premiums) at September 30, 2016 indexed to December 31, 2015 for the 2016 third quarter and nine-month period compared to a decrease in the price of aluminum (both lower base metal prices (LME) and regional premiums) at September 30, 2015 indexed to December 31, 2014 for the 2015 third quarter and nine-month period (overall, the price of aluminum in the 2016 third quarter and nine-month period was higher compared with the 2015 third quarter and nine-month period);

•	a change in Metal price lag, the result of an increase in the price of aluminum (see Impact of LIFO above) at September 30, 2016 indexed to December 31, 2015 for the 2016 third quarter and nine-month period compared to a decrease in the price of aluminum (see Impact of LIFO above) at September 30, 2015 indexed to December 31, 2014 for the 2015 third quarter and nine-month period (Metal price lag describes the timing difference created when the average price of metal sold differs from the average cost of the metal when purchased by Arconic’s midstream and downstream operations. In general, when the price of metal increases, metal price lag is favorable, and when the price of metal decreases, metal price lag is unfavorable);

•	an increase in Interest expense, principally the result of a lower amount of capitalized interest;

•	a change in Noncontrolling interests, due to the change in results of AWAC, principally driven by a decline in operating results, partially offset by the absence of restructuring charges related to the permanent closure of the Anglesea power station and coal mine and a $27 ($8 was noncontrolling interest’s share) gain on the sale of an equity interest in a natural gas pipeline in Australia, and in the 2016 nine-month period only, the absence of an $85 ($34 was noncontrolling interest’s share) discrete income tax charge for a valuation allowance on certain deferred tax assets;

•	an increase in Corporate expense, primarily attributable to costs related to the Separation Transaction ($44 – third quarter and $98 – nine months), mostly offset by a decrease in various expenses;

•	a decrease in Restructuring and other charges due to fewer portfolio actions; and

•	a change in Other, largely the result of an unfavorable tax impact resulting from the difference between Arconic’s consolidated estimated annual effective tax rate and the tax rates applicable to the segments, the absence of gains on the sale of land near the Sherwin, TX refinery and equity investment in a China rolling mill ($25), and during the nine-month period only, the absence of a gain on the sale of land around the Lake Charles, LA anode facility ($19) and a net discrete income tax charge for a valuation allowance on certain deferred tax assets ($33). These unfavorable impacts were partially offset in the 2016 third quarter and nine-month period by a gain on the sale of the Intalco smelter wharf property ($77), a favorable post-closing adjustment related to the November 2014 acquisition of Firth Rixson ($20) and in the nine-month period only, a gain on the sale of an equity interest in a natural gas pipeline in Australia ($19) and a benefit for an arbitration recovery related to a 2010 fire at the Iceland smelter ($12). Additionally, during the 2016 third quarter and nine-month period, an unfavorable and a favorable tax impact related to the interim period treatment of losses in certain foreign jurisdictions for which no tax benefit was recognized ($3 – third quarter and $20 – nine months), respectively, also impacted the change in Other.

Environmental Matters

See the Environmental Matters section of Note J to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources

Cash From Operations

Cash provided by operations was $208 in the 2016 nine-month period compared with cash provided from operations of $717 in the same period of 2015. The decline in cash from operations of $509 was principally due to lower operating results (net income plus net add-back for noncash transactions in earnings), somewhat offset by a decrease in pension contributions of $136 and a favorable change in both noncurrent assets of $64 and noncurrent liabilities of $59.

The favorable change in noncurrent assets was mostly related to a $100 smaller prepayment made under a natural gas supply agreement in Australia (see below).

Working capital decreased by $8 and components of the unfavorable change were as follows:

•	an unfavorable change of $129 in receivables;

•	a positive change of $183 in inventories, largely attributable to a reduction of the LIFO reserve of $142 which occurred during the nine months ended September 30, 2015;

•	a negative change of $41 in prepaid expenses and other current assets;

•	an favorable change of $44 in accounts payable, trade, principally the result of timing of payments;

•	a favorable change of $7 in accrued expenses; and

•	a negative change of $72 in taxes, including income taxes, mostly driven by a lower level of pretax income.

On April 8, 2015, Arconic’s majority-owned subsidiary, Alcoa of Australia Limited (AofA), which is part of AWAC, secured a new 12-year gas supply agreement to power its three alumina refineries in Western Australia beginning in July 2020. This agreement was conditional on the completion of a third-party acquisition of the related energy assets from the then-current owner, which occurred in June 2015. The terms of AofA’s gas supply agreement required a prepayment of $500 to be made in two installments. The first installment of $300 was made at the time of the completion of the third-party acquisition in June 2015 and the second installment of $200 was made in April 2016.

Financing Activities

Cash used for financing activities was $350 in the 2016 nine-month period, an increase of $139 compared with $211 in the corresponding period of 2015.

The use of cash in the 2016 nine-month period was primarily due to $1,324 in payments on debt, mostly related to the repayment of borrowings under certain revolving credit facilities (see below), $171 in dividends paid to shareholders, and $176 in cash paid to the noncontrolling interest in AWAC, Alumina Limited of Australia. These items were mostly offset by $1,313 in additions to debt, virtually all of which was the result of borrowings under certain revolving credit facilities (see below).

In the 2015 nine-month period, the use of cash was primarily due to $1,551 in payments on debt, mostly related to the repayment of borrowings under certain revolving credit facilities, $149 in dividends paid to shareholders, and $72 in cash paid to the noncontrolling interest in AWAC, Alumina Limited of Australia. These items were mostly offset by $1,534 in additions to debt, virtually all of which was the result of borrowings under certain revolving credit facilities, and $26 in proceeds from employee exercises of 2.9 million stock options at a weighted average exercise price of $8.99 (not in millions).

In September 2016, Arconic entered into an amendment to its Five-Year Revolving Credit Agreement (as amended). The amendment was entered into to permit the Separation Transaction and to amend certain terms of the Credit Agreement including the replacement of the existing financial covenant with a leverage ratio and reduction of total commitments available from $4,000 to $3,000. The existing financial covenant, currently based upon Consolidated Net Worth (as defined in the Credit Agreement) will be replaced. Arconic will be required to maintain a ratio of Indebtedness (as defined in the Credit Agreement), to Consolidated EBITDA (as defined in the Credit Agreement) of 5.50 to 1.00 for the period of the four fiscal quarters most recently ended, declining to 3.50 to 1.00 on December 31, 2019 and thereafter. The amendment became effective on the separation date of November 1, 2016.

At the end of 2015, Arconic had nine revolving credit facilities (excluding its Five-Year Revolving Credit Facility), each with a different financial institution, providing a combined borrowing capacity of $990 and expiration dates ranging from February 2016 through September 2017. In the first quarter of 2016, three credit facilities ($350 combined capacity) that were due to expire in either February or March 2016 were extended to February 2017 or September 2017, respectively. In the third quarter, two credit facilities ($300 combined capacity) that were both due to expire in September 2016 were extended to April 2017 or September 2018. An additional credit facility ($100 capacity) that was due to expire in September 2016 was not amended. At the end of September 2016, Arconic had eight credit facilities (excluding its Five-Year Revolving Credit Facility), providing a combined borrowing capacity of $890.

The purpose of any borrowings under these credit arrangements is to provide for working capital requirements and for other general corporate purposes. The covenants contained in all these arrangements are the same as Arconic’s Five-Year Revolving Credit Agreement (see the Financing Activities section of Liquidity and Capital Resources included in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Arconic’s 2015 Form 10-K).

Within each of the first, second and third quarters of 2016, Arconic borrowed and repaid $1,305 under the respective credit arrangements. The weighted-average interest rate and weighted-average days outstanding of the respective borrowings during the first, second and third quarters of 2016 were 1.87%, 1.82% and 1.91%, respectively, and 57 days, 78 days and 53 days, respectively.

Arconic’s cost of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to Arconic’s debt by the major credit rating agencies.

On March 31, 2016, Moody’s Investor Service (Moody’s) affirmed the following ratings for Arconic: long-term debt at Ba1 and short-term debt at Speculative Grade Liquidity Rating-1. Additionally, Moody’s changed the current outlook from rating under review to negative. On June 30, 2016, Moody’s maintained the current outlook as negative based on the filing of a Form 10 registration statement related to the planned separation of Arconic. On September 22, 2016, Moody’s placed the long-term debt rating Ba1 as under review for possible downgrade. On November 1, 2016, Moody’s downgraded Arconic’s long-term debt to Ba2 and short-term debt to Speculative Grade Liquidity-2 based upon the completion of the Separation Transaction. Additionally, Moody’s changed the current outlook to stable.

On April 21, 2016, Fitch affirmed the following ratings for Arconic: long-term debt at BB+ and short-term debt at B. Additionally, Fitch changed the current outlook from positive to evolving. On July 7, 2016, Fitch changed the current outlook from evolving to stable based on the filing of a Form 10 registration statement related to the planned separation of Arconic.

On April 29, 2016, Standard and Poor’s Ratings Service (S&P) affirmed the following ratings for Arconic: long-term debt at BBB- and short-term debt at A-3. Additionally, S&P maintained the current outlook as stable. On September 19, 2016, S&P affirmed its ratings for Arconic: long-term debt at BBB- and short-term debt at A-3. Additionally, S&P maintained the current outlook as stable.

Investing Activities

Cash provided from investing activities was $79 in the 2016 nine-month period compared with cash used for investing activities of $603 in the 2015 nine-month period, resulting in an increase in cash provided of $682.

In the 2016 nine-month period, the source of cash was mainly due to $683 in proceeds from the sale of assets and businesses, mostly related to $457 in proceeds from the redemption of company-owned life insurance policies, $120 in proceeds related to the sale of the Intalco smelter wharf property, and $102 in proceeds ($99 net of transaction costs) from the sale of the Remmele Medical business (see Engineered Products and Solutions in Segment Information above), which was part of Arconic’s acquisition of RTI in July 2015; and $280 in sales of investments, composed primarily of $145 for an equity interest in a natural gas pipeline in Australia and $130 for fixed income and equity securities held by Arconic’s captive insurance company. These items were partially offset by $814 in capital expenditures, 29% of which related to growth projects, including the aerospace expansion (thick plate stretcher) at the Davenport, IA plant.

The use of cash in the 2015 nine-month period was mainly due to $782 in capital expenditures, 41% of which related to growth projects, including the aerospace expansion at the La Porte, IN plant, the automotive expansion at the Alcoa, TN plant, the aerospace expansion (thick plate stretcher) at the Davenport, IA plant, the aerospace expansion (isothermal press) at the Savannah, GA plant (Firth Rixson), and the specialty foil expansion at the Itapissuma plant in Brazil; and $205 (net of cash acquired) for the acquisition of TITAL. These items were slightly offset by $302 in cash acquired with RTI, $112 in proceeds from the sale of assets and businesses, composed of three land sales in Australia and the United States combined and post-closing adjustments related to an ownership stake in a smelter, four rolling mills, and an ownership stake in a bauxite mine/alumina refinery divested between December 2014 and March 2015.

Noncash Financing Activities

In September 2016, a subsidiary of Arconic issued $1,250 in new senior notes in preparation for the completion of the Separation Transaction. The net proceeds of $1,228 from the debt issuance, along with additional cash on hand, were required to be put into escrow contingent on the completion of the Separation Transaction. As a result, the $1,228 was not reflected on Arconic’s Statement of Consolidated Cash Flows as it represents a noncash financing activity.

On October 5, 2016, Arconic completed a 1-for-3 Reverse Stock Split. The Reverse Stock Split reduced the number of shares of common stock outstanding from approximately 1.3 billion shares to approximately 0.4 billion shares. The number of authorized shares of common stock was also decreased from 1.8 billion to 600 million shares. The par value of the common stock remained at $1.00 per share. Accordingly, Common stock and Additional capital in the Company’s Consolidated Balance Sheet at September 30, 2016 were updated to reflect a decrease and increase of $877, respectively, as if the reverse stock split occurred on September 30, 2016. This transaction was not reflected on the Statement of Consolidated Cash Flows for the nine months ended September 30, 2016 as it represents a noncash financing activity.

In August 2016, Arconic retired its outstanding treasury stock consisting of approximately 76 million shares. As a result, Common stock and Additional capital were decreased by $76 and $2,563, respectively, to reflect the retirement of the treasury shares. This transaction was not reflected on the Statement of Consolidated Cash Flows for the nine months ended September 30, 2016 as it represents a noncash financing activity.

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Arconic’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts relating to the growth of the aerospace, automotive, commercial transportation and other end markets; statements regarding future financial results or operating performance; statements about Arconic’s strategies, outlook, business and financial prospects; statements regarding potential share gains; and statements regarding the separation. These statements reflect beliefs and assumptions that are based on Arconic’s perception of historical trends, current conditions and expected future developments, as well as other factors management believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict. Although Arconic believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectation will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to: (a) the possibility that various closing conditions for the separation may not be satisfied; (b) the impact of the separation on the businesses of Arconic; (c) deterioration in global economic and financial market conditions generally; (d) unfavorable changes in the markets served by Arconic; (e) the impact of changes in foreign currency exchange rates on costs and results; (f) the inability to achieve the level of revenue growth, cash generation, cost savings, improvement in profitability and margins, fiscal discipline, or strengthening of competitiveness and operations anticipated from restructuring programs and productivity improvement, cash sustainability, technology advancements and other initiatives; (g) changes in discount rates or investment returns on pension assets; (h) Arconic’s inability to realize expected benefits, in each case as planned and by targeted completion dates, from acquisitions, divestitures, facility closures, curtailments, expansions, or joint ventures; (i) the impact of cyber attacks and potential information technology or data security breaches; (j) political, economic, and regulatory risks in the countries in which Arconic operates or sells products; (k) material adverse changes in aluminum industry conditions, including fluctuations in London Metal Exchange-based aluminum prices; (l) the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation; (m) the other risk factors summarized in Arconic’s Form 10-K for the year ended December 31, 2015, including under Part I, Item 1A thereof, and in the following sections of this report: Note J and the Derivatives section of Note Q to the Consolidated Financial Statements; and the discussion included above under Segment Information. Arconic disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law. Market projections are subject to the risks discussed above and other risks in the market.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

See the Derivatives section of Note Q to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Arconic’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Other Matters

On May 27, 2016, Arconic filed a complaint in the Delaware Court of Chancery seeking a declaratory judgment on an expedited basis to forestall what the complaint alleges are continuing threats by Alumina Limited of Australia (“Alumina Limited”) and certain related parties to attempt to interfere with Alcoa Inc.’s separation and distribution. Alumina Limited has claimed that it has certain consent and other rights under certain agreements governing Alcoa World Alumina and Chemicals (AWAC), a global joint venture between Arconic and Alumina Limited, in connection with the separation and distribution.

On September 1, 2016, Arconic, Alumina Limited, Alcoa Corporation and certain of their respective subsidiaries entered into a settlement and release agreement (the “settlement agreement”) providing for a full settlement and release by each party of claims arising from or relating to the Delaware litigation. The settlement agreement also provides for certain changes to the governance and financial policies of the AWAC joint venture, which became effective upon the completion of the Separation Transaction on November 1, 2016, as well as certain additional changes to their AWAC agreements that become effective only in the event of a change in control of Alumina Limited or Alcoa Corporation. The settlement agreement is not expected to have a material effect, adverse or otherwise, on the future operating results of Alcoa Corporation.

Item 4. Mine Safety Disclosures.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Securities and Exchange Commission Regulation S-K (17 CFR 229.104) is included in Exhibit 95 of this report, which is incorporated herein by reference.

Item 6. Exhibits.

2(a).	Separation and Distribution Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(b).	Transition Services Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(c).	Tax Matters Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(d).	Employee Matters Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(e).	Alcoa Corporation to Arconic Inc. Patent, Know-How, and Trade Secret License Agreement, dated as of October 31, 2016, by and between Alcoa USA Corp. and Arconic Inc., incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(f).	Arconic Inc. to Alcoa Corporation Patent, Know-How, and Trade Secret License Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa USA Corp., incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(g).	Alcoa Corporation to Arconic Inc. Trademark License Agreement, dated as of October 31, 2016, by and between Alcoa USA Corp. and Arconic Inc., incorporated by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(h).	Toll Processing and Services Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Warrick LLC, incorporated by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(i).	Master Agreement for the Supply of Primary Aluminum, dated as of October 31, 2016, by and between Alcoa Corporation and its affiliates and Arconic Inc., incorporated by reference to Exhibit 2.9 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(j).	Massena Lease and Operations Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to Exhibit 2.10 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(k).	English Translation of Fusina Lease and Operations Agreement by and between Alcoa Servizi S.r.l. and Fusina Rolling S.r.l., dated as of August 4, 2016

3(a).	Articles of Incorporation of Arconic Inc., as amended effective as of November 1, 2016

3(b).	By-Laws of Arconic Inc., as amended effective as of November 1, 2016

10(a).	Amendment No. 1, dated September 16, 2016, to the Five-Year Revolving Credit Agreement dated as of July 25, 2014, among Arconic Inc., the lenders and issuers named therein, Citibank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A. as syndication agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 19, 2016

10(b).	Stockholder and Registration Rights Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 4, 2016

10(c).	Amended and Restated Deferred Fee Plan for Directors, effective November 1, 2016

10(d).	Non-Employee Director Compensation Policy, effective November 1, 2016

12.	Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arconic Inc.

November 9, 2016	By /s/ KEN GIACOBBE
Date	Ken Giacobbe
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

November 9, 2016	By /s/ PAUL MYRON
Date	Paul Myron
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

2(a).	Separation and Distribution Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(b).	Transition Services Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(c).	Tax Matters Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(d).	Employee Matters Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(e).	Alcoa Corporation to Arconic Inc. Patent, Know-How, and Trade Secret License Agreement, dated as of October 31, 2016, by and between Alcoa USA Corp. and Arconic Inc., incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(f).	Arconic Inc. to Alcoa Corporation Patent, Know-How, and Trade Secret License Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa USA Corp., incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(g).	Alcoa Corporation to Arconic Inc. Trademark License Agreement, dated as of October 31, 2016, by and between Alcoa USA Corp. and Arconic Inc., incorporated by reference to Exhibit 2.7 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(h).	Toll Processing and Services Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Warrick LLC, incorporated by reference to Exhibit 2.8 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(i).	Master Agreement for the Supply of Primary Aluminum, dated as of October 31, 2016, by and between Alcoa Corporation and its affiliates and Arconic Inc., incorporated by reference to Exhibit 2.9 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(j).	Massena Lease and Operations Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to Exhibit 2.10 to the Company’s Current Report on Form 8-K dated November 4, 2016

2(k).	English Translation of Fusina Lease and Operations Agreement by and between Alcoa Servizi S.r.l. and Fusina Rolling S.r.l., dated as of August 4, 2016

3(a).	Articles of Incorporation of Arconic Inc., as amended effective as of November 1, 2016

3(b).	By-Laws of Arconic Inc., as amended effective as of November 1, 2016

10(a).	Amendment No. 1, dated September 16, 2016, to the Five-Year Revolving Credit Agreement dated as of July 25, 2014, among Arconic Inc., the lenders and issuers named therein, Citibank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A. as syndication agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 19, 2016

10(b).	Stockholder and Registration Rights Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 4, 2016

10(c).	Amended and Restated Deferred Fee Plan for Directors, effective November 1, 2016

10(d).	Non-Employee Director Compensation Policy, effective November 1, 2016

12.	Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

95.	Mine Safety Disclosure

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document