Form 10-Q
period 2017-03-31
Arconic Inc.
filed 2017-05-02
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-3610

ARCONIC INC.

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	25-0317820
(State of incorporation)	(I.R.S. Employer Identification No.)

390 Park Avenue, New York, New York	10022-4608
(Address of principal executive offices)	(Zip code)

Investor Relations 212-836-2758

Office of the Secretary 212-836-2732

(Registrant’s telephone number including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 21, 2017, there were 440,826,482 shares of common stock, par value $1.00 per share, of the registrant were outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Arconic and subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	First quarter ended March 31,
	2017	2016
Sales (I)	$3,192	$3,055

Cost of goods sold (exclusive of expenses below)	2,492	2,400
Selling, general administrative, and other expenses	221	205
Research and development expenses	28	31
Provision for depreciation and amortization	133	133
Restructuring and other charges (D & E)	73	16
Interest expense	115	121
Other income, net (G)	(354)	(12)

Total costs and expenses	2,708	2,894

Income from continuing operations before income taxes	484	161
Provision for income taxes	162	51

Income from continuing operations after income taxes	322	110
Loss from discontinued operations after income taxes (G)	—	(99)

Net income	322	11
Less: Loss from discontinued operations attributable to noncontrolling interests (G)	—	(5)

Net income attributable to Arconic	$322	$16

Amounts Attributable to Arconic Common Shareholders (J):
Net income (loss)	$305	$(2)

Earnings per share - basic
Continuing operations	$0.69	$0.21
Discontinued operations	—	(0.21)

Net income per share - basic	$0.69	$0.00

Earnings per share - diluted
Continuing operations	$0.65	$0.21
Discontinued operations	—	(0.21)

Net income per share - diluted	$0.65	$0.00

Dividends paid per share	$0.06	$0.09

Weighted Average Shares Outstanding (J):
Average shares outstanding - basic	440	438

Average shares outstanding - diluted	499	438

The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries

Statement of Consolidated Comprehensive Income (Loss) (unaudited)

(in millions)

	Arconic		Noncontrolling Interests		Total
	First quarter ended March 31,		First quarter ended March 31,		First quarter ended March 31,
	2017	2016	2017	2016	2017	2016
Net income (loss)	$322	$16	$—	$(5)	$322	$11
Other comprehensive income (loss), net of tax (C):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	31	32	—	1	31	33
Foreign currency translation adjustments	67	303	—	107	67	410
Net change in unrealized gains/losses on available-for-sale securities	(33)	1	—	—	(33)	1
Net change in unrecognized gains/losses on cash flow hedges	5	(80)	—	(2)	5	(82)

Total Other comprehensive income, net of tax	70	256	—	106	70	362

Comprehensive income	$392	$272	$—	$101	$392	$373

The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	March 31,	December 31,
	2017	2016
Assets
Current Assets:
Cash and cash equivalents	$2,553	$1,863
Receivables from customers, less allowances of $12 in 2017 and $13 in 2016 (K)	1,148	974
Other receivables (G & K)	362	477
Inventories (F)	2,328	2,253
Prepaid expenses and other current assets	319	325

Total current assets	6,710	5,892
Properties, plants, and equipment	11,633	11,572
Less: accumulated depreciation and amortization	6,160	6,073

Properties, plants, and equipment, net	5,473	5,499

Goodwill	5,170	5,148
Deferred income taxes	1,084	1,234
Investment in common stock of Alcoa Corporation (G & N)	446	1,020
Other noncurrent assets	1,274	1,245

Total Assets	$20,157	$20,038

Liabilities
Current liabilities:
Short-term borrowings	$47	$36
Accounts payable, trade	1,597	1,744
Accrued compensation and retirement costs	328	398
Taxes, including income taxes	81	85
Accrued interest payable	114	153
Other current liabilities	420	329
Long-term debt due within one year	—	4

Total current liabilities	2,587	2,749
Long-term debt, less amount due within one year (M & N)	8,046	8,044
Accrued pension benefits	2,293	2,345
Accrued other postretirement benefits	867	889
Other nocurrent liabilities and deferred credits	869	870

Total liabilities	14,662	14,897

Contingencies and commitments (H)

Equity
Arconic shareholders’ equity:
Preferred stock	55	55
Mandatory convertible preferred stock	3	3
Common stock	441	438
Additional capital	8,249	8,214
Accumulated deficit	(768)	(1,027)
Accumulated other comprehensive loss (C)	(2,498)	(2,568)

Total Arconic shareholders’ equity	5,482	5,115

Noncontrolling interests	13	26

Total Equity	5,495	5,141

Total Liabilities and Equity	$20,157	$20,038

The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Three months ended March 31,
	2017	2016
Cash from Operations
Net income	$322	$11
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion and amortization	133	309
Deferred income taxes	20	(86)
Equity income, net of dividends	—	4
Restructuring and other charges	73	93
Net (gain) loss from investing activities - asset sales (G)	(349)	2
Net periodic pension benefit cost (L)	54	83
Stock-based compensation	28	26
Other	18	15
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables	(299)	(139)
(Increase) in inventories	(85)	(58)
Decrease (increase) in prepaid expenses and other current assets	20	(3)
(Decrease) in accounts payable, trade	(122)	(272)
(Decrease) in accrued expenses	(112)	(343)
Increase in taxes, including income taxes	111	64
Pension contributions	(53)	(70)
(Increase) in noncurrent assets	(34)	(13)
(Decrease) in noncurrent liabilities	(25)	(53)

Cash used for operations	(300)	(430)

Financing Activities
Net change in short-term borrowings (original maturities of three months or less)	8	2
Additions to debt (original maturities greater than three months)	360	439
Payments on debt (original maturities greater than three months)	(360)	(441)
Proceeds from exercise of employee stock options	22	—
Dividends paid to shareholders	(45)	(57)
Distributions to noncontrolling interests	(14)	(50)
Other	(14)	—

Cash used for financing activities	(43)	(107)

Investing Activities
Capital expenditures	(103)	(251)
Proceeds from the sale of assets and businesses (E)	(10)	222
Additions to investments	—	(7)
Sales of investments (G)	888	19
Net change in restricted cash	14	4
Other (G)	240	12

Cash provided from (used for) investing activities	1,029	(1)

Effect of exchange rate changes on cash and cash equivalents	4	3

Net change in cash and cash equivalents	690	(535)
Cash and cash equivalents at beginning of year	1,863	1,919

Cash and cash equivalents at end of period	$2,553	$1,384

The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions, except per-share amounts)

	Arconic Shareholders
	Preferred stock	Mandatory convertible preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Noncontrolling interests	Total Equity
Balance at December 31, 2015	$55	$3	$1,391	$10,019	$8,834	$(2,825)	$(5,431)	$2,085	$14,131
Net income (loss)	—	—	—	—	16	—	—	(5)	11
Other comprehensive income (C)	—	—	—	—	—	—	256	106	362
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	—	(1)	—	—	—	(1)
Preferred-Class B @ $6.71875 per share	—	—	—	—	(17)	—	—	—	(17)
Common @ $0.18 per share	—	—	—	—	(79)	—	—	—	(79)
Stock-based compensation	—	—	—	26	—	—	—	—	26
Common stock issued:
compensation plans	—	—	—	(189)	—	168	—	—	(21)
Distributions	—	—	—	—	—	—	—	(50)	(50)
Other	—	—	—	—	—	—	—	(1)	(1)

Balance at March 31, 2016	$55	$3	$1,391	$9,856	$8,753	$(2,657)	$(5,175)	$2,135	$14,361

	Arconic Shareholders
	Preferred stock	Mandatory convertible preferred stock	Common stock	Additional capital	Accumulated deficit	Treasury stock	Accumulated other comprehensive loss	Noncontrolling interests	Total Equity
Balance at December 31, 2016	$55	$3	$438	$8,214	$(1,027)	$—	$(2,568)	$26	$5,141
Net income	—	—	—	—	322	—	—	—	322
Other comprehensive income (C)	—	—	—	—	—	—	70	—	70
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	—	(1)	—	—	—	(1)
Preferred-Class B @ $6.71875 per share	—	—	—	—	(16)	—	—	—	(16)
Common @ $0.12 per share	—	—	—	—	(54)	—	—	—	(54)
Stock-based compensation	—	—	—	28	—	—	—	—	28
Common stock issued:
compensation plans	—	—	3	7	—	—	—	—	10
Distributions	—	—	—	—	—	—	—	(14)	(14)
Other	—	—	—	—	8	—	—	1	9

Balance at March 31, 2017	$55	$3	$441	$8,249	$(768)	$—	$(2,498)	$13	$5,495

The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries

Notes to the Consolidated Financial Statements (unaudited)

(dollars in millions, except per-share amounts)

A. Basis of Presentation

The interim Consolidated Financial Statements of Arconic Inc. and its subsidiaries (“Arconic” or the “Company”) are unaudited. These Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2016 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). This Form 10-Q report should be read in conjunction with Arconic’s Annual Report on Form 10-K for the year ended December 31, 2016, which includes all disclosures required by GAAP. Certain amounts in previously issued financial statements were reclassified to conform to the current period presentation (see Note B and Note I).

The separation of Alcoa Inc. into two standalone, publicly-traded companies, Arconic Inc. (the new name for Alcoa Inc.) and Alcoa Corporation, became effective on November 1, 2016 (the “Separation Transaction”). The financial results of Alcoa Corporation for all periods prior to the Separation Transaction have been retrospectively reflected in the Statement of Consolidated Operations as discontinued operations and, as such, have been excluded from continuing operations and segment results for the first quarter ended March 31, 2016. The cash flows, equity and comprehensive income related to Alcoa Corporation have not been segregated and are included in the Statement of Consolidated Cash Flows, Statement of Changes in Consolidated Equity and Statement of Consolidated Comprehensive Income (Loss), respectively, for the first quarter ended March 31, 2016.

Pursuant to the authorization provided at a special meeting of Arconic common shareholders held on October 5, 2016, shareholders approved a 1-for-3 reverse stock split of Arconic’s outstanding and authorized shares of common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, every three shares of issued and outstanding common stock were combined into one issued and outstanding share of common stock, without any change in the par value per share. The Reverse Stock Split reduced the number of shares of common stock outstanding from approximately 1.3 billion shares to approximately 0.4 billion shares. The Company’s common stock began trading on a reverse stock split-adjusted basis on the New York Stock Exchange on October 6, 2016.

B. Recently Adopted and Recently Issued Accounting Guidance

Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued changes to employee share-based payment accounting. Previously, an entity determined for each share-based payment award whether the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes resulted in either an excess tax benefit or a tax deficiency. Excess tax benefits were recognized in additional paid-in capital; tax deficiencies were recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. Excess tax benefits were not recognized until the deduction reduced taxes payable. The changes require all excess tax benefits and tax deficiencies related to share-based payment awards to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. Additionally, the presentation of excess tax benefits related to share-based payment awards in the statement of cash flows changed. Previously, excess tax benefits were separated from other income tax cash flows and classified as a financing activity. The changes require excess tax benefits to be classified along with other income tax cash flows as an operating activity. Also, the changes require cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity. Additionally, for a share-based award to qualify for equity classification it previously could not be partially settled in cash in excess of the employer’s minimum statutory withholding requirements. The changes permit equity classification of share-based awards for withholdings up to the maximum statutory tax rates in applicable jurisdictions. These changes became effective for Arconic on January 1, 2017. Management has concluded that the adoption of this guidance did not have a material effect on the Consolidated Financial Statements.

In March 2016, the FASB issued changes eliminating the requirement for an investor to adjust an equity method investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held as a result of an increase in the level of ownership interest or degree of influence. Additionally, an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting must recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. These changes became effective for Arconic on January 1, 2017. Management has concluded that the adoption of this guidance did not have a material impact on the Consolidated Financial Statements.

In March 2016, the FASB issued changes to derivative instruments designated as hedging instruments. These changes clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. These changes became effective for Arconic on January 1, 2017. Management has determined that the adoption of this guidance did not have a material impact on the Consolidated Financial Statements.

In October 2016, the FASB issued changes to the accounting for Intra-Entity transactions, other than inventory. Previously, no immediate tax impact was recognized in the consolidated financial statements as a result of intra-entity transfers of assets. The previous standard precluded an entity from reflecting a tax benefit or expense from an intra-entity transfer between entities that file separate tax returns, whether or not such entities were in different tax jurisdictions, until the asset was sold to a third party or otherwise recovered. The previous standard also prohibited recognition by the buyer of a deferred tax asset for the temporary difference arising from the excess of the buyer’s tax basis over the cost to the seller. The changes require the current and deferred income tax consequences of the intra-entity transfer to be recorded when the transaction occurs. The exception to defer the tax consequences of inventory transactions is maintained. These changes became effective for Arconic on January 1, 2017. Management has determined that the adoption of this guidance did not have a material impact on the Consolidated Financial Statements.

In January 2017, the FASB issued changes to the subsequent measurement of goodwill by eliminating step 2 from the goodwill impairment test, which previously required measurement of any goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. An entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value without exceeding the total amount of goodwill allocated to that reporting unit. Arconic has elected to early adopt this guidance as of January 1, 2017 and will apply it on a prospective basis. Management does not anticipate that the adoption of these changes will have a material impact on the Consolidated Financial Statements.

In January 2017, the FASB issued changes which narrow the definition of a business and require an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, which would not constitute the acquisition of a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. Arconic has elected to early adopt this guidance as of January 1, 2017 and will apply it on a prospective basis. Management does not anticipate that the adoption of these changes will have a material impact on the Consolidated Financial Statements.

Issued

In May 2014, the FASB issued changes to the recognition of revenue from contracts with customers. These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. In August 2015, the FASB deferred the effective date of the new guidance by one year, making these changes effective for Arconic on January 1, 2018. The Company has formed a project assessment and adoption team and is currently reviewing contract terms and assessing the impact of adopting the new guidance on the Consolidated Financial Statements. An estimate of the impact of this standard is not currently determinable.

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

In February 2016, the FASB issued changes to the accounting and presentation of leases. These changes require lessees to recognize a right of use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right of use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option, or not exercise an option to terminate the lease. These changes become effective for Arconic on January 1, 2019. Management is currently evaluating the potential impact of these changes on the Consolidated Financial Statements. An estimate of the impact of this standard is not currently determinable.

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

In March 2017, the FASB issued changes to shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. These changes become effective for Arconic on January 1, 2019 and early adoption is permitted. Management has determined that the adoption of these changes will not have a material impact on the Consolidated Financial Statements.

In March 2017, the FASB issued changes to the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires registrants to present the service cost component of net periodic benefit cost in the same income statement line item or items as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for asset capitalization. Registrants will present the other components of net periodic benefit cost separately from the service cost component; and, the line item or items used in the income statement to present the other components of net periodic benefit cost must be disclosed. These changes become effective for Arconic on January 1, 2018, including interim periods within those fiscal years. Early adoption is permitted as of the beginning of an annual period. The new standard must be adopted retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the income statement, and prospectively for the asset capitalization of the service cost component of net periodic benefit cost. Management is currently evaluating the potential impact of these changes on the Consolidated Financial Statements.

C. Accumulated Other Comprehensive Loss

The following table details the activity of the four components that comprise Accumulated other comprehensive loss for both Arconic’s shareholders and noncontrolling interests:

	Arconic		Noncontrolling Interests
	First quarter ended		First quarter ended
	March 31,		March 31,
	2017	2016	2017	2016
Pension and other postretirement benefits (L)
Balance at beginning of period	$(2,010)	$(3,611)	$—	$(56)
Other comprehensive (loss) income:
Unrecognized net actuarial loss and prior service cost	(6)	(59)	—	—
Tax benefit	1	23	—	—

Total Other comprehensive loss before reclassifications, net of tax	(5)	(36)	—	—

Amortization of net actuarial loss and prior service cost(1)	55	104	—	2
Tax expense(2)	(19)	(36)	—	(1)

Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	36	68	—	1

Total Other comprehensive income	31	32	—	1

Balance at end of period	$(1,979)	$(3,579)	$—	$(55)

Foreign currency translation
Balance at beginning of period	$(689)	$(2,412)	$(2)	$(780)
Other comprehensive income(3)	67	303	—	107

Balance at end of period	$(622)	$(2,109)	$(2)	$(673)

Available-for-sale securities
Balance at beginning of period	$132	$(5)	$—	$—
Other comprehensive (loss) income(4)	(33)	1	—	—

Balance at end of period	$99	$(4)	$—	$—

Cash flow hedges
Balance at beginning of period	$(1)	$597	$—	$(3)
Other comprehensive income (loss):
Net change from periodic revaluations	8	(117)	—	(3)
Tax (expense) benefit	(3)	37	—	1

Total Other comprehensive income (loss) before reclassifications, net of tax	5	(80)	—	(2)

Net amount reclassified to earnings	—	(2)
Tax benefit(2)	—	2	—	—

Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	—	—	—	—

Total Other comprehensive income (loss)	5	(80)	—	(2)

Balance at end of period	$4	$517	$—	$(5)

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note L).
(2)	These amounts were included in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(4)	Realized gains and losses were included in Other income, net on the accompanying Statement of Consolidated Operations.

(5)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings. These amounts were reflected on the accompanying Statement of Consolidated Operations in the line items indicated in footnotes 2 through 4.

D. Restructuring and Other Charges

In the first quarter of 2017, Arconic recorded Restructuring and other charges of $73 ($69 after-tax), which included $19 ($13 after-tax) for layoff costs related to cost reduction initiatives including the separation of approximately 328 employees (114 in the Engineered Products and Solutions segment, 132 in the Global Rolled Products segment, 40 in the Transportation and Construction Solutions segment, and 42 in Corporate); a charge of $60 ($60 after-tax) related to the sale of the Fusina, Italy rolling mill; a net benefit of $5 ($3 after-tax) for other miscellaneous items; and a favorable benefit of $1 ($1 after-tax) for the reversal of a number of small layoff reserves related to prior periods.

In the first quarter of 2016, Arconic recorded Restructuring and other charges of $16 ($11 after-tax), which included $17 ($11 after-tax) for layoff costs, including the separation of approximately 530 employees (500 in the Engineered Products and Solutions segment and 30 in the Global Rolled Products segment) and a favorable benefit of $1 ($0 after-tax) for the reversal of a number of small layoff reserves related to prior periods.

Arconic does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	First quarter ended
	March 31,
	2017	2016
Engineered Products and Solutions	$6	$8
Global Rolled Products	57	2
Transportation and Construction Solutions	3	—

Segment Total	66	10
Corporate	7	6

Total Restructuring and other charges	$73	$16

As of March 31, 2017, approximately 5 of the 328 employees associated with 2017 restructuring programs, approximately 1,075 of the 1,800 employees associated with 2016 restructuring programs, and approximately 1,120 of the 1,220 employees (previously 1,240 – updated to reflect employees accepting other positions within Arconic and natural attrition) associated with the 2015 restructuring programs were separated. Most of the remaining separations for the 2017 restructuring programs and all of the remaining separations for the 2016 and 2015 restructuring programs are expected to be completed by the end of 2017.

In the 2017 first quarter, cash payments of $1, $14 and $3 were made against the layoff reserves related to 2017, 2016 and 2015 restructuring programs, respectively.

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2015	$84	$9	$93
2016:
Cash payments	(73)	(13)	(86)
Restructuring charges	70	27	97
Other*	(31)	(14)	(45)

Reserve balances at December 31, 2016	50	9	59

2017:
Cash payments	(18)	(4)	(22)
Restructuring charges	20	—	20
Other*	(2)	(1)	(3)

Reserve balances at March 31, 2017	$50	$4	$54

*	Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation. In 2016, Other for other exit costs also included reclassifications of $8 in asset retirement, $2 in environmental obligations and $4 in legal obligations as these liabilities were included in Arconic’s separate reserves for asset retirement obligations, environmental remediation and legal costs.

The remaining reserves are expected to be paid in cash during the remainder of 2017, except for approximately $1 to $5, which is expected to be paid over the next several years for ongoing site remediation work and special layoff benefit payments.

E. Acquisitions and Divestitures

In April 2016, Arconic completed the sale of the Remmele Medical business to LISI MEDICAL for $102 in cash ($99 net of transaction costs). This business, which was part of the RTI International Metals acquisition, manufactures precision-machined metal products for customers in the minimally invasive surgical device and implantable device markets. While owned by Arconic, the operating results and assets and liabilities of this business were included in the Engineered Products and Solutions segment. This business generated third-party sales of approximately $16 in the first quarter of 2016, and, at the time of the divestiture, had approximately 330 employees. This transaction is no longer subject to post-closing adjustments.

In March 2017, Arconic completed the sale of its Fusina, Italy rolling mill to Slim Aluminium. While owned by Arconic, the operating results and assets and liabilities of the Fusina, Italy rolling mill were included in the Global Rolled Products segment. As part of the transaction, Arconic injected $10 of cash into the business and provided a third party guarantee with a fair value of $5 related to Slim Aluminium’s environmental remediation. The Company recorded a loss on the sale of $60, which was recorded in Restructuring and other charges (see Note D) on the Statement of Consolidated Operations. The rolling mill generated third-party sales of approximately $37 and $38 for the quarters ended March 31, 2017 and 2016, respectively. At the time of the divestiture, the rolling mill had approximately 312 employees.

F. Inventories

	March 31, 2017	December 31, 2016
Finished goods	$648	$625
Work-in-process	1,223	1,144
Purchased raw materials	380	408
Operating supplies	77	76

Total inventories	$2,328	$2,253

At March 31, 2017 and December 31, 2016, the total amount of inventories valued on a LIFO basis was $1,002 and $947, respectively. If valued on an average-cost basis, total inventories would have been $390 and $371 higher at March 31, 2017 and December 31, 2016, respectively.

G. Separation Transaction and Discontinued Operations

On November 1, 2016, Arconic completed the Separation Transaction. Alcoa Inc., which was re-named Arconic Inc., continued to own the Engineered Products and Solutions, the Global Rolled Products (except for the Warrick, IN rolling operations and the equity interest in the rolling mill at the joint venture in Saudi Arabia), and the Transportation and Construction Solutions segments. Alcoa Corporation included the Alumina and Primary Metals segments and the Warrick, IN rolling operations and equity interest in the rolling mill at the joint venture in Saudi Arabia, both of which were formerly part of Arconic’s Global Rolled Products segment. The results of operations of Alcoa Corporation for the three months ended March 31, 2016 are presented as discontinued operations in the Statement of Consolidated Operations.

Arconic completed the Separation Transaction by distribution on November 1, 2016 of 80.1% of the outstanding common stock of Alcoa Corporation to the Company’s shareholders of record as of the close of business on October 20, 2016. Arconic retained 19.9% of the Alcoa Corporation common stock (36,311,767 shares).

The Company recorded the retained interest as a cost method investment in Investment in common stock of Alcoa Corporation in the accompanying Consolidated Balance Sheet. The fair value of Arconic’s retained interest in Alcoa Corporation was $446 and $1,020 at March 31, 2017 and December 31, 2016, respectively. The fair value was based on the closing stock price of Alcoa Corporation as of March 31, 2017 and December 31, 2016 multiplied by the number of shares of Alcoa Corporation common stock owned by the Company at those respective dates. On February 14, 2017, the Company sold 23,353,000 shares of Alcoa Corporation common stock at $38.03 per share, which resulted in cash proceeds of $888 which were recorded in Sale of investments within Investing Activities in the Statement of Consolidated Cash Flows and a gain of $351, which was recorded in Other income, net in the accompanying Statement of Consolidated Operations.

Arconic has a Toll Processing and Services Agreement with Alcoa Corporation for the tolling of metal for the Warrick, Indiana rolling mill. Tolling revenues for the quarter ended March 31, 2017 and accounts receivable at March 31, 2017 were not material to the consolidated results of operations and financial position for the quarter ended March 31, 2017.

Additionally, Arconic buys products from and sells products to various related companies, including Alcoa Corporation, at negotiated prices between the two parties. These transactions, including accounts payable, were not material to the financial position or results of operations of Arconic for the quarter ended March 31, 2017.

As part of the Separation Transaction, Arconic had recorded a receivable in the December 2016 Consolidated Balance Sheet for the net after-tax proceeds from Alcoa Corporation’s sale of the Yadkin Hydroelectric Project. The transaction closed in the first quarter of 2017 and the Company received proceeds of $238 and expects to receive an additional $5 in the second quarter of 2017. The $238 proceeds were included in Other within Investing Activities in the Statement of Consolidated Cash Flows.

The results of operations of Alcoa Corporation are presented as discontinued operations in the Statement of Consolidated Operations as summarized below:

First quarter ended March 31,
2016
Sales	$1,892

Cost of goods sold (exclusive of expenses below)	1,641
Selling, general administrative, and other expenses	55
Research and development expenses	11
Provision for depreciation, depletion and amortization	175
Restructuring and other charges	77
Interest expense	6
Other expenses, net	47

Loss from discontinued operations before income taxes	(120)
Benefit for income taxes	(21)

Loss from discontinued operations after income taxes	(99)
Less: Net loss from discontinued operations attributable to noncontrolling interests	(5)

Net loss from discontinued operations	$(94)

The cash flows related to Alcoa Corporation have not been segregated and are included in the Statement of Consolidated Cash Flows for all periods presented. The following table presents depreciation, depletion and amortization, restructuring and other charges, and purchases of property, plant and equipment of the discontinued operations related to Alcoa Corporation:

First quarter ended March 31,
2016
Depreciation, depletion and amortization	$175
Restructuring and other charges	$77
Capital expenditures	$86

H. Contingencies and Commitments

Contingencies

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

Arconic’s remediation reserve balance was $308 at March 31, 2017 and December 31, 2016 (of which $52 and $48 was classified as a current liability), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated.

Payments related to remediation expenses applied against the reserve were $2 in the first quarter. This amount includes expenditures currently mandated, as well as those not required by any regulatory authority or third party. In the 2017 first quarter, the change in reserve also reflects an increase of $2 due to the effects of foreign currency translation.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be approximately 1% or less of cost of goods sold.

The following discussion provides details regarding the current status of certain significant reserves related to current or former Arconic sites.

Massena West, NY—Arconic has an ongoing remediation project related to the Grasse River, which is adjacent to Arconic’s Massena plant site. Many years ago, it was determined that sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs). The project, which was selected by the U.S. Environmental Protection Agency in a Record of Decision issued in April 2013, is aimed at capping PCB contaminated sediments with concentration in excess of one part per million in the main channel of the river and dredging PCB contaminated sediments in the near-shore areas where total PCBs exceed one part per million. At March 31, 2017 and December 31, 2016, the reserve balance associated with this matter was $227 and $228, respectively. Arconic is in the planning and design phase, which is expected to be completed in 2017. Following that, the actual remediation fieldwork is expected to commence and take approximately four years. The majority of the project funding is expected to be spent between 2017 and 2021.

Tax

Pursuant to the Tax Matters Agreements entered into between Arconic and Alcoa Corporation in connection with the Separation Transaction, Arconic shares responsibility with Alcoa Corporation, and Alcoa Corporation has agreed to partially indemnify Arconic, with respect to the following matter.

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

The combined assessments, remeasured for a tax rate change enacted in November 2014, total $265 (€247), including interest. On January 16, 2017, Spain’s National Court issued a decision in favor of the Company related to the assessment received in September 2010. The Spanish Tax Administration did not file an appeal within the applicable period. A further decision is expected on the application of this ruling to the overall assessment. Spain’s National Court has not yet rendered a decision related to the assessment received in July 2013.

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

Other

In addition to the matters discussed above, various other lawsuits, claims, and proceedings have been or may be instituted or asserted against Arconic, including those pertaining to environmental, product liability, safety and health, and tax matters. While the amounts claimed in these other matters may be substantial, the ultimate liability cannot currently be determined because of the considerable uncertainties that exist. Therefore, it is possible that the Company’s liquidity or results of operations in a period could be materially affected by one or more of these other matters. However, based on facts currently available, management believes that the disposition of these other matters that are pending or asserted will not have a material adverse effect, individually or in the aggregate, on the results of operations, financial position or cash flows of the Company.

Commitments

Guarantees

At March 31, 2017, Arconic had outstanding bank guarantees related to tax matters, outstanding debt, workers’ compensation, environmental obligations, energy contracts, and customs duties, among others. The total amount committed under these guarantees, which expire at various dates between 2017 and 2026, was $45 at March 31, 2017.

Pursuant to the Separation and Distribution Agreement between Arconic and Alcoa Corporation, Arconic was required to provide maximum potential future payment guarantees for Alcoa Corporation issued on behalf of a third party of $330. These guarantees expire at various times between 2017 and 2024, and relate to project financing for Alcoa Corporation’s aluminum complex in Saudi Arabia. Furthermore, Arconic was required to provide guarantees up to an estimated present value amount of $1,600 related to two long-term supply agreements for energy for Alcoa Corporation facilities. In accordance with the Separation and Distribution Agreement, Arconic is only liable for these guaranteed amounts in the event of an Alcoa Corporation payment default. In December 2016, Arconic entered into a one-year claims purchase agreement with a bank covering claims up to $245 related to the Saudi Arabian aluminum complex and two long-term energy supply agreements. Most of the premium related to this claims purchase agreement is being paid by Alcoa Corporation. At March 31, 2017 and December 31, 2016, the combined fair value of the three required guarantees was $35 which was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet.

Arconic was also required to provide guarantees of $50 related to two Alcoa Corporation energy supply contracts. These guarantees expired in March 2017. Additionally, Arconic was required to provide guarantees of $53 related to certain Alcoa Corporation environmental liabilities. Notification of a change in guarantor to Alcoa Corporation was made to the appropriate environmental agencies and as such, Arconic no longer provides these guarantees.

Letters of Credit

Arconic has outstanding letters of credit, primarily related to workers’ compensation, energy contracts and leasing obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates, primarily in 2017, was $107 at March 31, 2017.

Pursuant to the Separation and Distribution Agreement, Arconic was required to retain letters of credit of $61 that had previously been provided related to both Arconic and Alcoa Corporation workers’ compensation claims which occurred prior to November 1, 2016. Alcoa Corporation’s workers’ compensation claims and letter of credit fees paid by Arconic are being billed to and are being fully reimbursed by Alcoa Corporation. Additionally, Arconic was required to provide letters of credit totaling $103 for certain Alcoa Corporation equipment leases and energy contracts. The entire $103 of outstanding letters of credit were cancelled in 2017 when Alcoa Corporation issued its own letters of credit to cover these obligations.

Surety Bonds

Arconic has outstanding surety bonds, primarily related to tax matters, contract performance, workers’ compensation, environmental-related matters, and customs duties. The total amount committed under these surety bonds, which expire at various dates, primarily in 2017, was $121 at March 31, 2017.

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

I. Segment Information

Arconic is a producer of multi-material products including sheet, plate, precision castings, forgings, rolled rings, extrusions, wheels and fasteners. Arconic’s products are used worldwide in transportation (including aerospace, automotive, truck, trailer, rail, and shipping), packaging, building and construction, oil and gas, defense, and industrial applications. Arconic’s segments are organized by product on a worldwide basis. In the first quarter of 2017, the Company changed its primary measure of segment performance from after-tax operating income (ATOI) to adjusted earnings before interest, tax, depreciation and amortization (“adjusted EBITDA”). Segment performance under Arconic’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is adjusted EBITDA. Arconic’s definition of adjusted EBITDA is net margin plus an add-back for depreciation and amortization. Net margin is equivalent to Sales minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; Research and development expenses; and Provision for depreciation and amortization. The adjusted EBITDA presented may not be comparable to similarly titled measures of other companies.

Items required to reconcile combined segment adjusted EBITDA to consolidated net income attributable to Arconic include: the impact of LIFO inventory accounting; metal price lag (the timing difference created when the average price of metal sold differs from the average cost of the metal when purchased by the respective segment - generally, when the price of metal increases, metal price lag is favorable, and when the price of metal decreases, metal price lag is unfavorable); corporate expense (general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities and corporate research and development expenses); the provision for depreciation and amortization; interest expense; restructuring and other charges; other income, net; the results of discontinued operations; income tax expense; and

other items, including intersegment profit eliminations. Prior period information has been recast to conform to current year presentation. The operating results of Arconic’s reportable segments were as follows:

	Engineered		Transportation
	Products and	Global Rolled	and Construction	Combined
	Solutions	Products	Solutions	Segment
First quarter ended
March 31, 2017
Sales:
Third-party sales	$1,485	$1,249	$449	$3,183
Intersegment sales	—	34	—	34
Total sales	$1,485	$1,283	$449	$3,217

Profit and loss:
Depreciation and amortization	64	50	12	126
Adjusted EBITDA	306	171	72	549

First quarter ended
March 31, 2016
Sales:
Third-party sales	$1,449	$1,184	$429	$3,062
Intersegment sales	—	29	—	29
Total sales	$1,449	$1,213	$429	$3,091

Profit and loss:
Depreciation and amortization	65	50	11	126
Adjusted EBITDA	305	155	64	524

The following table reconciles combined segment adjusted EBITDA to consolidated net income attributable to Arconic:

	First quarter ended
	March 31,
	2017	2016
Combined segment adjusted EBITDA	$549	$524
Unallocated amounts:
Depreciation and amortization	(133)	(133)
Interest expense	(115)	(121)
Restructuring and other charges	(73)	(16)
Other income, net	354	12
Discontinued operations	—	(94)
Income taxes	(162)	(51)
Impact of LIFO	(19)	(12)
Metal price lag	22	—
Corporate expense	(91)	(76)
Other	(10)	(17)

Consolidated net income attributable to Arconic	$322	$16

J. Earnings Per Share

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

The information used to compute basic and diluted EPS attributable to Arconic common shareholders was as follows (shares in millions):

	First quarter ended
	March 31,
	2017	2016
Income from continuing operations after income taxes	$322	$110
Less: Preferred stock dividends declared	(17)	(18)

Income from continuing operations available to Arconic common shareholders	305	92
Income (loss) from discontinued operations after income taxes and noncontrolling interests	—	(94)

Net income (loss) available to Arconic common shareholders - basic	305	(2)
Add: Interest expense related to convertible notes	2	—
Add: Dividends related to mandatory convertible preferred stock	17	—

Net income (loss) available to Arconic common shareholders - diluted	$324	$(2)

Average shares outstanding - basic	440	438
Effect of dilutive securities:
Stock options	1	—
Stock and performance awards	5	—
Mandatory convertible preferred stock	39	—
Convertible notes	14	—

Average shares outstanding - diluted	499	438

The following shares were excluded from the calculation of Average shares outstanding – diluted as their effect was anti-dilutive.

	First quarter ended
	March 31,
	2017	2016
Mandatory convertible preferred stock	—	26
Convertible notes	—	9
Stock awards	—	3
Stock options(1)	4	1

(1)	Average option price of shares excluded from the calculation of Average shares outstanding – diluted was $33.32 for the first quarter of 2017 and $38.22 for the first quarter of 2016.

K. Receivables

Arconic has an arrangement with three financial institutions to sell certain customer receivables without recourse on a revolving basis. The sale of such receivables is completed using a bankruptcy remote special purpose entity, which is a consolidated subsidiary of Arconic. This arrangement provides for minimum funding of $200 up to a maximum of $400 for receivables sold. On March 30, 2012, Arconic initially sold $304 of customer receivables in exchange for $50 cash and $254 of deferred purchase program under the arrangement. Arconic has received additional net cash funding of $300 ($1,908 in draws and $1,608 in repayments) since the program’s inception, including net cash repayments totaling $0 ($150 in draws and $150 in repayments) in the three months ended March 31, 2017.

As of March 31, 2017, and December 31, 2016, the deferred purchase program receivable was $219 and $83, respectively, which was included in Other receivables on the accompanying Consolidated Balance Sheet. The deferred purchase program receivable is reduced as collections of the underlying receivables occur; however, as this is a revolving program, the sale of new receivables will result in an increase in the deferred purchase program receivable. The net change in the deferred purchase program receivable was reflected in the (Increase) in receivables line item on the accompanying Statement of Consolidated Cash Flows. This activity is reflected as an operating cash flow because the related customer receivables are the result of an operating activity with an insignificant, short-term interest rate risk.

The gross amount of receivables sold and total cash collected under this program since its inception was $31,267 and $30,697, respectively. Arconic services the customer receivables for the financial institutions at market rates; therefore, no servicing asset or liability was recorded.

L. Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

			Other postretirement
	Pension benefits		benefits
	First quarter ended		First quarter ended
	March 31,		March 31,
	2017	2016	2017	2016
Service cost	$23	$40	$2	$3
Interest cost	58	122	8	18
Expected return on plan assets	(83)	(185)	—	—
Recognized net actuarial loss	55	102	1	6
Amortization of prior service cost (benefits)	1	4	(2)	(6)
Special termination benefits	—	1	—	—

Net periodic benefit cost*	$54	$84	$9	$21
Discontinued operations	—	33	—	12

Net amount recognized in Statement of Consolidated Operations	$54	$51	$9	$9

In conjunction with the Separation Transaction, the Pension Benefit Guaranty Corporation approved management’s plan to separate the Alcoa Inc. pension plans between Arconic Inc. and Alcoa Corporation. The plan stipulates that Arconic will make cash contributions over a period of 30 months to its two largest pension plans. Payments are expected to be made in three increments of no less than $50 each ($150 total) over this 30-month period. The first payment of $50 was made on April 18, 2017.

* Components of Net periodic benefit cost were included within Cost of goods sold, Selling, general administrative, and other expenses, Research and development expenses and Restructuring and other charges in the Statement of Consolidated Operations.

M. Financial Instruments

Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (ii) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The carrying values and fair values of Arconic’s financial instruments were as follows:

	March 31, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	value	value	value	value
Cash and cash equivalents	$2,553	$2,553	$1,863	$1,863
Restricted cash	1	1	15	15
Derivatives - current asset	40	40	14	14
Noncurrent receivables	21	21	21	21
Derivatives - noncurrent asset	24	24	10	10
Available-for-sale securities	103	103	102	102
Investment in common stock of Alcoa Corporation	446	446	1,020	1,020
Short-term borrowings	47	47	36	36
Derivatives - current liability	28	28	5	5
Long-term debt due within one year	—	—	4	4
Derivatives - noncurrent liability	11	11	3	3
Contingent payment related to an acquisition	79	79	78	78
Long-term debt, less amount due within one year	8,046	8,652	8,044	8,519

The following methods were used to estimate the fair values of financial instruments:

Cash and cash equivalents, Restricted cash, and Short-term borrowings. The carrying amounts approximate fair value because of the short maturity of the instruments. The fair value amounts for Cash and cash equivalents and Restricted cash were classified in Level 1, and Short-term borrowings were classified in Level 2.

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

Investment in common stock of Alcoa Corporation. The fair value was based on the closing stock price of Alcoa Corporation on the New York Stock Exchange at March 31, 2017 and December 31, 2016 multiplied by the number of shares of Alcoa Corporation common stock owned by Arconic at those dates. This investment was classified in Level 1 of the fair value hierarchy.

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

N. Subsequent Events

Management evaluated all activity of Arconic and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, with the exception of the events disclosed below.

On April 17, 2017, the Company announced that, effective April 13, 2017, Klaus Kleinfeld, by mutual agreement with the Arconic Board of Directors (the “Board”), had stepped down as Chairman and Chief Executive Officer of Arconic and resigned as a Board member. The Board appointed David P. Hess, a current member of the Board, as Interim Chief Executive Officer of the Company, and Patricia F. Russo, who was then serving as Lead Director of the Company, as Interim Chair of the Board, effective April 13, 2017. The Board has formed a search committee to oversee the selection and appointment of a permanent Chief Executive Officer.

On April 5, 2017, Arconic announced three separate cash tender offers by Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC (together, the “Investment Entities”) for the purchase of the Company’s 6.500% Senior Notes due 2018, 6.750% Senior Notes due 2018, and 5.720% Senior Notes due 2019, up to a maximum purchase amount of $1,000 aggregate principal amount of notes, subject to certain conditions.

On April 19, 2017, Arconic announced that the Investment Entities had purchased notes totaling $795 in aggregate principal amount. On April 24, 2017, the Company purchased $295 in aggregate principal amount of its senior notes from the Investment Entities for cash of $320.

On April 25, 2017, the Company agreed to acquire $500 in aggregate principal amount of the 2018 Notes held by the Investment Entities for consideration, at the Company’s election, consisting of (i) cash, (ii) shares of common stock of Alcoa Corporation owned by the Company or (iii) a combination thereof. On April 26, 2017, the Company elected to acquire such notes (i) in exchange for 12,958,767 Alcoa Corporation shares (the “Debt Exchange”) at $35.91 per share and (ii) for $77 in cash (the “Cash Purchase”). The Debt Exchange is expected to close on May 4, 2017, and the Cash Purchase is expected to close on May 5, 2017, each subject to customary closing conditions. The Investment Entities intend to negotiate to sell to the Company for cash any additional notes tendered to, and purchased by, the Investment Entities pursuant to the tender offers, which are expected to expire on May 2, 2017.

In the second quarter, the Company anticipates recording a pre-tax gain of approximately $167 on the exchange of common stock of Alcoa Corporation and interest expense associated primarily with the early tender of its senior notes of approximately $50 to $60.

Arconic Inc. and certain officers and directors are named as defendants in a lawsuit filed on April 18, 2017 in Pennsylvania state court, the Philadelphia County Court of Common Pleas, by plaintiff shareholder Arthur Ehrlich on behalf of himself and other similarly situated shareholders alleging breach of fiduciary duty related to Arconic’s April 12, 2017 filing of a Form 8-K in which the company disclosed that it had given notice of a “potential change in control” under the terms of a rabbi trust agreement. Plaintiffs allege that this statement constitutes an improper attempt to coerce shareholders into voting for incumbent directors. We believe that this lawsuit is without merit and intend to defend it vigorously.

Arconic Inc. and certain officers and directors are named as defendants in a lawsuit filed on April 19, 2017 in the United States District Court for the Southern District of New York by plaintiff City of Atlanta Firefighters Pension Fund alleging violations of the Exchange Act related to Arconic’s April 12, 2017 filing of a Form 8-K in which the company disclosed that it had given notice of a “potential change in control” under the terms of a rabbi trust agreement. Plaintiff alleges that this statement constitutes an improper attempt to coerce shareholders into voting for incumbent directors. We believe that this lawsuit is without merit and intend to defend it vigorously.

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Arconic Inc.

We have reviewed the accompanying consolidated balance sheet of Arconic Inc. and its subsidiaries (Arconic) as of March 31, 2017, and the related statements of consolidated operations, consolidated comprehensive income (loss), changes in consolidated equity, and consolidated cash flows for the three-month periods ended March 31, 2017 and 2016. These consolidated interim financial statements are the responsibility of Arconic’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related statements of consolidated operations, consolidated comprehensive loss, changes in consolidated equity, and consolidated cash flows for the year then ended (not presented herein), and in our report dated February 28, 2017 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2016, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Pittsburgh, Pennsylvania

May 1, 2017

*	This report should not be considered a “report” within the meanings of Sections 7 and 11 of the Securities Act of 1933, and the independent registered public accounting firm’s liability under Section 11 does not extend to it.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

(dollars in millions, except per share amounts and aluminum prices; production and shipments in thousands of metric tons [kmt])

Overview

Our Business

Arconic (the “Company”) is a global leader in lightweight metals engineering and manufacturing. Arconic’s innovative, multi-material products, which include aluminum, titanium, and nickel, are used worldwide in aerospace, automotive, commercial transportation, packaging, building and construction, oil and gas, defense, consumer electronics, and industrial applications.

The separation of Alcoa Inc. into two standalone, publicly-traded companies, Arconic Inc. (the new name for Alcoa Inc.) and Alcoa Corporation, became effective on November 1, 2016 (the “Separation Transaction”). The financial results of Alcoa Corporation for all periods prior to the Separation Transaction have been retrospectively reflected in the Statement of Consolidated Operations as discontinued operations and, as such, have been excluded from continuing operations and segment results for the first quarter ended March 31, 2016. The cash flows, equity and comprehensive income related to Alcoa Corporation have not been segregated and are included in the Statement of Consolidated Cash Flows, Statement of Changes in Consolidated Equity and Statement of Consolidated Comprehensive Income (Loss), respectively, for the first quarter ended March 31, 2016.

Results of Operations

Earnings Summary:

Income from continuing operations after income taxes. Income from continuing operations after income taxes was $322 for the first quarter of 2017, or $0.65 per diluted share, compared to income from continuing operations after income taxes of $110 for the first quarter of 2016, or $0.21 per diluted share. The increase of $212 was primarily attributable to a gain on the sale of a portion of Arconic’s investment in Alcoa Corporation common stock of $351, net cost savings and higher volumes across Arconic, partially offset by the loss on sale of the Fusina, Italy rolling mill of $60, as well as unfavorable product pricing and mix, primarily in aerospace.

Sales. Sales increased $137, or 4%, in the first quarter of 2017 compared to the same period in 2016. The increase was the result of strong volume growth across all segments and higher aluminum pricing, partially offset by the Tennessee packaging ramp down and unfavorable product pricing in the Engineered Products and Solutions and Global Rolled Products segments.

Cost of goods sold (COGS). COGS as a percentage of Sales was 78.1% in the first quarter of 2017 compared to 78.6% in the first quarter of 2016. The improvement was primarily attributable to net cost savings, partially offset by unfavorable product price and mix.

Selling, general administrative, and other expenses (SG&A). SG&A expenses increased $16 in the first quarter of 2017 compared to the same period in 2016 as a result of proxy, advisory and governance-related costs. Costs associated with the Separation Transaction were $18 in both the first quarter of 2017 and the first quarter of 2016.

Restructuring and other charges. Restructuring and other charges were $73 ($69 after-tax) in the first quarter of 2017 compared to $16 ($11 after-tax) in the first quarter of 2016.

In the first quarter of 2017, Restructuring and other charges included $19 ($13 after-tax) for layoff costs related to cost reduction initiatives including the separation of approximately 328 employees (114 in the Engineered Products and Solutions segment, 132 in the Global Rolled Products segment, 40 in the Transportation and Construction Solutions segment, and 42 in Corporate); a charge of $60 ($60 after-tax) related to the sale of the Fusina, Italy rolling mill; a net benefit of $5 ($3 after-tax) for other miscellaneous items; and a favorable benefit of $1 ($1 after-tax) for the reversal of a number of small layoff reserves related to prior periods.

In the first quarter of 2016, Arconic recorded Restructuring and other charges of $16 ($11 after-tax), which included $17 ($11 after-tax) for layoff costs, including the separation of approximately 530 employees (500 in the Engineered Products and Solutions segment and 30 in the Global Rolled Products segment) and a favorable benefit of $1 ($0 after-tax) for the reversal of a number of small layoff reserves related to prior periods.

Arconic does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	First quarter ended March 31,
	2017	2016
Engineered Products and Solutions	$6	$8
Global Rolled Products	57	2
Transportation and Construction Solutions	3	—

Segment Total	66	10
Corporate	7	6

Total Restructuring and other charges	$73	$16

As of March 31, 2017, approximately 5 of the 328 employees associated with 2017 restructuring programs, approximately 1,075 of the 1,800 employees associated with 2016 restructuring programs, and approximately 1,120 of the 1,220 employees (previously 1,240 – updated to reflect employees accepting other positions within Arconic and natural attrition) associated with the 2015 restructuring programs had been separated. Most of the remaining separations for the 2017 restructuring programs and all of the remaining separations for the 2016 and 2015 restructuring programs are expected to be completed by the end of 2017.

In the 2017 first quarter, cash payments of $1, $14 and $3 were made against the layoff reserves related to 2017, 2016 and 2015 restructuring programs, respectively.

Interest expense. Interest expense decreased $6, or 5%, in the first quarter of 2017 compared to the corresponding period in 2016 primarily due to lower overall debt levels in the current quarter.

Other income, net. Other income, net increased $342 in the first quarter of 2017 compared to the same period in 2016 primarily due to a $351 gain on the sale of a portion of Arconic’s investment in Alcoa Corporation common stock.

Provision for income taxes. The effective tax rate was 33.5% for the first quarter of 2017 and 31.7% in the first quarter of 2016. Arconic’s estimated annual effective tax rate for 2017 was 31.6% as of March 31, 2017, which differs from the federal statutory rate of 35% primarily due to foreign income taxed in lower rate jurisdictions and a tax basis in excess of book basis of Alcoa Corporation common stock sold during February 2017 (see Note G), partially offset by a loss on the sale of a rolling mill in Italy for which no net tax benefit was recognized (see Note E). The March 31, 2017 year-to-date tax provision is comprised of the estimated annual effective tax rate of 31.6% applied to pretax income of $484, a net discrete tax cost of $2 for various small items, and an unfavorable $7 impact related to the interim period treatment of operational losses in certain foreign jurisdictions for which no tax benefit is recognized (impact expected to reverse by the end of 2017).

Arconic’s estimated annual effective tax rate for 2016 was 63.9% as of March 31, 2016 which differs from the federal statutory rate of 35% primarily due to book basis in excess of tax basis of company-owned life insurance contracts that were sold during 2016, and separation expenses for which no tax benefit was recognized. The March 31, 2016 year-to-date tax provision is comprised of the estimated annual effective tax rate of 63.9% applied to pretax income of $161, a $5 discrete income tax charge for valuation allowances of certain deferred tax assets in Australia, and a favorable $58 impact related to the interim period treatment of losses in certain foreign jurisdictions for which no tax benefit was recognized (impact reversed by the end of 2016).

Discontinued operations. Net income attributable to Arconic included losses of $99 from discontinued operations after income taxes and $5 from discontinued operations attributable to noncontrolling interests in the first quarter of 2016.

Segment Information

In the first quarter of 2017, the Company changed its primary measure of segment performance from after-tax operating income (ATOI) to adjusted earnings before interest, tax, depreciation, and amortization (“adjusted EBITDA”). Segment performance under Arconic’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is adjusted EBITDA. Arconic’s definition of adjusted EBITDA is net margin plus an add-back for depreciation and amortization. Net margin is equivalent to Sales minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; Research and development expenses; and Provision for depreciation and amortization. The adjusted EBITDA presented may not be comparable to similarly titled measures of other companies.

Engineered Products and Solutions

	First quarter ended March 31,
	2017	2016
Third-party sales	$1,485	$1,449
Adjusted EBITDA	$306	$305

Third-party sales for the Engineered Products and Solutions segment increased 2% in the first quarter of 2017 compared to the first quarter of 2016. The change was primarily related to increased volumes, partially offset by lower product pricing, the absence of sales ($16) from the divested Remmele Medical business and the effects of foreign currency.

Adjusted EBITDA for the Engineered Products and Solutions segment increased $1 in the first quarter of 2017 compared to the first quarter of 2016. The change was principally the result of net cost savings and higher volumes, largely offset by unfavorable product pricing and mix as well as ramp-up costs. The ramp-up costs are associated with increasing production volumes of new aerospace engine parts and are the result of, for example, higher scrap rates, lower efficiencies, new process development and employee training.

In 2017, demand in the commercial aerospace end market is expected to remain strong, driven by the ramp-up of new aerospace engine platforms, somewhat offset by continued customer destocking and engine ramp-up challenges. Demand in the defense end market is expected to grow due to the continuing ramp-up of certain aerospace programs. Additionally, net cost savings are anticipated while pricing pressure across all markets is likely to continue.

Global Rolled Products (1)

	First quarter ended March 31,
	2017	2016
Third-party sales	$1,249	$1,184
Intersegment sales	34	29

Total sales	$1,283	$1,213

Adjusted EBITDA	$171	$155

Third-party aluminum shipments (kmt)	310	331

Average realized price per metric ton of aluminum(2)(3)	$4,029	$3,577

(1)	Excludes the Warrick, IN rolling operations and the equity interest in the rolling mill at the joint venture in Saudi Arabia, both of which were previously part of the Global Rolled Products segment but became part of Alcoa Corporation effective November 1, 2016.
(2)	Generally, average realized price per metric ton of aluminum includes two elements: a) the price of metal (the underlying base metal component based on quoted prices from the London Metal Exchange (“LME”), plus a regional premium which represents the incremental price over the base LME component that is associated with physical delivery of metal to a particular region), and b) the conversion price, which represents the incremental price over the metal price component that is associated with converting primary aluminum into sheet and plate.
(3)	The metal price component is a pass-through to this segment’s customers with limited exceptions (e.g., fixed-priced contracts, certain regional premiums).

Third-party sales for the Global Rolled Products segment increased 5% in the first quarter of 2017 compared to the first quarter of 2016. The change was primarily related to higher volumes and aluminum pricing, partially offset by the ramp down of the Tennessee packaging business ($96) and unfavorable product pricing and mix.

Adjusted EBITDA for the Global Rolled Products segment increased $16 in the first quarter of 2017 compared to the first quarter of 2016. The change was primarily the result of net cost savings, strong performance by Tennessee packaging and increased automotive volumes, partially offset by lower aerospace volume from customer destocking and reduced build rates, as well as continued pricing pressure on regional specialty products.

In 2017, demand in the automotive end market is expected to continue to grow due to the increasing demand for innovative products and aluminum-intensive vehicles. Demand from the commercial airframe end market is expected to be flat in 2017 as the ramp-up of new programs is offset by customer destocking and lower build rates for aluminum intensive wide-body programs. Sales to the packaging market are expected to decline due to continuing pricing pressure within this market and the ramp down of Arconic’s North American packaging operations. Net cost savings are expected to continue.

Transportation and Construction Solutions

	First quarter ended March 31,
	2017	2016
Third-party sales	$449	$429
Adjusted EBITDA	$72	$64

Third-party sales for the Transportation and Construction Solutions segment increased 5% in the first quarter of 2017 compared to the first quarter of 2016. The change was primarily related to increased volumes and aluminum pricing, partially offset by lower product pricing and the effects of foreign currency.

Adjusted EBITDA for the Transportation and Construction Solutions segment increased $8 in the first quarter of 2017 compared to the first quarter of 2016. The change was principally the result of strong net cost savings as well as share gains and market growth in building and construction, partially offset by lower product pricing in the heavy duty truck market.

In 2017, continued growth in the North American and European non-residential building and construction end markets and demand for innovative products is expected. It will be partially offset by the expected year-over-year decline in North American build rates in the commercial transportation end market. Additionally, net cost savings are anticipated to continue.

Reconciliation of combined segment adjusted EBITDA to consolidated net income attributable to Arconic

Items required to reconcile combined segment adjusted EBITDA to consolidated net income attributable to Arconic include: the impact of LIFO inventory accounting; metal price lag (the timing difference created when the average price of metal sold differs from the average cost of the metal when purchased by the respective segment - generally, when the price of metal increases, metal price lag is favorable, and when the price of metal decreases, metal price lag is unfavorable); corporate expense (general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities and corporate research and development expenses); the provision for depreciation and amortization; interest expense; restructuring and other charges; other income, net; the results of discontinued operations; income tax expense; and other items, including intersegment profit eliminations.

The following table reconciles combined segment adjusted EBITDA to consolidated net income attributable to Arconic:

	First quarter ended
	March 31,
	2017	2016
Combined segment adjusted EBITDA	$549	$524
Unallocated amounts:
Depreciation and amortization	(133)	(133)
Interest expense	(115)	(121)
Restructuring and other charges	(73)	(16)
Other income, net	354	12
Discontinued operations	—	(94)
Income taxes	(162)	(51)
Impact of LIFO	(19)	(12)
Metal price lag	22	—
Corporate expense	(91)	(76)
Other	(10)	(17)

Consolidated net income attributable to Arconic	$322	$16

The changes in the reconciling items between combined segment adjusted EBITDA and consolidated net income attributable to Arconic for the first quarter of 2017 compared to the first quarter of 2016 consisted of:

•	a decrease in Interest expense, principally the result of lower average debt levels quarter over quarter;

•	an increase in Restructuring and other charges primarily due to the loss on sale of the Fusina, Italy rolling mill;

•	an increase in Other income, net, largely the result of the $351 gain on the sale of a portion of Arconic’s investment in Alcoa Corporation common stock;

•	an increase in Income taxes, attributable to higher pretax income, which includes the gain on the sale of Alcoa Corporation common stock;

•	a change in the Impact of LIFO, mostly due to a greater increase in the price of aluminum, driven by higher base metal prices (LME) and regional premiums at March 31, 2017 indexed to December 31, 2016 for the first quarter of 2017 compared to a slight increase in the price of aluminum, driven by higher base metal prices (LME) at March 31, 2016 indexed to December 31, 2015 for the first quarter of 2016;

•	a change in Metal price lag, the result of higher prices for aluminum at March 31, 2017 compared to December 31, 2016 for the first quarter of 2017 (see impact of LIFO above); and

•	an increase in Corporate expense, primarily attributable to proxy, advisory and governance-related costs.

Reconciliation of net income attributable to Arconic to consolidated adjusted EBITDA

Items required to reconcile net income attributable to Arconic to consolidated adjusted EBITDA include: the provision for depreciation and amortization; interest expense; restructuring and other charges; other income, net; the results of discontinued operations; and income tax expense.

The following table reconciles net income attributable to Arconic to consolidated adjusted EBITDA:

	March 31,
	2017	2016
Net income attributable to Arconic	$322	$16
Depreciation and amortization	133	133
Interest expense	115	121
Restructuring and other charges	73	16
Other income, net	(354)	(12)
Discontinued operations	—	94
Income taxes	162	51

Consolidated adjusted EBITDA(1)	$451	$419

(1)	Consolidated adjusted EBITDA is a non-GAAP financial measure. Management believes that this measure is meaningful to investors because consolidated adjusted EBITDA provides additional information with respect to Arconic’s operating performance. Additionally, presenting consolidated adjusted EBITDA pursuant to our debt agreements is appropriate to provide additional information to investors to demonstrate Arconic’s ability to comply with its financial debt covenants. The consolidated adjusted EBITDA presented may not be comparable to similarly titled measures of other companies.

Environmental Matters

See the Environmental Matters section of Note H to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Subsequent Events

On April 17, 2017, the Company announced that, effective April 13, 2017, Klaus Kleinfeld, by mutual agreement with the Arconic Board of Directors (the “Board”), had stepped down as Chairman and Chief Executive Officer of Arconic and resigned as a Board member. The Board appointed David P. Hess, a current member of the Board, as Interim Chief Executive Officer of the Company, and Patricia F. Russo, who was then serving as Lead Director of the Company, as interim Chair of the Board, effective April 13, 2017. The Board has formed a search committee to oversee the selection and appointment of a permanent Chief Executive Officer.

On April 5, 2017, Arconic announced three separate cash tender offers by Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC (together, the “Investment Entities”) for the purchase of the Company’s 6.500% Senior Notes due 2018, 6.750% Senior Notes due 2018, and 5.720% Senior Notes due 2019, up to a maximum purchase amount of $1,000 aggregate principal amount of notes, subject to certain conditions.

On April 19, 2017, Arconic announced that the Investment Entities had purchased notes totaling $795 in aggregate principal amount. On April 24, 2017, the Company purchased $295 in aggregate principal amount of its senior notes from the Investment Entities for cash of $320.

On April 25, 2017, the Company agreed to acquire $500 in aggregate principal amount of the 2018 Notes held by the Investment Entities for consideration, at the Company’s election, consisting of (i) cash, (ii) shares of common stock of Alcoa Corporation owned by the Company or (iii) a combination thereof. On April 26, 2017, the Company elected to acquire such notes (i) in exchange for 12,958,767 Alcoa Corporation shares (the “Debt Exchange”) at $35.91 per share and (ii) for $77 in cash (the “Cash Purchase”). The Debt Exchange is expected to close on May 4, 2017, and the Cash Purchase is expected to close on May 5, 2017, each subject to customary closing conditions. The Investment Entities intend to negotiate to sell to the Company for cash any additional notes tendered to, and purchased by, the Investment Entities pursuant to the tender offers, which are expected to close on May 2, 2017.

In the second quarter, the Company anticipates recording a pre-tax gain of approximately $167 on the exchange of common stock of Alcoa Corporation and interest expense associated primarily with the early tender of its senior notes of approximately $50 to $60.

Arconic Inc. and certain officers and directors are named as defendants in a lawsuit filed on April 18, 2017 in Pennsylvania state court, the Philadelphia County Court of Common Pleas, by plaintiff shareholder Arthur Ehrlich on behalf of himself and other similarly situated shareholders alleging breach of fiduciary duty related to Arconic’s April 12, 2017 filing of a Form 8-K in which the company disclosed that it had given notice of a “potential change in control” under the terms of a rabbi trust agreement. Plaintiffs allege that this statement constitutes an improper attempt to coerce shareholders into voting for incumbent directors. We believe that this lawsuit is without merit and intend to defend it vigorously.

Arconic Inc. and certain officers and directors are named as defendants in a lawsuit filed on April 19, 2017 in the United States District Court for the Southern District of New York by plaintiff City of Atlanta Firefighters Pension Fund alleging violations of the Exchange Act related to Arconic’s April 12, 2017 filing of a Form 8-K in which the company disclosed that it had given notice of a “potential change in control” under the terms of a rabbi trust agreement. Plaintiff alleges that this statement constitutes an improper attempt to coerce shareholders into voting for incumbent directors. We believe that this lawsuit is without merit and intend to defend it vigorously.

Liquidity and Capital Resources

The cash flows related to Alcoa Corporation have not been segregated and are included in the Statement of Consolidated Cash Flows for the first quarter ended March 31, 2016. As a result, the cash flow amounts reported for the three-months ended March 31, 2017 are not comparable to the amounts reported for the three-months ended March 31, 2016.

Cash from Operations

Cash used for operations was $300 in the first quarter of 2017 compared with cash used for operations of $430 in the first quarter of 2016. The decrease in cash used for operations of $130, or 30%, was primarily due to a favorable change in assets and liabilities, partially offset by lower operating results.

The components of the favorable change in assets and liabilities were as follows:

•	an unfavorable change of $160 in receivables;

•	an unfavorable change of $27 in inventories;

•	a favorable change of $23 in prepaid expenses and other current assets;

•	a favorable change of $150 in accounts payable, trade;

•	a favorable change of $231 in accrued expenses due; and

•	a favorable change of $47 in taxes, including income taxes.

Financing Activities

Cash used for financing activities was $43 in the first quarter of 2017 compared to cash used for financing activities of $107 in the first quarter of 2016. The change in cash used for financing activities was primarily related to lower payments to noncontrolling interests (Alcoa Corporation) and higher stock option activity.

Arconic maintains a Five-Year Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and issuers named therein, which provides for a $3,000 senior unsecured revolving credit facility (the “Credit Facility”) which matures on July 25, 2020 unless extended or earlier terminated in accordance with the provisions of the Credit Agreement. The purpose of any borrowings under the Credit Facility is to provide for working capital requirements and for other general corporate purposes.

In addition to the Credit Agreement above, Arconic has a number of other credit agreements that provide a combined borrowing capacity of $715 as of March 31, 2017, of which $425 is due to expire in 2017 and $290 is due to expire in 2018. The purpose of any borrowings under these credit arrangements is to provide for working capital requirements and for other general corporate purposes. The covenants contained in all these arrangements are the same as the Credit Agreement. During the first quarter of 2017, Arconic borrowed and repaid $360 under these other credit facilities. The weighted-average interest rate and weighted-average days outstanding during the first quarter of 2017 were 2.22% and 32 days, respectively.

Arconic’s costs of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to Arconic by the major credit rating agencies.

Arconic’s credit ratings from the three major credit rating agencies are as follows:

	Long-Term Debt	Short-Term Debt	Outlook	Date of Last Update
Moody’s	Ba2	Speculative Grade	Stable	November 1, 2016
Liquidity-2
Fitch	BB+	B	Stable	July 7, 2016
Standard and Poor’s	BBB-	A-3	Stable	May 1, 2017

Investing Activities

Cash provided from investing activities was $1,029 in the first quarter of 2017 compared to cash used for investing activities of $1 in the first quarter of 2016.

The 2017 three-month period included the sale of a portion of Arconic’s investment in Alcoa Corporation common stock of $888 and the receipt of proceeds from the sale of the Yadkin Hydroelectric Project of $238, somewhat offset by cash used for capital expenditures of $103 and the injection of $10 into the Fusina rolling business prior to its sale.

The 2016 three-month period included $251 in capital expenditures, 35% of which related to growth projects, including the aerospace expansion (thick plate stretcher) at the Davenport, IA plant. This amount was offset by $234 in gross proceeds received from the liquidation of certain company-owned life insurance policies; and sales of $19 in equities and fixed income securities held by Arconic’s captive insurance company.

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Arconic’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts relating to the growth of the aerospace, automotive, commercial transportation and other end markets; statements and guidance regarding future financial results or operating performance; statements about Arconic’s strategies, outlook, business and financial prospects; and statements regarding potential share gains. These statements reflect beliefs and assumptions that are based on Arconic’s perception of historical trends, current conditions and expected future developments, as well as other factors management believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict. Although Arconic believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to: (a) deterioration in global economic and financial market conditions generally; (b) unfavorable changes in the markets served by Arconic; (c) the impact of changes in foreign currency exchange rates on costs and results; (d) the inability to achieve the level of revenue growth, cash generation, cost savings, improvement in profitability and margins, fiscal discipline, or strengthening of competitiveness and operations anticipated from restructuring programs and productivity improvement, cash sustainability, technology advancements and other initiatives; (e) changes in discount rates or investment returns on pension assets; (f) Arconic’s inability to realize expected benefits, in each case as planned and by targeted completion dates, from acquisitions, divestitures, facility closures, curtailments, expansions, or joint ventures; (g) the impact of cyber-attacks and potential information technology or data security breaches; (h) political, economic, and regulatory risks in the countries in which Arconic operates or sells products; (i) the impact of the separation on the businesses of Arconic; (j) material adverse changes in aluminum industry conditions, including fluctuations in London Metal Exchange-based aluminum prices; (k) the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation; (l) the other risk factors summarized in Arconic’s Form 10-K for the year ended December 31, 2016, including under Part I, Item 1A thereof, and in the following sections of this report: Note H and the discussion included above under Segment Information. Arconic disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law. Market projections are subject to the risks discussed above and other risks in the market.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not material.

Item 4.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Arconic’s Interim Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the first quarter of 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Other Matters

Matters Previously Reported – Alcoa Corporation

Squaw Creek Mine Proceedings

As previously reported, in October 2006, in Barnett, et al. v. Alcoa and Alcoa Fuels, Inc., Warrick Circuit Court, County of Warrick, Indiana; 87-C01-0601-PL-499, 41 plaintiffs sued Arconic Inc. and a subsidiary, asserting claims similar to those asserted in Musgrave v. Alcoa, et al., Warrick Circuit Court, County of Warrick, Indiana; 87- 32 C01-0601-CT-006. In Musgrave, in January 2006, Arconic Inc. and a subsidiary were sued by an individual, on behalf of himself and all persons similarly situated, claiming harm from alleged exposure to waste that had been disposed in designated pits at the Squaw Creek Mine in the 1970s. In November 2007, Arconic and its subsidiary filed a motion to dismiss the Barnett cases. In October 2008, the Warrick County Circuit Court granted Arconic’s motions to dismiss, dismissing all claims arising out of alleged occupational exposure to wastes at the Squaw Creek Mine, but in November 2008, the trial court clarified its ruling, indicating that the order does not dispose of plaintiffs’ personal injury claims based upon alleged “recreational” or non-occupational exposure. Plaintiffs also filed a “second amended complaint” in response to the court’s orders granting Arconic’s motion to dismiss. On July 7, 2010, the court granted the parties’ joint motions for a general continuance of trial settings. Following the court’s order for a non-prosecution hearing, on March 29, 2017, the parties filed a joint motion to dismiss the remaining claims. On April 3, 2017, the Court entered a final order dismissing 34 claims with prejudice and eight claims without prejudice. There will be no further reporting of this matter.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 6.	Exhibits.

3.	By-Laws of the Registrant, as amended effective as of April 21, 2017.

4.	By-Laws. See Exhibit 3 above.

12.	Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.	Amendment and Restatement of the Trust Agreement between Wells Fargo Bank, N.A. (as successor trustee) and Arconic Inc., dated September 24, 2007, as amended, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 12, 2017.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arconic Inc.

May 1, 2017	/s/ Ken Giacobbe
Date	Ken Giacobbe
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

May 1, 2017	/s/ Paul Myron
Date	Paul Myron
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

3.	By-Laws of the Registrant, as amended effective as of April 21, 2017.

4.	By-Laws. See Exhibit 3 above.

12.	Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.	Amendment and Restatement of the Trust Agreement between Wells Fargo Bank, N.A. (as successor trustee) and Arconic Inc., dated September 24, 2007, as amended, incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated April 12, 2017.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document