Form 10-Q
period 2017-06-30
Arconic Inc.
filed 2017-08-02
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 28, 2017, there were 441,030,999 shares of common stock, par value $1.00 per share, of the registrant outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Arconic and subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Second quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Sales (I)	$3,261	$3,234	$6,453	$6,289

Cost of goods sold (exclusive of expenses below)	2,583	2,533	5,075	4,933
Selling, general administrative, and other expenses	204	239	425	444
Research and development expenses	30	32	58	63
Provision for depreciation and amortization	137	133	270	266
Restructuring and other charges (D & E)	26	14	99	30

Operating income	281	283	526	553
Interest expense (L)	183	124	298	245
Other income, net (G)	(171)	(17)	(525)	(29)

Income from continuing operations before income taxes	269	176	753	337
Provision for income taxes	57	123	219	174

Income from continuing operations after income taxes	212	53	534	163
Income from discontinued operations after income taxes (G)	—	125	—	26

Net income	212	178	534	189
Less: Income from discontinued operations attributable to noncontrolling interests (G)	—	43	—	38

Net income attributable to Arconic	$212	$135	$534	$151

Amounts Attributable to Arconic Common Shareholders (J):
Net income	$194	$118	$499	$117

Earnings per share - basic
Continuing operations	$0.44	$0.08	$1.13	$0.30
Discontinued operations	—	0.19	—	(0.03)

Net income per share - basic	$0.44	$0.27	$1.13	$0.27

Earnings per share - diluted
Continuing operations	$0.43	$0.08	$1.07	$0.29
Discontinued operations	—	0.19	—	(0.03)

Net income per share - diluted	$0.43	$0.27	$1.07	$0.26

Dividends paid per share	$0.06	$0.09	$0.12	$0.18

Weighted Average Shares Outstanding (J):
Average shares outstanding - basic	441	438	440	438

Average shares outstanding - diluted	462	452	500	442

The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries

Statement of Consolidated Comprehensive Income (unaudited)

(in millions)

	Arconic		Noncontrolling Interests		Total
	Second quarter ended June 30,		Second quarter ended June 30,		Second quarter ended June 30,
	2017	2016	2017	2016	2017	2016
Net income	$212	$135	$—	$43	$212	$178
Other comprehensive income (loss), net of tax (C):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	48	65	—	2	48	67
Foreign currency translation adjustments	99	45	—	32	99	77
Net change in unrealized gains/losses on available-for-sale securities	(101)	3	—	—	(101)	3
Net change in unrecognized gains/losses on cash flow hedges	(2)	(153)	—	16	(2)	(137)

Total Other comprehensive income (loss), net of tax	44	(40)	—	50	44	10

Comprehensive income	$256	$95	$—	$93	$256	$188

	Arconic		Noncontrolling Interests		Total
	Six months ended June 30,		Six months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016	2017	2016
Net income	$534	$151	$—	$38	$534	$189
Other comprehensive income, net of tax (C):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	79	97	—	3	79	100
Foreign currency translation adjustments	166	348	—	139	166	487
Net change in unrealized gains/losses on available-for-sale securities	(134)	4	—	—	(134)	4
Net change in unrecognized gains/losses on cash flow hedges	3	(233)	—	14	3	(219)

Total Other comprehensive income, net of tax	114	216	—	156	114	372

Comprehensive income	$648	$367	$—	$194	$648	$561

The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	June 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$1,785	$1,863
Receivables from customers, less allowances of $8 in 2017 and $13 in 2016 (K)	1,170	974
Other receivables (G & K)	357	477
Inventories (F)	2,416	2,253
Prepaid expenses and other current assets	305	325

Total current assets	6,033	5,892
Properties, plants, and equipment	11,738	11,572
Less: accumulated depreciation and amortization	6,231	6,073

Properties, plants, and equipment, net	5,507	5,499

Goodwill	5,215	5,148
Deferred income taxes	1,080	1,234
Investment in common stock of Alcoa Corporation (G & N)	—	1,020
Other noncurrent assets	1,271	1,245

Total Assets	$19,106	$20,038

Liabilities
Current liabilities:
Short-term borrowings	$48	$36
Accounts payable, trade	1,667	1,744
Accrued compensation and retirement costs	363	398
Taxes, including income taxes	77	85
Accrued interest payable	124	153
Other current liabilities	379	329
Long-term debt due within one year	—	4

Total current liabilities	2,658	2,749
Long-term debt, less amount due within one year (L & N)	6,796	8,044
Accrued pension benefits	2,202	2,345
Accrued other postretirement benefits	822	889
Other noncurrent liabilities and deferred credits	875	870

Total liabilities	13,353	14,897

Contingencies and commitments (H)

Equity
Arconic shareholders’ equity:
Preferred stock	55	55
Mandatory convertible preferred stock	3	3
Common stock	441	438
Additional capital	8,262	8,214
Accumulated deficit	(567)	(1,027)
Accumulated other comprehensive loss (C)	(2,454)	(2,568)

Total Arconic shareholders’ equity	5,740	5,115

Noncontrolling interests	13	26

Total equity	5,753	5,141

Total Liabilities and Equity	$19,106	$20,038

The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Six months ended June 30,
	2017	2016
Cash from Operations
Net income	$534	$189
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion and amortization	270	622
Deferred income taxes	27	(78)
Equity income, net of dividends	—	20
Restructuring and other charges	99	116
Net gain from investing activities - asset sales (G)	(515)	(28)
Net periodic pension benefit cost (M)	108	168
Stock-based compensation	48	55
Other	63	19
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables	(282)	(218)
(Increase) in inventories	(150)	(3)
Decrease in prepaid expenses and other current assets	30	4
(Decrease) in accounts payable, trade	(69)	(243)
(Decrease) in accrued expenses	(105)	(301)
Increase in taxes, including income taxes	121	57
Pension contributions	(163)	(147)
(Increase) in noncurrent assets	(60)	(215)
(Decrease) in noncurrent liabilities	(39)	(115)

Cash used for operations	(83)	(98)

Financing Activities
Net change in short-term borrowings (original maturities of three months or less)	9	(5)
Additions to debt (original maturities greater than three months)	512	876
Payments on debt (original maturities greater than three months) (L)	(1,333)	(882)
Proceeds from exercise of employee stock options	26	2
Dividends paid to shareholders	(88)	(114)
Distributions to noncontrolling interests	(14)	(84)
Other	(15)	—

Cash used for financing activities	(903)	(207)

Investing Activities
Capital expenditures	(229)	(528)
Proceeds from the sale of assets and businesses (E)	(9)	549
Additions to investments	(1)	(8)
Sales of investments (G)	888	275
Net change in restricted cash	10	7
Other (G)	245	15

Cash provided from investing activities	904	310

Effect of exchange rate changes on cash and cash equivalents	4	5

Net change in cash and cash equivalents	(78)	10
Cash and cash equivalents at beginning of year	1,863	1,919

Cash and cash equivalents at end of period	$1,785	$1,929

The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions, except per-share amounts)

	Arconic Shareholders
	Preferred stock	Mandatory convertible preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Noncontrolling interests	Total Equity
Balance at March 31, 2016	$55	$3	$1,391	$9,856	$8,753	$(2,657)	$(5,175)	$2,135	$14,361
Net income	—	—	—	—	135	—	—	43	178
Other comprehensive income (C)	—	—	—	—	—	—	(40)	50	10
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	—	—	—	—	—	—
Preferred-Class B @ $6.71875 per share	—	—	—	—	(17)	—	—	—	(17)
Stock-based compensation	—	—	—	29	—	—	—	—	29
Common stock issued:
compensation plans	—	—	—	(8)	—	10	—	—	2
Distributions	—	—	—	—	—	—	—	(34)	(34)

Balance at June 30, 2016	$55	$3	$1,391	$9,877	$8,871	$(2,647)	$(5,215)	$2,194	$14,529

	Arconic Shareholders
	Preferred stock	Mandatory convertible preferred stock	Common stock	Additional capital	Accumulated deficit	Treasury stock	Accumulated other comprehensive loss	Noncontrolling interests	Total Equity
Balance at March 31, 2017	$55	$3	$441	$8,249	$(768)	$—	$(2,498)	$13	$5,495
Net income	—	—	—	—	212	—	—	—	212
Other comprehensive income (C)	—	—	—	—	—	—	44	—	44
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	—	—	—	—	—	—
Preferred-Class B @ $6.71875 per share	—	—	—	—	(18)	—	—	—	(18)
Stock-based compensation	—	—	—	20	—	—	—	—	20
Common stock issued:
compensation plans	—	—	—	(7)	—	—	—	—	(7)
Other	—	—	—	—	7	—	—	—	7

Balance at June 30, 2017	$55	$3	$441	$8,262	$(567)	$—	$(2,454)	$13	$5,753

The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions, except per-share amounts)

	Arconic Shareholders
	Preferred stock	Mandatory convertible preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Noncontrolling interests	Total Equity
Balance at December 31, 2015	$55	$3	$1,391	$10,019	$8,834	$(2,825)	$(5,431)	$2,085	$14,131
Net income	—	—	—	—	151	—	—	38	189
Other comprehensive income (C)	—	—	—	—	—	—	216	156	372
Cash dividends declared:
Preferred-Class A @ $1.875 per share	—	—	—	—	(1)	—	—	—	(1)
Preferred-Class B @ $13.4375 per share	—	—	—	—	(34)	—	—	—	(34)
Common @ $0.06 per share	—	—	—	—	(79)	—	—	—	(79)
Stock-based compensation	—	—	—	55	—	—	—	—	55
Common stock issued:
compensation plans	—	—	—	(197)	—	178	—	—	(19)
Distributions	—	—	—	—	—	—	—	(84)	(84)
Other	—	—	—	—	—	—	—	(1)	(1)

Balance at June 30, 2016	$55	$3	$1,391	$9,877	$8,871	$(2,647)	$(5,215)	$2,194	$14,529

	Arconic Shareholders
	Preferred stock	Mandatory convertible preferred stock	Common stock	Additional capital	Accumulated deficit	Treasury stock	Accumulated other comprehensive loss	Noncontrolling interests	Total Equity
Balance at December 31, 2016	$55	$3	$438	$8,214	$(1,027)	$—	$(2,568)	$26	$5,141
Net income	—	—	—	—	534	—	—	—	534
Other comprehensive income (C)	—	—	—	—	—	—	114	—	114
Cash dividends declared:
Preferred-Class A @ $1.875 per share	—	—	—	—	(1)	—	—	—	(1)
Preferred-Class B @ $13.4375 per share	—	—	—	—	(34)	—	—	—	(34)
Common @ $0.12 per share	—	—	—	—	(54)	—	—	—	(54)
Stock-based compensation	—	—	—	48	—	—	—	—	48
Common stock issued:
compensation plans	—	—	3	—	—	—	—	—	3
Distributions	—	—	—	—	—	—	—	(14)	(14)
Other	—	—	—	—	15	—	—	1	16

Balance at June 30, 2017	$55	$3	$441	$8,262	$(567)	$—	$(2,454)	$13	$5,753

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

The separation of Alcoa Inc. into two standalone, publicly-traded companies, Arconic Inc. (the new name for Alcoa Inc.) and Alcoa Corporation, became effective on November 1, 2016 (the “Separation Transaction”). The financial results of Alcoa Corporation for all periods prior to the Separation Transaction have been retrospectively reflected in the Statement of Consolidated Operations as discontinued operations and, as such, have been excluded from continuing operations and segment results for the second quarter and six months ended June 30, 2016. The cash flows, equity and comprehensive income related to Alcoa Corporation have not been segregated and are included in the Statement of Consolidated Cash Flows, Statement of Changes in Consolidated Equity and Statement of Consolidated Comprehensive Income, respectively, for the second quarter and six months ended June 30, 2016.

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

In January 2017, the FASB issued changes to the subsequent measurement of goodwill by eliminating step 2 from the goodwill impairment test, which previously required measurement of any goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. An entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value without exceeding the total amount of goodwill allocated to that reporting unit. Arconic has elected to early adopt this guidance as of January 1, 2017, and will apply it on a prospective basis. Management does not anticipate that the adoption of these changes will have a material impact on the Consolidated Financial Statements.

In January 2017, the FASB issued changes which narrow the definition of a business and require an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, which would not constitute the acquisition of a business. The guidance also requires a business to include at least one substantive process and narrows the definition of outputs. Arconic has elected to early adopt this guidance as of January 1, 2017, and will apply it on a prospective basis. Management does not anticipate that the adoption of these changes will have a material impact on the Consolidated Financial Statements.

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

Arconic expects to adopt the new guidance using the modified retrospective transition approach. The Company has formed a project assessment and adoption team and is currently reviewing contract terms and assessing the impact of adopting the new guidance on the Consolidated Financial Statements. Based on the Company’s initial contract assessment, it believes that revenue under certain contracts will continue to be recognized at a point in time, while revenue under other contracts, primarily within the Engineered Products and Solutions segment, may be recognized over time due to no alternative use for the product as well as an enforceable right of payment from the customer in the event of termination of the contract. The Company is continuing to assess the impact that over-time revenue recognition will have on its Consolidated Financial Statements, therefore an estimate of the impact of adopting this standard is not currently determinable.

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

In March 2017, the FASB issued changes to the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires registrants to present the service cost component of net periodic benefit cost in the same income statement line item or items as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for asset capitalization. Registrants will present the other components of net periodic benefit cost separately from the service cost component; and, the line item or items used in the income statement to present the other components of net periodic benefit cost must be disclosed. These changes become effective for Arconic on January 1, 2018, including interim periods within those fiscal years. The new standard must be adopted retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the income statement, and prospectively for the asset capitalization of the service cost component of net periodic benefit cost. Management is currently evaluating the potential impact of these changes on the Consolidated Financial Statements. For 2017, the Company expects to record non-service related net periodic pension cost and net periodic postretirement benefit cost of approximately $150 which would be recorded separately in the Other income, net line item in the Statement of Consolidated Operations upon the adoption of this standard. Management is currently evaluating the potential impact of prospectively adopting the asset capitalization of only the service cost component.

In May 2017, the FASB issued clarification to guidance on the modification accounting criteria for share-based payment awards. The new guidance requires registrants to apply modification accounting unless three specific criteria are met. The three criteria are 1) the fair value or the award is the same before and after the modification, 2) the vesting conditions are the same before and after the modification and 3) the classification as a debt or equity award is the same before and after the modification. These changes become effective for Arconic on January 1, 2018 and are to be applied prospectively to new awards granted after adoption. Management is currently evaluating the potential impact of these changes on the Consolidated Financial Statements.

C. Accumulated Other Comprehensive Loss

The following table details the activity of the four components that comprise Accumulated other comprehensive loss for both Arconic’s shareholders and noncontrolling interests:

	Arconic		Noncontrolling Interests
	Second quarter ended June 30,		Second quarter ended June 30,
	2017	2016	2017	2016
Pension and other postretirement benefits (M)
Balance at beginning of period	$(1,979)	$(3,579)	$—	$(55)
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost	17	(5)	—	1
Tax (expense) benefit	(5)	3	—	—

Total Other comprehensive loss before reclassifications, net of tax	12	(2)	—	1

Amortization of net actuarial loss and prior service cost(1)	56	104	—
Tax (expense) benefit(2)	(20)	(37)	—	1

Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	36	67	—	1

Total Other comprehensive income	48	65	—	2

Balance at end of period	$(1,931)	$(3,514)	$—	$(53)

Foreign currency translation
Balance at beginning of period	$(622)	$(2,109)	$(2)	$(673)
Other comprehensive income(3)	99	45	—	32

Balance at end of period	$(523)	$(2,064)	$(2)	$(641)

Available-for-sale securities
Balance at beginning of period	$99	$(4)	$—	$—
Other comprehensive (loss) income(4)	(101)	3	—	—

Balance at end of period	$(2)	$(1)	$—	$—

Cash flow hedges
Balance at beginning of period	$4	$517	$—	$(5)
Other comprehensive income (loss):
Net change from periodic revaluations	(4)	(225)	—	18
Tax benefit (expense)	1	66	—	(5)

Total Other comprehensive income (loss) before reclassifications, net of tax	(3)	(159)	—	13

Net amount reclassified to earnings	1	7		5
Tax expense(2)	—	(1)	—	(2)

Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	1	6	—	3

Total Other comprehensive income (loss)	(2)	(153)	—	16

Balance at end of period	$2	$364	$—	$11

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note M).
(2)	These amounts were included in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(4)	Realized gains and losses were included in Other income, net on the accompanying Statement of Consolidated Operations.
(5)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings. These amounts were reflected on the accompanying Statement of Consolidated Operations in the line items indicated in footnotes 2 through 4.

	Arconic		Noncontrolling Interests
	Six months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Pension and other postretirement benefits (M)
Balance at beginning of period	$(2,010)	$(3,611)	$—	$(56)
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost	11	(64)	—	1
Tax (expense) benefit	(4)	26	—	—

Total Other comprehensive loss before reclassifications, net of tax	7	(38)	—	1

Amortization of net actuarial loss and prior service cost(1)	111	208	—	2
Tax expense(2)	(39)	(73)	—	—

Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	72	135	—	2

Total Other comprehensive income	79	97	—	3

Balance at end of period	$(1,931)	$(3,514)	$—	$(53)

Foreign currency translation
Balance at beginning of period	$(689)	$(2,412)	$(2)	$(780)
Other comprehensive income(3)	166	348	—	139

Balance at end of period	$(523)	$(2,064)	$(2)	$(641)

Available-for-sale securities
Balance at beginning of period	$132	$(5)	$—	$—
Other comprehensive (loss) income(4)	(134)	4	—	—

Balance at end of period	$(2)	$(1)	$—	$—

Cash flow hedges
Balance at beginning of period	$(1)	$597	$—	$(3)
Other comprehensive income (loss):
Net change from periodic revaluations	4	(342)	—	15
Tax (expense) benefit	(2)	103	—	(4)

Total Other comprehensive income (loss) before reclassifications, net of tax	2	(239)	—	11

Net amount reclassified to earnings	1	5		5
Tax benefit (expense)(2)	—	1	—	(2)

Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	1	6	—	3

Total Other comprehensive income (loss)	3	(233)	—	14

Balance at end of period	$2	$364	$—	$11

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note M).
(2)	These amounts were included in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(4)	Realized gains and losses were included in Other income, net on the accompanying Statement of Consolidated Operations.
(5)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings. These amounts were reflected on the accompanying Statement of Consolidated Operations in the line items indicated in footnotes 2 through 4.

D. Restructuring and Other Charges

In the second quarter of 2017, Arconic recorded Restructuring and other charges of $26 ($17 after-tax), which included $29 ($19 after-tax) for layoff costs related to cost reduction initiatives including the separation of approximately 352 employees (129 in the Engineered Products and Solutions segment, 110 in the Global Rolled Products segment, 93 in the Transportation and Construction Solutions segment, and 20 in Corporate); a net charge of $4 ($3 after-tax) for other miscellaneous items; a net benefit of $6 ($4 after-tax), for the reversal of forfeited executive stock compensation of $13, partially offset by a charge of $7 for the related severance; and a favorable benefit of $1 ($1 after-tax) for the reversal of a number of small layoff reserves related to prior periods.

In the first six months of 2017, Arconic recorded Restructuring and other charges of $99 ($86 after-tax), which included $48 ($32 after-tax) for layoff costs related to cost reduction initiatives including the separation of approximately 680 employees (243 in the Engineered Products and Solutions segment, 242 in the Global Rolled Products segment, 133 in the Transportation and Construction Solutions segment, and 62 in Corporate); a charge of $60 ($60 after-tax) related to the sale of the Fusina, Italy rolling mill; a net benefit of $6 ($4 after-tax), for the reversal of forfeited executive stock compensation of $13, partially offset by a charge of $7 for the related severance; a net benefit of $1 ($0 after-tax) for other miscellaneous items; and a favorable benefit of $2 ($2 after-tax) for the reversal of a number of small layoff reserves related to prior periods.

In the second quarter of 2016, Arconic recorded Restructuring and other charges of $14 ($9 after-tax), which included $13 ($8 after-tax) for layoff costs related to cost reduction initiatives and the separation of Alcoa Inc. (see Note G), including the separation of approximately 540 employees (300 in the Engineered Products and Solutions segment and 240 in the Transportation and Construction Solutions segment); a net charge of $7 ($4 after-tax) for other miscellaneous items; and a favorable benefit of $6 ($3 after-tax) for the reversal of a number of small layoff reserves related to prior periods.

In the first six months of 2016, Arconic recorded Restructuring and other charges of $30 ($20 after-tax), which included $30 ($19 after-tax) for layoff costs related to cost reduction initiatives and the separation of Alcoa Inc. (see Note G), including the separation of approximately 1,070 employees (800 in the Engineered Products and Solutions segment, 30 in the Global Rolled Products segment, and 240 in the Transportation and Construction Solutions segment); a net charge of $7 ($4 after-tax) for other miscellaneous items; and a net favorable benefit of $7 ($3 after-tax) for the reversal of a number of small layoff reserves related to prior periods.

Arconic does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Engineered Products and Solutions	$8	$9	$14	$17
Global Rolled Products	17	—	74	2
Transportation and Construction Solutions	6	8	9	8

Segment Total	31	17	97	27
Corporate	(5)	(3)	2	3

Total Restructuring and other charges	$26	$14	$99	$30

As of June 30, 2017, approximately 65 of the 680 employees associated with 2017 restructuring programs, approximately 1,170 of the 1,770 employees (previously 1,800) associated with 2016 restructuring programs, and approximately 1,120 of the 1,220 employees (previously 1,240) associated with the 2015 restructuring programs were separated. The total number of employees associated with both the 2016 and 2015 restructuring programs was updated to reflect employees who, initially identified for separation, accepted other positions within Arconic, as well as natural attrition. Most of the remaining separations for the 2017 restructuring programs and all of the remaining separations for the 2016 and 2015 restructuring programs are expected to be completed by the end of 2017.

In the 2017 second quarter and six-month period, cash payments of $1 and $2, respectively, were made against layoff reserves related to 2017 restructuring programs, cash payments of $6 and $20, respectively, were made against layoff reserves related to 2016 restructuring programs, and cash payments of $1 and $4, respectively, were made against the layoff reserves related to 2015 restructuring programs.

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2015	$84	$9	$93
2016:
Cash payments	(73)	(13)	(86)
Restructuring charges	70	27	97
Other*	(31)	(14)	(45)

Reserve balances at December 31, 2016	50	9	59

2017:
Cash payments	(26)	(5)	(31)
Restructuring charges	43	—	43
Other*	10	(1)	9

Reserve balances at June 30, 2017	$77	$3	$80

*	Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation. In 2017, Other for layoff costs includes the reclassification of a stock awards reversal of $13. In 2016, Other for other exit costs also included reclassifications of $8 in asset retirement, $2 in environmental obligations and $4 in legal obligations as these liabilities were included in Arconic’s separate reserves for asset retirement obligations, environmental remediation and legal costs.

The remaining reserves are expected to be paid in cash during the remainder of 2017, except for approximately $10 to $12, which is expected to be paid within the next year for layoffs.

E. Acquisitions and Divestitures

In April 2016, Arconic completed the sale of the Remmele Medical business to LISI MEDICAL for $102 in cash ($99 net of transaction costs). This business, which was part of the RTI International Metals acquisition, manufactures precision-machined metal products for customers in the minimally invasive surgical device and implantable device markets. While owned by Arconic, the operating results and assets and liabilities of this business were included in the Engineered Products and Solutions segment. Remmele Medical generated third-party sales of approximately $20 from January 1, 2016 through the divestiture date, and, at the time of the divestiture, had approximately 330 employees. This transaction is no longer subject to post-closing adjustments.

In March 2017, Arconic completed the sale of its Fusina, Italy rolling mill to Slim Aluminium. While owned by Arconic, the operating results and assets and liabilities of the Fusina, Italy rolling mill were included in the Global Rolled Products segment. As part of the transaction, Arconic injected $10 of cash into the business and provided a third-party guarantee with a fair value of $5 related to Slim Aluminium’s environmental remediation. The Company recorded a loss on the sale of $60, which was recorded in Restructuring and other charges (see Note D) on the Statement of Consolidated Operations. The rolling mill generated third-party sales of approximately $37 and $72 for the six-month periods ended June 30, 2017 and 2016, respectively. At the time of the divestiture, the rolling mill had approximately 312 employees.

F. Inventories

	June 30, 2017	December 31, 2016
Finished goods	$652	$625
Work-in-process	1,300	1,144
Purchased raw materials	383	408
Operating supplies	81	76

Total inventories	$2,416	$2,253

At June 30, 2017 and December 31, 2016, the total amount of inventories valued on a LIFO basis was $1,057 and $947, respectively. If valued on an average-cost basis, total inventories would have been $401 and $371 higher at June 30, 2017 and December 31, 2016, respectively.

G. Separation Transaction and Discontinued Operations

On November 1, 2016, Arconic completed the Separation Transaction. Alcoa Inc., which was re-named Arconic Inc., continued to own the Engineered Products and Solutions, the Global Rolled Products (except for the Warrick, IN rolling operations and the equity interest in the rolling mill at the joint venture in Saudi Arabia), and the Transportation and Construction Solutions segments. Alcoa Corporation included the Alumina and Primary Metals segments and the Warrick, IN rolling operations and equity interest in the rolling mill at the joint venture in Saudi Arabia, both of which were formerly part of Arconic’s Global Rolled Products segment. The results of operations of Alcoa Corporation for the second quarter and six months ended June 30, 2016 are presented as discontinued operations in the Statement of Consolidated Operations.

Arconic completed the Separation Transaction by distribution on November 1, 2016 of 80.1% of the outstanding common stock of Alcoa Corporation to the Company’s shareholders of record as of the close of business on October 20, 2016. Arconic retained 19.9% of the Alcoa Corporation common stock (36,311,767 shares).

In February 2017, the Company sold 23,353,000 shares of Alcoa Corporation common stock at $38.03 per share, which resulted in cash proceeds of $888 which were recorded in Sale of investments within Investing Activities in the Statement of Consolidated Cash Flows and a gain of $351, which was recorded in Other income, net in the accompanying Statement of Consolidated Operations.

In April and May 2017, the Company acquired a portion of its outstanding notes held by two investment banks (the “Investment Banks”) in exchange for cash and the Company’s remaining 12,958,767 Alcoa Corporation shares (valued at $35.91 per share) (the “Debt-for-Equity Exchange”) (See Note L). A gain of $167 on the Debt-for-Equity Exchange was recorded in Other income, net in the accompanying Statement of Consolidated Operations. The share exchange had no impact on the Statement of Consolidated Cash Flows.

The Company had recorded the retained interest as a cost method investment in Investment in common stock of Alcoa Corporation in the accompanying Consolidated Balance Sheet. The fair value of Arconic’s retained interest in Alcoa Corporation was $0 and $1,020 at June 30, 2017 and December 31, 2016, respectively. The fair value was based on the closing stock price of Alcoa Corporation as of June 30, 2017, and December 31, 2016 multiplied by the number of shares of Alcoa Corporation common stock owned by the Company at those respective dates. As of May 4, 2017, the Company no longer maintains a retained interest in Alcoa Corporation common stock.

In connection with the Separation Transaction, on October 31, 2016, Arconic and Alcoa Corporation entered into a Toll Processing and Services Agreement (the “Toll Processing Agreement”) pursuant to which Arconic provides can body stock from its Tennessee operations to Alcoa Corporation’s Warrick, Indiana rolling mill. Aluminum for the can body stock is supplied by Alcoa Corporation. The Toll Processing Agreement expires on December 31, 2018, unless sooner terminated by the parties. Tolling revenues for the second quarter and six months ended June 30, 2017 and accounts receivable at June 30, 2017 were not material to the consolidated results of operations and financial position, respectively.

As part of the Separation Transaction, Arconic had recorded a receivable in the December 2016 Consolidated Balance Sheet for the net after-tax proceeds from Alcoa Corporation’s sale of the Yadkin Hydroelectric Project. The transaction closed in the first quarter of 2017 and the Company received proceeds of $238 in the first quarter of 2017 and the remaining $5 in the second quarter of 2017. The $243 proceeds were included in Other within Investing Activities in the Statement of Consolidated Cash Flows.

The results of operations of Alcoa Corporation are presented as discontinued operations in the Statement of Consolidated Operations as summarized below:

	Second quarter ended June 30, 2016	Six months ended June 30, 2016
Sales	$2,061	$3,953
Cost of goods sold (exclusive of expenses below)	1,683	3,324
Selling, general administrative, and other expenses	47	102
Research and development expenses	7	18
Provision for depreciation, depletion and amortization	177	352
Restructuring and other charges	9	86
Interest expense	5	11
Other (income) expense, net	(21)	26

Income from discontinued operations before income taxes	154	34
Provision for income taxes	29	8

Income from discontinued operations after income taxes	125	26
Less: Net income from discontinued operations attributable to noncontrolling interests	43	38

Net income (loss) from discontinued operations	$82	$(12)

The cash flows related to Alcoa Corporation have not been segregated and are included in the Statement of Consolidated Cash Flows for all periods presented. The following table presents depreciation, depletion and amortization, restructuring and other charges, and purchases of property, plant and equipment of the discontinued operations related to Alcoa Corporation:

Six months ended June 30,
2016
Depreciation, depletion and amortization	$352
Restructuring and other charges	$86
Capital expenditures	$172

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

Arconic’s remediation reserve balance was $301 at June 30, 2017 and $308 at December 31, 2016 (of which $42 and $48, respectively, was classified as a current liability), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated.

Payments related to remediation expenses applied against the reserve were $5 and $7 in the second quarter and six months ended June 30, 2017, respectively. This amount includes expenditures currently mandated, as well as those not required by any regulatory authority or third party.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be approximately 1% or less of cost of goods sold.

The following discussion provides details regarding the current status of certain significant reserves related to current or former Arconic sites.

Massena West, NY—Arconic has an ongoing remediation project related to the Grasse River, which is adjacent to Arconic’s Massena plant site. Many years ago, it was determined that sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs). The project, which was selected by the U.S. Environmental Protection Agency in a Record of Decision issued in April 2013, is aimed at capping PCB contaminated sediments with concentration in excess of one part per million in the main channel of the river and dredging PCB contaminated sediments in the near-shore areas where total PCBs exceed one part per million. At June 30, 2017 and December 31, 2016, the reserve balance associated with this matter was $224 and $228, respectively. Arconic is in the planning and design phase, which is expected to be completed in 2017. Following that, the actual remediation fieldwork is expected to commence and take approximately four years. The majority of the project funding is expected to be spent between 2017 and 2021.

Tax

Pursuant to the Tax Matters Agreement entered into between Arconic and Alcoa Corporation in connection with the Separation Transaction, Arconic shares responsibility with Alcoa Corporation, and Alcoa Corporation has agreed to partially indemnify Arconic, with respect to the following matter.

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

The combined assessments, remeasured for a tax rate change enacted in November 2014, total $283 (€248), including interest. On January 16, 2017, Spain’s National Court issued a decision in favor of the Company related to the assessment received in September 2010. The Spanish Tax Administration did not file an appeal within the applicable period. A further decision is expected on the application of this ruling to the overall assessment. Spain’s National Court has not yet rendered a decision related to the assessment received in July 2013.

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

Reynobond PE

Regulatory investigations are being conducted in connection with the fatal Grenfell Tower fire in London, UK on June 13, 2017. A French subsidiary of Arconic, Arconic Architectural Products SAS (AAP SAS), supplied a product, Reynobond PE, to its customer, a cladding system fabricator, which used the product as one component of the overall cladding system on Grenfell Tower. The fabricator supplied its portion of the cladding system to the façade installer, who then completed and installed the system under the direction of the general contractor. Neither Arconic nor AAP SAS was involved in the design or installation of the system used at the Tower, nor did it have a role in any other aspect of the building’s refurbishment or original design.

In July 2017, three purported class action complaints were filed against Arconic and certain officers, directors and/or other parties, alleging that, in light of the Grenfell Tower fire, certain Company filings with the Securities and Exchange Commission contained false and misleading disclosures and omissions in violation of the federal securities laws.

While the Company believes that these cases are without merit and intends to challenge them vigorously, there can be no assurances regarding the ultimate resolution of these matters. Given the preliminary nature of these matters and the uncertainty of litigation, the Company cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.

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

Commitments

Guarantees

At June 30, 2017, Arconic had outstanding bank guarantees related to tax matters, outstanding debt, workers’ compensation, environmental obligations, energy contracts, and customs duties, among others. The total amount committed under these guarantees, which expire at various dates between 2017 and 2026, was $46 at June 30, 2017.

Pursuant to the Separation and Distribution Agreement between Arconic and Alcoa Corporation, Arconic was required to provide maximum potential future payment guarantees for Alcoa Corporation issued on behalf of a third party of $314 and $354 at June 30, 2017 and December 31, 2016. These guarantees expire at various times between 2017 and 2024, and relate to project financing for Alcoa Corporation’s aluminum complex in Saudi Arabia. Furthermore, Arconic was required to provide guarantees up to an estimated present value amount of $1,600 related to two long-term supply agreements for energy for Alcoa Corporation facilities. In accordance with the Separation and Distribution Agreement, Arconic is only liable for these guaranteed amounts in the event of an Alcoa Corporation payment default. In December 2016, Arconic entered into a one-year claims purchase agreement with a bank covering claims up to $245 related to the Saudi Arabian aluminum complex and two long-term energy supply agreements. Most of the premium related to this claims purchase agreement is being paid by Alcoa Corporation. At June 30, 2017 and December 31, 2016, the combined fair value of the three required guarantees was $36 and $35, respectively, which was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet.

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

Letters of Credit

Arconic has outstanding letters of credit, primarily related to workers’ compensation and environmental obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates, primarily in 2017, was $133 at June 30, 2017.

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

Surety Bonds

Arconic has outstanding surety bonds, primarily related to tax matters, contract performance, workers’ compensation, environmental-related matters, and customs duties. The total amount committed under these surety bonds, which expire at various dates, primarily in 2017, was $127 at June 30, 2017.

Pursuant to the Separation and Distribution Agreement, Arconic was required to provide surety bonds related to Alcoa Corporation workers’ compensation claims which occurred prior to November 1, 2016 and, as a result, Arconic has $25 in outstanding surety bonds relating to these liabilities. Alcoa Corporation workers’ compensation claims and surety bond fees paid by Arconic are being billed to and are being fully reimbursed by Alcoa Corporation.

I. Segment Information

Arconic is a producer of multi-material products including sheet, plate, precision castings, forgings, rolled rings, extrusions, wheels and fasteners. Arconic’s products are used worldwide in transportation (including aerospace, automotive, truck, trailer, rail, and shipping), packaging, building and construction, oil and gas, defense, and industrial applications. Arconic’s segments are organized by product on a worldwide basis. In the first quarter of 2017, the Company changed its primary measure of segment performance from After-tax operating income (ATOI) to Adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”). Segment performance under Arconic’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is Adjusted EBITDA. Arconic’s definition of Adjusted EBITDA is net margin plus an add-back for depreciation and amortization and special items. Net margin is equivalent to Sales minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; Research and development expenses; and Provision for depreciation and amortization. The Adjusted EBITDA presented may not be comparable to similarly titled measures of other companies.

Items required to reconcile Combined segment adjusted EBITDA to Net income attributable to Arconic include: the Provision for depreciation and amortization; Restructuring and other charges; the impact of LIFO inventory accounting; metal price lag (the timing difference created when the average price of metal sold differs from the average cost of the metal when purchased by the respective segment - generally, when the price of metal increases, metal price lag is favorable, and when the price of metal decreases, metal price lag is unfavorable); corporate expense (general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities and corporate research and development expenses); other items, including intersegment profit eliminations; Other income, net; Interest expense; Income tax expense; and the results of discontinued operations. Prior period information has been recast to conform to current year presentation.

The operating results of Arconic’s reportable segments were as follows:

	Engineered Products and Solutions	Global Rolled Products	Transportation and Construction Solutions	Combined Segment
Second quarter ended June 30, 2017
Sales:
Third-party sales	$1,484	$1,268	$501	$3,253
Intersegment sales	—	37	—	37

Total sales	$1,484	$1,305	$501	$3,290

Profit and loss:
Depreciation and amortization	66	51	12	129
Adjusted EBITDA	310	164	82	556

Second quarter ended June 30, 2016
Sales:
Third-party sales	$1,465	$1,316	$467	$3,248
Intersegment sales	—	29	—	29

Total sales	$1,465	$1,345	$467	$3,277

Profit and loss:
Depreciation and amortization	62	50	12	124
Adjusted EBITDA	329	163	76	568

	Engineered Products and Solutions	Global Rolled Products	Transportation and Construction Solutions	Combined Segment
Six months ended June 30, 2017
Sales:
Third-party sales	$2,969	$2,517	$950	$6,436
Intersegment sales	—	71	—	71

Total sales	$2,969	$2,588	$950	$6,507

Profit and loss:
Depreciation and amortization	130	101	24	255
Adjusted EBITDA	616	335	154	1,105

Six months ended June 30, 2016
Sales:
Third-party sales	$2,914	$2,500	$896	$6,310
Intersegment sales	—	58	—	58

Total sales	$2,914	$2,558	$896	$6,368

Profit and loss:
Depreciation and amortization	127	100	23	250
Adjusted EBITDA	634	318	140	1,092

The following table reconciles Combined segment adjusted EBITDA to Net income attributable to Arconic:

	Second quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Combined segment adjusted EBITDA	$556	$568	$1,105	$1,092
Unallocated amounts:
Depreciation and amortization	(137)	(133)	(270)	(266)
Restructuring and other charges	(26)	(14)	(99)	(30)
Impact of LIFO	(11)	(13)	(30)	(25)
Metal price lag	19	6	41	6
Corporate expense	(91)	(115)	(182)	(191)
Other	(29)	(16)	(39)	(33)

Operating income	$281	$283	$526	$553
Other income, net	171	17	525	29
Interest expense	(183)	(124)	(298)	(245)

Income from continuing operations before income taxes	$269	$176	$753	$337
Income taxes	(57)	(123)	(219)	(174)
Discontinued operations	—	82	—	(12)

Net income attributable to Arconic	$212	$135	$534	$151

J. Earnings Per Share

Basic earnings per share (EPS) amounts are computed by dividing earnings, after the deduction of preferred stock dividends declared, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.

The number of shares and per share amounts for all periods presented below have been updated to reflect the Reverse Stock Split (see Note A).

The information used to compute basic and diluted EPS attributable to Arconic common shareholders was as follows (shares in millions):

	Second quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Income from continuing operations after income taxes	$212	$53	$534	$163
Less: Preferred stock dividends declared	(18)	(17)	(35)	(35)

Income from continuing operations available to Arconic common shareholders	194	36	499	128
Income (loss) from discontinued operations after income taxes and noncontrolling interests	—	82	—	(12)

Net income available to Arconic common shareholders - basic	194	118	499	116
Add: Interest expense related to convertible notes	2	2	4	—
Add: Dividends related to mandatory convertible preferred stock	—	—	34	—

Net income available to Arconic common shareholders - diluted	$196	$120	$537	$116

Average shares outstanding - basic	441	438	440	438
Effect of dilutive securities:
Stock options	2	1	2	—
Stock and performance awards	5	4	5	4
Mandatory convertible preferred stock	—	—	39	—
Convertible notes	14	9	14	—

Average shares outstanding - diluted	462	452	500	442

The following shares were excluded from the calculation of Average shares outstanding – diluted as their effect was anti-dilutive.

	Second quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Mandatory convertible preferred stock	39	26	—	26
Convertible notes	—	—	—	9

Additionally, options to purchase 7 million shares of common stock at a weighted average exercise price of $28.85 and options to purchase 8 million shares of common stock at a weighted average exercise price of $38.18 were outstanding as of June 30, 2017 and 2016, respectively, but were not included in the computation of diluted EPS because their effect was anti-dilutive as the exercise price of the options was greater than the average market price of Arconic’s common stock.

K. Receivables

Arconic has an arrangement with three financial institutions to sell certain customer receivables without recourse on a revolving basis. The sale of such receivables is completed using a bankruptcy remote special purpose entity, which is a consolidated subsidiary of Arconic. This arrangement provides for minimum funding of $200 up to a maximum of $400 for receivables sold. On March 30, 2012, Arconic initially sold $304 of customer receivables in exchange for $50 cash and $254 of deferred purchase program under the arrangement. Arconic has received additional net cash funding of $300 ($2,058 in draws and $1,758 in repayments) since the program’s inception, including net cash draws totaling $0 ($300 in draws and $300 in repayments) in the six months ended June 30, 2017.

As of June 30, 2017, and December 31, 2016, the deferred purchase program receivable was $222 and $83, respectively, which was included in Other receivables on the accompanying Consolidated Balance Sheet. The deferred purchase program receivable is reduced as collections of the underlying receivables occur; however, as this is a revolving program, the sale of new receivables will result in an increase in the deferred purchase program receivable. The net change in the deferred purchase program receivable was reflected in the (Increase) in receivables line item on the accompanying Statement of Consolidated Cash Flows. This activity is reflected as an operating cash flow because the related customer receivables are the result of an operating activity with an insignificant, short-term interest rate risk.

The gross amount of receivables sold and total cash collected under this program since its inception was $32,629 and $32,057, respectively. Arconic services the customer receivables for the financial institutions at market rates; therefore, no servicing asset or liability was recorded.

L. Debt

	June 30, 2017	December 31, 2016
6.50% Bonds, due 2018	$—	$250
6.75% Notes, due 2018	—	750
5.72% Notes, due 2019	500	750
1.63% Convertible Notes, due 2019*	403	403
6.150% Notes, due 2020	1,000	1,000
5.40% Notes due 2021	1,250	1,250
5.87% Notes, due 2022	627	627
5.125% Notes, due 2024	1,250	1,250
5.90% Notes, due 2027	625	625
6.75% Bonds, due 2028	300	300
5.95% Notes, due 2037	625	625
Iowa Finance Authority Loan, due 2042	250	250
Other**	(34)	(32)

Total debt	6,796	8,048
Less: amount due within one year	—	4

Total long-term debt	$6,796	$8,044

*	Amount was assumed in conjunction with the July 2015 acquisition of RTI International Metals, Inc.
**	Includes various financing arrangements related to subsidiaries, unamortized debt discounts related to outstanding notes and bonds listed in the table above, an equity option related to the convertible notes due in 2019, adjustments to the carrying value of long-term debt related to an interest rate swap contract accounted for as a fair value hedge, and unamortized debt issuance costs.

Public Debt – In April 2017, the Company announced three separate cash tender offers by the Investment Banks for the purchase of the Company’s 6.50% Bonds due 2018 (the “6.50% Bonds”), 6.75% Notes due 2018 (the “6.75% Notes”), and 5.72% Notes due 2019 (the “5.72% Notes”), up to a maximum purchase amount of $1,000 aggregate principal amount of notes, subject to certain conditions.

The Investment Banks purchased notes totaling $805 aggregate principal amount, including $150 aggregate principal amount of 6.50% Bonds, $405 aggregate principal amount of 6.75% Notes, and $250 aggregate principal amount of $5.72% Notes.

The Company agreed to acquire the notes from the Investment Banks for $409 in cash plus its remaining investment in Alcoa Corporation common stock (12,958,767 shares valued at $35.91 per share) for total consideration of $874 including accrued and unpaid interest. The Company recorded a charge of $58 ($27 in cash) primarily for the premium for the early redemption of the notes, a benefit of $8 for the proceeds of a related interest rate swap agreement, and a charge of $2 for legal fees associated with the transaction in Interest expense, and recorded a gain of $167 in Other income, net on the Debt-for-Equity Exchange.

On June 19, 2017, the Company completed the early redemption of its remaining outstanding 6.50% Bonds, with aggregate principal amount of $100, and its remaining outstanding 6.75% Notes, with aggregate principal amount of $345, for $479 in cash including accrued and unpaid interest. As a result of the early redemption of the 6.50% Bonds and 6.75% Notes, the Company recorded a charge of $24 in Interest expense for the premium paid for the early redemption of these notes in excess of their carrying value.

M. Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Pension benefits
Service cost	$22	$41	$45	$81
Interest cost	58	122	116	244
Expected return on plan assets	(83)	(186)	(166)	(371)
Recognized net actuarial loss	55	102	110	204
Amortization of prior service cost (benefits)	2	4	3	8
Settlements	—	2	—	2
Special termination benefits	—	—	—	1

Net periodic benefit cost*	$54	$85	$108	$169
Discontinued operations	—	40	—	73

Net amount recognized in Statement of Consolidated Operations	$54	$45	$108	$96

	Second quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Other postretirement benefits
Service cost	$2	$4	$4	$7
Interest cost	7	19	15	37
Recognized net actuarial loss	1	5	2	11
Amortization of prior service cost (benefits)	(2)	(7)	(4)	(13)
Special termination benefits	—	—	—	—

	Second quarter ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Pension benefits
Net periodic benefit cost*	$8	$21	$17	$42
Discontinued operations	—	13	—	25

Net amount recognized in Statement of Consolidated Operations	$8	$8	$17	$17

*	Components of Net periodic benefit cost were included within Cost of goods sold, Selling, general administrative, and other expenses, Research and development expenses and Restructuring and other charges in the Statement of Consolidated Operations.

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

N. Financial Instruments

Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (ii) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The carrying values and fair values of Arconic’s financial instruments were as follows:

	June 30, 2017		December 31, 2016
	Carrying	Fair	Carrying	Fair
	value	value	value	value
Cash and cash equivalents	$1,785	1,785	$1,863	$1,863
Restricted cash	5	5	15	15
Derivatives - current asset	19	19	14	14
Noncurrent receivables	20	20	21	21
Derivatives - noncurrent asset	12	12	10	10
Available-for-sale securities	104	104	102	102
Investment in common stock of Alcoa Corporation	—	—	1,020	1,020
Short-term borrowings	48	48	36	36
Derivatives - current liability	14	14	5	5
Long-term debt due within one year	—	—	4	4
Derivatives - noncurrent liability	9	9	3	3
Contingent payment related to an acquisition	80	80	78	78
Long-term debt, less amount due within one year	6,796	7,249	8,044	8,519

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

Investment in common stock of Alcoa Corporation. The fair value was based on the closing stock price of Alcoa Corporation on the New York Stock Exchange at June 30, 2017 and December 31, 2016 multiplied by the number of shares of Alcoa Corporation common stock owned by Arconic at those dates. This investment was classified in Level 1 of the fair value hierarchy. The Company disposed of its remaining investment in Alcoa Corporation common stock in the second quarter of 2017.

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

In July 2017, three purported class action complaints were filed against Arconic and other defendants. See Note H for further information on these matters.

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Arconic Inc.

We have reviewed the accompanying consolidated balance sheet of Arconic Inc. and its subsidiaries (Arconic) as of June 30, 2017, and the related statements of consolidated operations, consolidated comprehensive income, and changes in consolidated equity for the three-month and six-month periods ended June 30, 2017 and 2016 and the statement of consolidated cash flows for the six-month periods ended June 30, 2017 and 2016. These consolidated interim financial statements are the responsibility of Arconic’s management.

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
August 2, 2017

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

(dollars in millions, except per share amounts and aluminum prices; shipments in thousands of metric tons [kmt])

Overview

Our Business

Arconic (“Arconic” or the “Company”) is a global leader in lightweight metals engineering and manufacturing. Arconic’s innovative, multi-material products, which include aluminum, titanium, and nickel, are used worldwide in aerospace, automotive, commercial transportation, packaging, building and construction, oil and gas, defense, consumer electronics, and industrial applications.

The separation of Alcoa Inc. into two standalone, publicly-traded companies, Arconic Inc. (the new name for Alcoa Inc.) and Alcoa Corporation, became effective on November 1, 2016 (the “Separation Transaction”). The financial results of Alcoa Corporation for all periods prior to the Separation Transaction have been retrospectively reflected in the Statement of Consolidated Operations as discontinued operations and, as such, have been excluded from continuing operations and segment results for the second quarter and six months ended June 30, 2016. The cash flows, equity and comprehensive income related to Alcoa Corporation have not been segregated and are included in the Statement of Consolidated Cash Flows, Statement of Changes in Consolidated Equity and Statement of Consolidated Comprehensive Income, respectively, for the second quarter and six months ended June 30, 2016.

Results of Operations

Earnings Summary:

Income from continuing operations after income taxes. Income from continuing operations after income taxes was $212 for the second quarter of 2017, or $0.43 per diluted share, compared to income from continuing operations after income taxes of $53 for the second quarter of 2016, or $0.08 per diluted share. The increase of $159 was primarily attributable to a $167 gain on the debt-for-equity exchange with two investment banks (the “Investment Banks”) of the remaining portion of Arconic’s retained interest in Alcoa Corporation common stock for a portion of the Company’s outstanding notes held by the Investment Banks (the “Debt-for-Equity Exchange”), net cost savings and higher volumes across all segments, partially offset by expense incurred due to the early redemption of outstanding notes, unfavorable product pricing and mix, primarily in aerospace.

Income from continuing operations after income taxes was $534 for the six months ended June 30, 2017, or $1.07 per diluted share, compared to income from continuing operations after income taxes of $163 for the six months ended June 30, 2016, or $0.29 per diluted share. The increase of $371 was primarily attributable to a gain on the sale of a portion of Arconic’s investment in Alcoa Corporation common stock of $351 and a $167 gain on the Debt-for-Equity Exchange, net cost savings and higher volumes across all segments, partially offset by the loss on sale of the Fusina, Italy rolling mill of $60, as well as unfavorable product pricing and mix, primarily in aerospace.

Sales. Sales increased $27, or 1%, and $164, or 3%, in the second quarter and six months ended June 30, 2017, respectively, compared to the corresponding periods in 2016. The increase in both periods was the result of strong volume growth across all segments and higher aluminum pricing, partially offset by the ramp down and Toll Processing and Services Agreement (the “Toll Processing Agreement”) with Alcoa Corporation relating to the Company’s North America packaging business in Tennessee, pursuant to which Arconic provides can body stock to Alcoa Corporation using aluminum supplied by Alcoa Corporation, resulting in the absence of metal sales in the 2017 periods compared to the corresponding periods in 2016, as well as unfavorable product pricing in both the Engineered Products and Solutions and Global Rolled Products segments.

Cost of goods sold (COGS). COGS as a percentage of Sales was 79.2% and 78.6% in the second quarter and six months ended June 30, 2017, respectively, compared to 78.3% and 78.4% in the second quarter and six months ended June 30, 2016, respectively. The increase in both periods was primarily attributable to cost increases, including higher aluminum prices, and a lower margin product mix, partially offset by net cost savings.

Selling, general administrative, and other expenses (SG&A). SG&A expenses decreased $35 in the second quarter of 2017 compared to the same period in 2016 as a result of expenses related to the Separation Transaction of $45 in the prior year period and ongoing overhead cost reduction efforts (see Note D), partially offset by proxy, advisory and governance-related costs of $42 in the current year period.

SG&A expenses decreased $19 in the six months ended June 30, 2017 compared to the same period in 2016 as a result of expenses related to the Separation Transaction of $63 in the prior year period compared to $18 in the current year period, as well as ongoing overhead cost reduction efforts (see Note D), partially offset by proxy, advisory and governance-related costs of $58 in the current year period.

Restructuring and other charges. Restructuring and other charges were $26 ($17 after-tax) in the second quarter of 2017 compared to $14 ($9 after-tax) in the second quarter of 2016. Restructuring and other charges were $99 ($86 after-tax) in the six months ended June 30, 2017 compared to $30 ($20 after-tax) in the six months ended June 30, 2016.

In the second quarter of 2017, Restructuring and other charges included $29 ($19 after-tax) for layoff costs related to cost reduction initiatives, including the separation of approximately 352 employees (129 in the Engineered Products and Solutions segment, 110 in the Global Rolled Products segment, 93 in the Transportation and Construction Solutions segment, and 20 in Corporate); a net charge of $4 ($3 after-tax) for other miscellaneous items; a net benefit of $6 ($4 after-tax) for the reversal of forfeited executive stock compensation of $13, partially offset by a charge of $7 for the related severance; and a favorable benefit of $1 ($1 after-tax) for the reversal of a number of small layoff reserves related to prior periods.

Restructuring and other charges for the six months ended June 30, 2017 included $48 ($32 after-tax) for layoff costs related to cost reduction initiatives, including the separation of approximately 680 employees (243 in the Engineered Products and Solutions segment, 242 in the Global Rolled Products segment, 133 in the Transportation and Construction Solutions segment, and 62 in Corporate); a charge of $60 ($60 after-tax) related to the sale of the Fusina, Italy rolling mill; a net benefit of $6 ($4 after-tax) for the reversal of forfeited executive stock compensation of $13, partially offset by a charge of $7 for the related severance; a net benefit of $1 ($0 after-tax) for other miscellaneous items; and a favorable benefit of $2 ($2 after-tax) for the reversal of a number of small layoff reserves related to prior periods.

In the second quarter of 2016, Restructuring and other charges included $13 ($8 after-tax) for layoff costs related to cost reduction initiatives and the separation of Alcoa Inc. (see Note G), including the separation of approximately 540 employees (300 in the Engineered Products and Solutions segment and 240 in the Transportation and Construction Solutions segment); a net charge of $7 ($4 after-tax) for other miscellaneous items; and a favorable benefit of $6 ($3 after-tax) for the reversal of a number of small layoff reserves related to prior periods.

Restructuring and other charges for the six months ended June 30, 2016 included $30 ($20 after-tax) for layoff costs related to cost reduction initiatives and the separation of Alcoa Inc. (see Note G), including the separation of approximately 1,070 employees (800 in the Engineered Products and Solutions segment, 30 in the Global Rolled Products segment, and 240 in the Transportation and Construction Solutions segment); a net charge of $7 ($4 after-tax) for other miscellaneous items; and a net favorable benefit of $7 ($3 after-tax) for the reversal of a number of small layoff reserves related to prior periods.

Arconic does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of allocating such charges to segment results would have been as follows:

	Second quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Engineered Products and Solutions	$8	$9	$14	$17
Global Rolled Products	17	—	74	2
Transportation and Construction Solutions	6	8	9	8

Segment Total	31	17	97	27
Corporate	(5)	(3)	2	3

Total Restructuring and other charges	$26	$14	$99	$30

As of June 30, 2017, approximately 65 of the 680 employees associated with 2017 restructuring programs, approximately 1,170 of the 1,770 employees associated with 2016 restructuring programs, and approximately 1,120 of the 1,220 employees (previously 1,240 – updated to reflect employees accepting other positions within Arconic and natural attrition) associated with the 2015 restructuring programs had been separated. Most of the remaining separations for the 2017 restructuring programs and all of the remaining separations for the 2016 and 2015 restructuring programs are expected to be completed by the end of 2017.

In the 2017 second quarter and six-month period, cash payments of $1 and $2, respectively, were made against layoff reserves related to 2017 restructuring programs, cash payments of $6 and $20, respectively, were made against layoff reserves related to 2016 restructuring programs, and cash payments of $1 and $4, respectively, were made against the layoff reserves related to 2015 restructuring programs.

Interest expense. Interest expense increased $59, or 48%, and $53, or 22%, in the second quarter and six months ended June 30, 2017, respectively, compared to the corresponding periods in 2016. Interest expense in both the 2017 second quarter and six-month periods included $76 primarily for premiums paid for the early redemption of all of the Company’s 6.50% Bonds due 2018 and 6.75% Notes due 2018, and a portion of the Company’s 5.72% Notes due 2019 (see Note L).

Other income, net. Other income, net increased $154 in the second quarter of 2017 compared to the same period in 2016, primarily due to a $167 gain on the Debt-for-Equity Exchange.

Other income, net increased $496 in the six months ended June 30, 2017 compared to the corresponding period in 2016 primarily due to the gain on the sale of a portion of Arconic’s investment in Alcoa Corporation common stock of $351 and the gain of $167 on the Debt-for-Equity Exchange.

Provision for income taxes. For the six months ended June 30, 2017, Arconic’s estimated annual effective tax rate, before discrete items, was 28.4%. This rate is lower than the federal statutory rate of 35% due to foreign income taxed in lower rate jurisdictions, a tax basis in excess of book basis in Alcoa Corporation common stock sold (see Note G), and a nontaxable gain on the Debt-for-Equity Exchange (see Note L). These beneficial items were partially offset by a loss on the sale of a rolling mill in Fusina, Italy for which no net tax benefit was recognized (see Note E) and valuation allowances related to U.S. foreign tax credits.

For the six months ended June 30, 2016, Arconic’s estimated annual effective tax rate, before discrete items, was 52.7%. This rate is higher than the federal statutory rate of 35% primarily due to book basis in excess of tax basis of company-owned life insurance contracts that were sold during 2016, and separation expenses for which no tax benefit was recognized, partially offset by foreign income taxed in lower rate jurisdictions.

For the second quarter ended June 30, 2017 and June 30, 2016, the tax rate on year to date earnings, including discrete items, is 21.2% and 69.9% respectively. There were no individually material discrete items recorded in either period.

The tax provisions for the second quarter and six months ended June 30, 2017 and June 30, 2016 were comprised of the following:

	Second quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Pretax income at estimated annual effective income tax rate before discrete items	$76	$93	$214	$178
Catch-up adjustment to revalue previous quarter pre-tax income at current estimated annual effective tax rate	(16)	(18)	—	—
Interim period treatment of operational losses in foreign jurisdictions for which no tax benefit is recognized	(3)	51	4	(7)
Other discrete items	—	(3)	1	3

Provision for income taxes	$57	$123	$219	$174

Discontinued operations. For the second quarter of 2016, net income attributable to Arconic included income of $125 from discontinued operations after income taxes and $43 from discontinued operations attributable to noncontrolling interests. For the six months ended June 30, 2016, net income attributable to Arconic included income of $26 from discontinued operations after income taxes and $38 from discontinued operations attributable to noncontrolling interests.

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

Engineered Products and Solutions

	Second quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Third-party sales	$1,484	$1,465	$2,969	$2,914
Adjusted EBITDA	$310	$329	$616	$634

Third-party sales for the Engineered Products and Solutions segment increased 1% and 2% in the second quarter and six months ended June 30, 2017, respectively, compared to the corresponding periods in 2016. The change in both periods was primarily related to volume growth, offset by lower product pricing, primarily in the aerospace end market, the effects of foreign currency fluctuations, and the absence of sales ($4 and $20 in the second quarter and six months, respectively) from the divested Remmele Medical business.

Adjusted EBITDA for the Engineered Products and Solutions segment decreased $19 and $18 in the second quarter and six months ended June 30, 2017, respectively, compared to the corresponding periods in 2016. The decrease in both periods was principally the result of a lower margin product mix and ramp up costs ($9 and $29 in the second quarter and six months, respectively) associated with increasing production volumes of new aerospace engine parts such as higher scrap rates, production inefficiencies, new process development and employee training, and lower product pricing, partially offset by net cost savings and higher volumes.

In 2017, demand in the commercial aerospace end market is expected to remain strong, driven by the ramp-up of new aerospace engine platforms, somewhat offset by lower product pricing, continued customer destocking, and engine ramp-up challenges. Demand in the defense end market is expected to grow due to the continuing ramp-up of certain aerospace programs. Net cost savings are anticipated to continue.

Global Rolled Products (1)

	Second quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Third-party sales	$1,268	$1,316	$2,517	$2,500
Intersegment sales	37	29	71	58

Total sales	$1,305	$1,345	$2,588	$2,558

Adjusted EBITDA	$164	$163	$335	$318

Third-party aluminum shipments (kmt)	307	376	617	707

Average realized price per metric ton of aluminum(2)(3)	$4,130	$3,500	$4,079	$3,536

(1)	Excludes the Warrick, IN rolling operations and the equity interest in the rolling mill at the joint venture in Saudi Arabia, both of which were previously part of the Global Rolled Products segment but became part of Alcoa Corporation effective November 1, 2016.
(2)	Generally, average realized price per metric ton of aluminum includes two elements: a) the price of metal (the underlying base metal component based on quoted prices from the London Metal Exchange (“LME”), plus a regional premium which represents the incremental price over the base LME component that is associated with physical delivery of metal to a particular region), and b) the conversion price, which represents the incremental price over the metal price component that is associated with converting primary aluminum into sheet and plate.
(3)	The metal price component is a pass-through to this segment’s customers with limited exceptions (e.g., fixed-priced contracts, certain regional premiums).

Third-party sales for the Global Rolled Products segment decreased 4% in the second quarter of 2017 compared to the second quarter of 2016. The decrease was primarily related to the impact of $138 associated with the ramp-down and the Toll Processing Agreement with Alcoa Corporation relating to the Company’s North America packaging business in Tennessee, the absence of sales of $34 from the rolling mill in Fusina, Italy, which was sold in March 2017, and unfavorable product pricing and mix, largely offset by volume growth in the automotive end market and higher aluminum pricing.

Third-party sales for the Global Rolled Products segment increased 1% in the six months ended June 30, 2017 compared to the corresponding period in 2016. The increase was primarily related to volume growth in the automotive end market and higher aluminum pricing, offset by the impact of $234 associated with the ramp-down and the Toll Processing Agreement with Alcoa Corporation relating to the Company’s North America packaging business in Tennessee, the absence of sales of $35 from the rolling mill in Fusina, Italy, which was sold in March 2017, and unfavorable product pricing and mix.

Adjusted EBITDA for the Global Rolled Products segment increased $1 and $17 in the second quarter and six months ended June 30, 2017, respectively, compared to the corresponding periods in 2016. The change was primarily the result of net cost savings and increased automotive volumes, partially offset by lower aerospace volume from customer destocking and reduced build rates as well as continued pricing pressure on regional specialty products.

In 2017, demand in the automotive end market is expected to continue to grow due to the increasing demand for innovative products and aluminum-intensive vehicles. While new programs continue to ramp-up, demand from the commercial airframe end market is expected to decline due to customer destocking and lower build rates for aluminum intensive wide-body programs. Sales to the packaging market are expected to decline due to continuing pricing pressure within this market and the impact of the ramp-down and Toll Processing Agreement with Alcoa Corporation relating to the Company’s North America packaging business in Tennessee. Net cost savings improvements are expected to continue.

Transportation and Construction Solutions

	Second quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Third-party sales	$501	$467	$950	$896
Adjusted EBITDA	$82	$76	$154	$140

Third-party sales for the Transportation and Construction Solutions segment increased 7% and 6% in the second quarter and six months ended June 30, 2017, respectively, compared to the corresponding periods in 2016. The change was primarily related to increased volumes in the commercial transportation and building and construction end markets and favorable aluminum pricing, partially offset by lower product pricing and the effects of foreign currency.

Adjusted EBITDA for the Transportation and Construction Solutions segment increased $6 and $14 in the second quarter and six months ended June 30, 2017, respectively, compared to the corresponding periods in 2016. The change was principally the result of strong net cost savings and higher volumes, partially offset by lower product pricing in the heavy-duty truck market and product mix.

In 2017, continued growth in the North American and European building and construction markets and in the European commercial transportation market, as well as growth in demand for innovative new products, is expected, and the North American heavy duty truck market is starting to recover. Additionally, net cost savings are anticipated to continue.

Reconciliation of Combined segment adjusted EBITDA to Net income attributable to Arconic

Items required to reconcile Combined segment adjusted EBITDA to Net income attributable to Arconic include: the Provision for depreciation and amortization; Restructuring and other charges; the impact of LIFO inventory accounting; metal price lag (the timing difference created when the average price of metal sold differs from the average cost of the metal when purchased by the respective segment — generally, when the price of metal increases, metal price lag is favorable, and when the price of metal decreases, metal price lag is unfavorable); corporate expense (general administrative and selling expenses of operating the corporate headquarters and other global administrative facilities and corporate research and development expenses); other items, including intersegment profit eliminations; Other income, net; Interest expense; Income tax expense; and the results of discontinued operations. Prior period information has been recast to conform to current year presentation.

The following table reconciles Combined segment adjusted EBITDA to Net income attributable to Arconic:

	Second quarter ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Combined segment adjusted EBITDA	$556	$568	$1,105	$1,092
Unallocated amounts:
Depreciation and amortization	(137)	(133)	(270)	(266)
Restructuring and other charges	(26)	(14)	(99)	(30)
Impact of LIFO	(11)	(13)	(30)	(25)
Metal price lag	19	6	41	6
Corporate expense	(91)	(115)	(182)	(191)
Other	(29)	(16)	(39)	(33)

Operating income	$281	$283	$526	$553
Other income, net	171	17	525	29
Interest expense	(183)	(124)	(298)	(245)

Income from continuing operations before income taxes	$269	$176	$753	$337
Income taxes	(57)	(123)	(219)	(174)
Discontinued operations	—	82	—	(12)

Net income attributable to Arconic	$212	$135	$534	$151

The changes in the reconciling items between Combined segment adjusted EBITDA and Net income attributable to Arconic for the second quarter and six months ended June 30, 2017 compared to corresponding periods in 2016 consisted of:

•	an increase in Restructuring and other charges primarily due to the loss on sale of the Fusina, Italy rolling mill;

•	a change in Metal price lag, the result of higher prices for aluminum;

•	a decrease in Corporate expense, primarily attributable to costs incurred in the 2016 periods related to the separation of Alcoa Inc., partially offset by proxy, advisory and governance-related costs incurred in the 2017 periods;

•	an increase in Other income, net, largely the result of the $351 gain on the sale of a portion of Arconic’s investment in Alcoa Corporation common stock in the first quarter of 2017 and a $167 gain on the Debt-for-Equity Exchange;

•	an increase in Interest expense, principally due to premiums paid for the early redemption of $1,250 of the Company’s long-term debt during the second quarter of 2017; and

•	an increase in Income taxes, attributable to higher pretax income, exclusive of the previously noted gain on the Debt-for-Equity Exchange.

Reconciliation of Net income attributable to Arconic to Consolidated adjusted EBITDA

Items required to reconcile Net income attributable to Arconic to Consolidated adjusted EBITDA include: Depreciation and amortization; Restructuring and other charges; Other income, net; Interest expense; Income tax expense; and Discontinued operations.

The following table reconciles Net income attributable to Arconic to Consolidated adjusted EBITDA:

	Second quarter ended		Six months ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income attributable to Arconic	$212	$135	$534	$151
Depreciation and amortization	137	133	270	266
Restructuring and other charges	26	14	99	30
Other income, net	(171)	(17)	(525)	(29)
Interest expense	183	124	298	245
Income taxes	57	123	219	174
Discontinued operations	—	(82)	—	12

Consolidated adjusted EBITDA(1)	$444	$430	$895	$849

(1)	Consolidated adjusted EBITDA is a non-GAAP financial measure. Management believes that this measure is meaningful to investors because Consolidated adjusted EBITDA provides additional information with respect to Arconic’s operating performance. Additionally, presenting Consolidated adjusted EBITDA pursuant to our debt agreements is appropriate to provide additional information to investors to demonstrate Arconic’s ability to comply with its financial debt covenants. The Consolidated adjusted EBITDA presented may not be comparable to similarly titled measures of other companies.

Environmental Matters

See the Environmental Matters section of Note H to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Subsequent Events

In July 2017, three purported class action complaints were filed against Arconic and other defendants. See Note H to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for further information on these matters.

Liquidity and Capital Resources

The cash flows related to Alcoa Corporation have not been segregated and are included in the Statement of Consolidated Cash Flows for the six months ended June 30, 2016. As a result, the cash flow amounts reported for the six months ended June 30, 2017 are not comparable to the amounts reported for the six months ended June 30, 2016.

Cash from Operations

Cash used for operations was $83 in the six months ended June 30, 2017 compared with cash used for operations of $98 in the six months ended June 30, 2016. The decrease in cash used for operations of $15, or 15%, was primarily due to lower cash used for working capital.

Financing Activities

Cash used for financing activities was $903 in the six months ended June 30, 2017 compared to cash used for financing activities of $207 in the six months ended June 30, 2016. The increase in cash used for financing activities was primarily related to the early redemption of the Company’s 6.50% Bonds due 2018, 6.75% Notes due 2018, and a portion of the 5.72% Notes due 2019 (see Note L).

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

In addition to the Credit Agreement above, Arconic has a number of other credit agreements that provide a combined borrowing capacity of $715 as of June 30, 2017, of which $175 is due to expire in 2017 and $540 is due to expire in 2018. The purpose of any borrowings under these credit arrangements is to provide for working capital requirements and for other general corporate purposes. The covenants contained in all these arrangements are the same as the Credit Agreement. During the second quarter and six months ended June 30, 2017, Arconic borrowed and repaid $150 and $510, respectively, under these other credit facilities. The weighted-average interest rate and weighted-average days outstanding during the second quarter and six months ended June 30, 2017 were 2.54% and 38 days and 2.33% and 34 days, respectively.

Arconic’s costs of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to Arconic by the major credit rating agencies.

Arconic’s credit ratings from the three major credit rating agencies are as follows:

	Long-Term Debt	Short-Term Debt	Outlook	Date of Last Update
Standard and Poor’s	BBB-	A-3	Stable	May 1, 2017
Moody’s	Ba2	Speculative Grade Liquidity-2	Stable	June 28, 2017
Fitch	BB+	B	Stable	July 3, 2017

Investing Activities

Cash provided from investing activities was $904 in the six months ended June 30, 2017 compared to cash provided from investing activities of $310 in the six months ended June 30, 2016.

Cash provided from investing activities for the six months ended June 30, 2017 included the sale of a portion of Arconic’s investment in Alcoa Corporation common stock of $888 and the receipt of proceeds from the sale of the Yadkin Hydroelectric Project of $243, somewhat offset by cash used for capital expenditures of $229 and the injection of $10 into the Fusina rolling business prior to its sale.

Cash provided from investing activities for the six months ended June 30, 2016 included proceeds of $549 from the sale of assets and businesses, primarily related to $457 in proceeds from the redemption of Company-owned life insurance policies and proceeds of $102 from the sale of the Remmele Medical business, and $275 in proceeds received from the sale of investments, including $145 for the sale of an equity interest in a natural gas pipeline in Australia and $130 for fixed income and equity securities held by Arconic’s captive insurance company. These cash flows were partially offset by $528 in capital expenditures, including the aerospace expansion (thick plate stretcher) at the Davenport, Iowa plant.

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Arconic’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts relating to the growth of the aerospace, automotive, commercial transportation and other end markets; statements and guidance regarding future financial results or operating performance; statements about Arconic’s strategies, outlook, business and financial prospects; and statements regarding potential share gains. These statements reflect beliefs and assumptions that are based on Arconic’s perception of historical trends, current conditions and expected future developments, as well as other factors management believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict. Although Arconic believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to: (a) deterioration in global economic and financial market conditions generally; (b) unfavorable changes in the markets served by Arconic; (c) the impact of changes in foreign currency exchange rates on costs and results; (d) the inability to achieve the level of revenue growth, cash generation, cost savings, improvement in profitability and margins, fiscal discipline, or strengthening of competitiveness and operations anticipated from restructuring programs and productivity improvement, cash sustainability, technology advancements and other initiatives; (e) changes in discount rates or investment returns on pension assets; (f) Arconic’s inability to realize expected benefits, in each case as planned and by targeted completion dates, from acquisitions, divestitures, facility closures, curtailments, expansions, or joint ventures; (g) the impact of cyber-attacks and potential information technology or data security breaches; (h) political, economic, and regulatory risks in the countries in which Arconic operates or sells products; (i) the impact of the separation on the businesses of Arconic; (j) material adverse changes in aluminum industry conditions, including fluctuations in London Metal Exchange-based aluminum prices; (k) the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation; (l) the other risk factors summarized in Arconic’s Form 10-K for the year ended December 31, 2016, including under Part I, Item 1A thereof, and in the following sections of this report: Note H to the financial statements, the discussion included above under Segment Information, and the Risk Factors discussion in Part II, Item 1A. Arconic disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law. Market projections are subject to the risks discussed above and other risks in the market.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the second quarter of 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

Environmental Matters

As previously reported, by an amended complaint filed April 21, 2005, Alcoa Global Fasteners, Inc. (now known as Arconic Global Fasteners & Rings, Inc.) was added as a defendant in Orange County Water District (OCWD) v. Northrop Corporation, et al., civil action 04cc00715 (Superior Court of California, County of Orange). OCWD alleges contamination or threatened contamination of a drinking water aquifer by Arconic, certain of the entities that preceded Arconic at the same locations as property owners and/or operators, and other current and former industrial and manufacturing businesses that operated in Orange County in past decades. OCWD seeks to recover the cost of aquifer remediation and attorney’s fees. Trial on statutory, non-jury claims commenced on February 10, 2012. On October 29, 2013, the court issued its final Statement of Decision in favor of Arconic and the other Phase I trial defendants dismissing the statutory law liability claims. On June 20, 2014, following the full briefing by the parties, the trial court entered final judgment in favor of Arconic and the other trial defendants on the remaining tort claims. On August 18, 2014, the OCWD appealed the dismissal of the statutory law claims and common law claims (except for negligence). On March 29, 2017, oral argument on the appeal took place before a panel of three California Court of Appeal justices. On June 1, 2017, the Court of Appeal upheld the trial court’s decision in favor of Arconic on all claims. The OCWD did not file a petition for review to the California Supreme Court. On July 12, 2017, Northrop filed a petition for review by the Supreme Court of the State of California. Northrop’s petition does not implicate the aspects of the Court of Appeal’s opinion upholding the trial court’s judgment in Arconic’s favor, although it is possible that the OCWD may respond to Northrop’s petition in a manner which could potentially implicate the rulings in Arconic’s favor.

On June 21, 2017, the UK Environment Agency (the “Agency”) confirmed that it will prosecute Firth Rixson Metals Limited in Chesterfield (UK) Magistrates Court in relation to an environmental incident that took place on April 22, 2015 at the Company’s Glossop UK site. It is alleged that an acid scrubber unit at the site caused a leak into the local river resulting in environmental damage, including the death of approximately 200 fish. Arconic was not successful in persuading the Agency to drop the prosecution in lieu of an enforcement undertaking (a civil remedy) despite the fact that cyanide, a compound not used on the site, had been identified in the samples of water taken at the time. A court hearing has been scheduled for September 13, 2017. Given that this proceeding is in its preliminary stage, the Company is unable to reasonably predict an outcome or to estimate a range of reasonably possible loss.

Reynobond PE

On June 13, 2017, the Grenfell Tower in London, UK caught fire resulting in fatalities, injuries and damage. A French subsidiary of Arconic, Arconic Architectural Products SAS (AAP SAS), supplied a product, Reynobond PE, to its customer, a cladding system fabricator, which used the product as one component of the overall cladding system on Grenfell Tower. The fabricator supplied its portion of the cladding system to the façade installer, who then completed and installed the system under the direction of the general contractor. Neither Arconic nor AAP SAS was involved in the design or installation of the system used at the Tower, nor did it have a role in any other aspect of the building’s refurbishment or original design. Regulatory investigations are being conducted, including a criminal investigation by the London Metro Police, a public inquiry by the British government and a consumer protection inquiry by a French public authority. No private litigation has yet been filed in the UK or France.

Brave v. Arconic Inc., Kenneth J. Giacobbe and Klaus Kleinfeld. A purported class action complaint was filed on July 13, 2017 in the United States District Court for the Southern District of New York against Arconic Inc., Kenneth J. Giacobbe and Klaus Kleinfeld. The complaint alleges that the statements in Arconic’s 2016 10-K about management’s recognition of its responsibility to conduct the Company’s affairs according to the highest standards of personal and corporate conduct and within the laws of the host countries in which it operates, and its failure to disclose that Arconic knowingly supplied highly flammable Reynobond PE cladding panels for use in construction that significantly increased the risk of property damage, injury and death, were false and misleading in violation of the federal securities laws and artificially inflated the prices of Arconic’s securities. The plaintiffs seek, among other things, unspecified compensatory damages and an award of attorney and expert fees and expenses.

Tripson v. Arconic Inc. and Klaus Kleinfeld. A purported class action complaint was filed on July 14, 2017 in the United States District Court for the Southern District of New York against Arconic Inc. and Klaus Kleinfeld. The complaint alleges that statements in Arconic’s 2012-2016 10-Ks, 2012-15 Annual Reports and the 2016 Annual Highlights Report about management’s recognition of its responsibility to conduct the Company’s affairs according to the highest standards of personal and corporate conduct and within the laws of the host countries in which it operates, and its failure to disclose that Arconic knowingly supplied highly flammable Reynobond PE cladding panels for use in construction that significantly increased the risk of property damage, injury and death, were false and misleading in violation of the federal securities laws and artificially inflated the prices of Arconic’s securities. The complaint also alleges that Arconic was motivated to conceal its potential liability to improve its credit ratings and enhance its ability to raise capital. The plaintiffs seek, among other things, unspecified compensatory damages and equitable relief and an award of attorney and expert fees and expenses.

Sullivan v. Arconic Inc. et al. A purported class action complaint was filed on July 18, 2017 in the United States District Court for the Southern District of New York against Arconic Inc., as well as two former Arconic executives and several current and former Arconic directors, and banks that acted as underwriters for Arconic’s September 18, 2014 preferred stock offering. The complaint alleges that statements in the registration statement for Arconic’s September 18, 2014 preferred stock offering were false and misleading in light of the subsequent Grenfell Tower fire. The complaint also alleges that Arconic’s failure to disclose at the time of the offering that it was obtaining significant profits through sales that exposed it to substantial liability violated the federal securities laws. The plaintiffs seek, among other things, unspecified compensatory and recissory damages and an award of attorney and expert fees and expenses.

While the Company believes that these cases are without merit and intends to challenge them vigorously, there can be no assurances regarding the ultimate resolution of these matters. Given the preliminary nature of these matters and the uncertainty of litigation, the Company cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.

Other Matters

As previously reported, Arconic Inc. and certain officers and directors are named as defendants in a lawsuit filed on April 18, 2017 in Pennsylvania state court, the Philadelphia County Court of Common Pleas, by plaintiff shareholder Arthur Ehrlich on behalf of himself and other similarly situated shareholders alleging breach of fiduciary duty related to Arconic’s April 12, 2017 filing of a Form 8-K in which the Company disclosed that it had given notice of a “potential change in control” under the terms of a rabbi trust agreement. Plaintiff alleges that this statement constitutes an improper attempt to coerce shareholders into voting for incumbent directors. After a hearing on May 1, 2017, the Court denied plaintiff’s request for a preliminary injunction. On May 18, 2017, plaintiff voluntarily dismissed the lawsuit with prejudice as to Ehrlich, but without prejudice as it relates to other potential named plaintiffs.    No further reports will be made on this matter.

As previously reported, Arconic Inc. and certain officers and directors are named as defendants in a lawsuit filed on April 19, 2017 in the United States District Court for the Southern District of New York by plaintiff City of Atlanta Firefighters Pension Fund alleging violations of the Exchange Act related to Arconic’s April 12, 2017 filing of a Form 8-K in which the Company disclosed that it had given notice of a “potential change in control” under the terms of a rabbi trust agreement. Plaintiff alleges that this statement constitutes an improper attempt to coerce shareholders into voting for incumbent directors. After a hearing on May 10, 2017, the Court denied plaintiff’s Motion for Preliminary Injunction. On May 24, 2017, plaintiff voluntarily dismissed the lawsuit without prejudice. No further reports will be made on this matter.

Item 1A.	Risk Factors.

Arconic’s business, financial condition and results of operations may be impacted by a number of factors. In addition to the factors discussed elsewhere in this report, in Part I, Item 1A of Arconic’s Annual Report on Form 10-K for the year ended December 31, 2016, and in other reports filed by Arconic with the Securities and Exchange Commission, the following risks and uncertainties, updated from and in addition to those in the Form 10-K, could materially harm its business, financial condition or results of operations, including causing Arconic’s actual results to differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to Arconic or that Arconic currently deems immaterial also may materially adversely affect the Company in future periods.

Arconic could encounter manufacturing difficulties or other issues that impact product performance, quality or safety, which could affect Arconic’s reputation, business and financial statements.

The manufacture of many of Arconic’s products is a highly exacting and complex process. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols and procedures, including those related to quality, problems with raw materials, supply chain interruptions, natural disasters, labor unrest and environmental factors. Such problems could have an adverse impact on the Company’s ability to fulfill orders or on product performance. Product manufacturing or performance issues could result in recalls, customer penalties, contract cancellation and product liability exposure, including if any of our products are defective or are used in a manner that results in injuries or other damages. Because of approval and license requirements applicable to manufacturers and/or their suppliers, alternatives to mitigate manufacturing disruptions may not be readily available to the Company or its customers. Accordingly, manufacturing problems, product defects or other risks associated with our products, including their use or application, could result in significant costs to and liability for Arconic, including the payment of potentially substantial monetary damages, fines or penalties, as well as negative publicity and damage to the Company’s reputation, which could adversely impact product demand and customer relationships.

Arconic may be exposed to significant legal proceedings, investigations or changes in U.S. federal, state or foreign law, regulation or policy.

Arconic’s results of operations or liquidity in a particular period could be affected by new or increasingly stringent laws, regulatory requirements or interpretations, or outcomes of significant legal proceedings or investigations adverse to Arconic. The Company may experience a change in effective tax rates or become subject to unexpected or rising costs associated with business operations or provision of health or welfare benefits to employees due to changes in laws, regulations or policies. The Company is also subject to a variety of legal and regulatory compliance risks associated with its business and products. These risks include, among other things, potential claims relating to product liability (including personal injury, property loss or similar claims), health and safety, environmental matters, intellectual property rights, government contracts and taxes, as well as compliance with U.S. and foreign laws and regulations governing export, anti-bribery, competition, sales and trading practices, and the manufacture and sale of products. Arconic could be subject to fines, penalties, damages (in certain cases, treble damages), or suspension or debarment from government contracts.

Even if Arconic successfully defends against these types of claims, the Company could still be required to spend a substantial amount of money in connection with legal proceedings or investigations with respect to such claims; the Company’s management could be required to devote significant time, attention and operational resources responding to and defending against these claims; and Arconic’s reputation could suffer, any of which could have a material adverse effect on its financial condition and results of operations.

While Arconic believes it has adopted appropriate risk management and compliance programs to address and reduce these risks, including insurance arrangements with respect to these risks, such measures may not provide adequate protection against liabilities that may arise. The global and diverse nature of Arconic’s operations means that these risks will continue to exist, and additional legal proceedings and contingencies may arise from time to time. In addition, various factors or developments can lead the Company to change current estimates of liabilities or make such estimates for matters previously not susceptible of reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling or settlement or unfavorable changes in laws, regulations or policies, or other contingencies that the Company cannot predict with certainty could have a material adverse effect on the Company’s results of operations or cash flows in a particular period. For additional information regarding the legal proceedings involving the Company, see the discussion in Part I, Item 3. (Legal Proceedings) of this report and in Note L to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data).

Arconic is subject to a broad range of product, health, safety and environmental laws and regulations in the jurisdictions in which it operates and may be exposed to substantial costs and liabilities associated with such laws and regulations.

Arconic’s operations worldwide are subject to numerous complex and increasingly stringent product, health, safety and environmental laws and regulations. The costs of complying with such laws and regulations, including participation in assessments and cleanups of sites, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future. Environmental laws may impose cleanup liability on owners and occupiers of contaminated property, including past or divested properties, regardless of whether the owners and occupiers caused the contamination or whether the activity that caused the contamination was lawful at the time it was conducted. Environmental matters for which Arconic may be liable may arise in the future at its present sites, where no problem is currently known, at previously owned sites, sites previously operated by the Company, sites owned by its predecessors or sites that it may acquire in the future. Compliance with product, health, safety and environmental laws and regulations may prove to be more limiting and costly than the Company anticipates. For example, if safety issues, whether real or perceived, arise in connection with any Arconic product, sales of such product could be halted or recalled. New data and information, including information about the ways in which the Company’s products are used, may lead the Company, regulatory authorities, government agencies or other entities or organizations to publish guidelines or recommendations, or impose restrictions, related to the manufacturing or use of the Company’s products. This could lead to reduced sales or market acceptance of the Company’s products. Arconic’s results of operations or liquidity in a particular period could be affected by certain health, safety or environmental matters, including remediation costs and damages related to certain sites as well as other health and safety risks relating to its operations and products. Additionally, evolving regulatory standards and expectations can result in increased litigation and/or increased costs, all of which can have a material and adverse effect on earnings and cash flows.

Item 5.	Other Information.

On July 31, 2017, Arconic entered into a separation agreement with Klaus Kleinfeld, the former Chairman and Chief Executive Officer of the Company. The separation agreement provides that, subject to Mr. Kleinfeld’s non-revocation of a general release of claims in favor of the Company and compliance with his obligations under the separation agreement, and in full satisfaction of Mr. Kleinfeld’s right to receive severance benefits, the Company will provide to Mr. Kleinfeld (a) a cash payment of $5,000,000, (b) continued life, accident and health benefits until the second anniversary of his employment termination date at no greater after-tax cost to Mr. Kleinfeld than the after-tax cost to him as of immediately prior to his employment termination date, and (c) a prorated bonus for 2017 equal to the greater of (i) 37% of the annual bonus to which Mr. Kleinfeld would have been entitled had he remained employed through the end of 2017 and (ii) $1,000,000.

The separation agreement also contains a mutual non-disparagement covenant, a mutual general release of claims and a cooperation covenant, as well as an acknowledgement by Mr. Kleinfeld that he continues to be bound by the restrictive covenants applicable to him under the Executive Severance Agreement between him and the Company dated December 8, 2008.

The foregoing description of the separation agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the separation agreement filed herewith as Exhibit 10(c).

Item 6.	Exhibits.

2	Amended and Restated Alcoa Corporation to Arconic Inc. Trademark License Agreement, dated as of June 25, 2017, by and between Alcoa USA Corp. and Arconic Inc.

10(a)	Settlement Agreement, dated as of May 22, 2017, by and among Elliott Associates, L.P., Elliott International, L.P., Elliott International Capital Advisors Inc. and Arconic Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2017 (reporting an event on May 21, 2017).

10(b)	Letter Agreement between Arconic Inc. and David P. Hess, dated May 17, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2017 (reporting an event on May 17, 2017).

10(c)	Separation Agreement between Arconic Inc. and Klaus Kleinfeld, dated July 31, 2017.

12.	Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arconic Inc.

August 2, 2017	/s/ Ken Giacobbe
Date	Ken Giacobbe
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

August 2, 2017	/s/ Paul Myron
Date	Paul Myron
Vice President and Controller
(Principal Accounting Officer)

EXHIBIT INDEX

2	Amended and Restated Alcoa Corporation to Arconic Inc. Trademark License Agreement, dated as of June 25, 2017, by and between Alcoa USA Corp. and Arconic Inc.

10(a)	Settlement Agreement, dated as of May 22, 2017, by and among Elliott Associates, L.P., Elliott International, L.P., Elliott International Capital Advisors Inc. and Arconic Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2017 (reporting an event on May 21, 2017).

10(b)	Letter Agreement between Arconic Inc. and David P. Hess, dated May 17, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2017 (reporting an event on May 17, 2017).

10(c)	Separation Agreement between Arconic Inc. and Klaus Kleinfeld, dated July 31, 2017.

12.	Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document