Form 10-Q
period 2017-09-30
Arconic Inc.
filed 2017-11-06
CIK 4281

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

As of October 20, 2017, there were 481,324,177 shares of common stock, par value $1.00 per share, of the registrant outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Arconic and subsidiaries

Statement of Consolidated Operations (unaudited)

(in millions, except per-share amounts)

	Third quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Sales (I)	$3,236	$3,138	$9,689	$9,427
Cost of goods sold (exclusive of expenses below)	2,626	2,503	7,701	7,436
Selling, general administrative, and other expenses	155	229	580	673
Research and development expenses	25	30	83	93
Provision for depreciation and amortization	140	136	410	402
Restructuring and other charges (D & E)	19	3	118	33

Operating income	271	237	797	790
Interest expense (L)	100	126	398	371
Other income, net (G)	(1)	(11)	(526)	(40)

Income from continuing operations before income taxes	172	122	925	459
Provision for income taxes	53	56	272	230

Income from continuing operations after income taxes	119	66	653	229
Income from discontinued operations after income taxes (G)	—	120	—	146

Net income	119	186	653	375
Less: Income from discontinued operations attributable to noncontrolling interests (G)	—	20	—	58

Net income attributable to Arconic	$119	$166	$653	$317

Amounts Attributable to Arconic Common Shareholders (J):
Net income	$101	$148	$600	$265

Earnings per share - basic
Continuing operations	$0.23	$0.11	$1.36	$0.40
Discontinued operations	—	0.23	—	0.20

Net income per share - basic	$0.23	$0.34	$1.36	$0.60

Earnings per share - diluted
Continuing operations	$0.22	$0.11	$1.31	$0.40
Discontinued operations	—	0.22	—	0.20

Net income per share - diluted	$0.22	$0.33	$1.31	$0.60

Dividends paid per share	$0.06	$0.09	$0.18	$0.27

Weighted Average Shares Outstanding (J):
Average shares outstanding - basic	442	438	441	438

Average shares outstanding - diluted	462	453	501	443

The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries

Statement of Consolidated Comprehensive Income (Loss) (unaudited)

(in millions)

	Arconic		Noncontrolling Interests		Total
	Third quarter ended September 30,		Third quarter ended September 30,		Third quarter ended September 30,
	2017	2016	2017	2016	2017	2016
Net income	$119	$166	$—	$20	$119	$186
Other comprehensive income (loss), net of tax (C):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	31	(462)	—	(1)	31	(463)
Foreign currency translation adjustments	85	157	—	45	85	202
Net change in unrealized gains/losses on available-for-sale securities	1	—	—	—	1	—
Net change in unrecognized gains/losses on cash flow hedges	10	(338)	—	(10)	10	(348)

Total Other comprehensive income (loss), net of tax	127	(643)	—	34	127	(609)

Comprehensive income (loss)	$246	$(477)	$—	$54	$246	$(423)

	Arconic		Noncontrolling Interests		Total
	Nine months ended September 30,		Nine months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016	2017	2016
Net income	$653	$317	$—	$58	$653	$375
Other comprehensive income (loss), net of tax (C):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	110	(365)	—	2	110	(363)
Foreign currency translation adjustments	251	505	—	184	251	689
Net change in unrealized gains/losses on available-for-sale securities	(133)	4	—	—	(133)	4
Net change in unrecognized gains/losses on cash flow hedges	13	(571)	—	4	13	(567)

Total Other comprehensive income (loss), net of tax	241	(427)	—	190	241	(237)

Comprehensive income (loss)	$894	$(110)	$—	$248	$894	$138

The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries

Consolidated Balance Sheet (unaudited)

(in millions)

	September 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$1,815	$1,863
Receivables from customers, less allowances of $7 in 2017 and $13 in 2016 (K)	1,150	974
Other receivables (G & K)	373	477
Inventories (F)	2,453	2,253
Prepaid expenses and other current assets	357	325

Total current assets	6,148	5,892
Properties, plants, and equipment	11,791	11,572
Less: accumulated depreciation and amortization	6,265	6,073

Properties, plants, and equipment, net	5,526	5,499

Goodwill	5,246	5,148
Deferred income taxes	1,024	1,234
Investment in common stock of Alcoa Corporation (G & N)	—	1,020
Other noncurrent assets	1,293	1,245

Total Assets	$19,237	$20,038

Liabilities
Current liabilities:
Short-term borrowings	$54	$36
Accounts payable, trade	1,656	1,744
Accrued compensation and retirement costs	379	398
Taxes, including income taxes	74	85
Accrued interest payable	101	153
Other current liabilities	412	329
Long-term debt due within one year	1	4

Total current liabilities	2,677	2,749
Long-term debt, less amount due within one year (L & N)	6,802	8,044
Accrued pension benefits	2,110	2,345
Accrued other postretirement benefits	811	889
Other noncurrent liabilities and deferred credits	876	870

Total liabilities	13,276	14,897

Contingencies and commitments (H)
Equity
Arconic shareholders’ equity:
Preferred stock	55	55
Mandatory convertible preferred stock	3	3
Common stock	442	438
Additional capital	8,294	8,214
Accumulated deficit	(519)	(1,027)
Accumulated other comprehensive loss (C)	(2,327)	(2,568)

Total Arconic shareholders’ equity	5,948	5,115

Noncontrolling interests	13	26

Total equity	5,961	5,141

Total Liabilities and Equity	$19,237	$20,038

The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries

Statement of Consolidated Cash Flows (unaudited)

(in millions)

	Nine months ended September 30,
	2017	2016
Cash from Operations
Net income	$653	$375
Adjustments to reconcile net income to cash from operations:
Depreciation, depletion and amortization	410	938
Deferred income taxes	24	(67)
Equity income, net of dividends	—	32
Restructuring and other charges	118	134
Net gain from investing activities - asset sales (G)	(514)	(152)
Net periodic pension benefit cost (M)	163	246
Stock-based compensation	59	73
Other	60	67
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables	(278)	(226)
(Increase) decrease in inventories	(168)	7
Decrease (increase) in prepaid expenses and other current assets	6	(10)
(Decrease) in accounts payable, trade	(94)	(196)
(Decrease) in accrued expenses	(138)	(417)
Increase in taxes, including income taxes	144	63
Pension contributions	(257)	(227)
(Increase) in noncurrent assets	(37)	(284)
(Decrease) in noncurrent liabilities	(62)	(148)

Cash provided from operations	89	208

Financing Activities
Net change in short-term borrowings (original maturities of three months or less)	15	(6)
Additions to debt (original maturities greater than three months)	664	1,313
Payments on debt (original maturities greater than three months) (L)	(1,484)	(1,324)
Proceeds from exercise of employee stock options	48	3
Dividends paid to shareholders	(132)	(171)
Distributions to noncontrolling interests	(14)	(176)
Other	(15)	11

Cash used for financing activities	(918)	(350)

Investing Activities
Capital expenditures	(360)	(814)
Proceeds from the sale of assets and businesses (E)	(9)	683
Additions to investments	(2)	(23)
Sales of investments (G)	890	280
Net change in restricted cash	11	(72)
Other (G)	246	25

Cash provided from investing activities	776	79

Effect of exchange rate changes on cash and cash equivalents	5	7

Net change in cash and cash equivalents	(48)	(56)
Cash and cash equivalents at beginning of year	1,863	1,919

Cash and cash equivalents at end of period	$1,815	$1,863

The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions, except per-share amounts)

	Arconic Shareholders
	Preferred stock	Mandatory convertible preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Noncontrolling interests	Total Equity
Balance at June 30, 2016	$55	$3	$1,391	$9,877	$8,871	$(2,647)	$(5,215)	$2,194	$14,529
Net income	—	—	—	—	166	—	—	20	186
Other comprehensive (loss) income (C)	—	—	—	—	—	—	(643)	34	(609)
Cash dividends declared:
Preferred-Class A @ $1.875 per share	—	—	—	—	(1)	—	—	—	(1)
Preferred-Class B @ $6.71875 per share	—	—	—	—	(16)	—	—	—	(16)
Common @ $0.18 per share	—	—	—	—	(80)	—	—	—	(80)
Stock-based compensation	—	—	—	18	—	—	—	—	18
Common stock issued:
compensation plans	—	—	—	(12)	—	8	—	—	(4)
Retirement of Treasury stock	—	—	(76)	(2,563)	—	2,639	—	—	—
Reverse stock split	—	—	(877)	877	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	(92)	(92)
Other	—	—	—	—	—	—	—	14	14

Balance at September 30, 2016	$55	$3	$438	$8,197	$8,940	$—	$(5,858)	$2,170	$13,945

	Arconic Shareholders
	Preferred stock	Mandatory convertible preferred stock	Common stock	Additional capital	Accumulated deficit	Treasury stock	Accumulated other comprehensive loss	Noncontrolling interests	Total Equity
Balance at June 30, 2017	$55	$3	$441	$8,262	$(567)	$—	$(2,454)	$13	$5,753
Net income	—	—	—	—	119	—	—	—	119
Other comprehensive income (C)	—	—	—	—	—	—	127	—	127
Cash dividends declared:
Preferred-Class A @ $1.875 per share	—	—	—	—	(1)	—	—	—	(1)
Preferred-Class B @ $6.71875 per share	—	—	—	—	(17)	—	—	—	(17)
Common at $0.12 per share	—	—	—	—	(53)	—	—	—	(53)
Stock-based compensation	—	—	—	11	—	—	—	—	11
Common stock issued:
compensation plans	—	—	1	21	—	—	—	—	22
Other	—	—	—	—	—	—	—	—	—

Balance at September 30, 2017	$55	$3	$442	$8,294	$(519)	$—	$(2,327)	$13	$5,961

The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries

Statement of Changes in Consolidated Equity (unaudited)

(in millions, except per-share amounts)

	Arconic Shareholders
	Preferred stock	Mandatory convertible preferred stock	Common stock	Additional capital	Retained earnings	Treasury stock	Accumulated other comprehensive loss	Noncontrolling interests	Total Equity
Balance at December 31, 2015	$55	$3	$1,391	$10,019	$8,834	$(2,825)	$(5,431)	$2,085	$14,131
Net income	—	—	—	—	317	—	—	58	375
Other comprehensive (loss) income (C)	—	—	—	—	—	—	(427)	190	(237)
Cash dividends declared:
Preferred-Class A @ $3.75 per share	—	—	—	—	(2)	—	—	—	(2)
Preferred-Class B @ $20.1563 per share	—	—	—	—	(50)	—	—	—	(50)
Common @ $0.36 per share	—	—	—	—	(159)	—	—	—	(159)
Stock-based compensation	—	—	—	73	—	—	—	—	73
Common stock issued:
compensation plans	—	—	—	(209)	—	186	—	—	(23)
Retirement of Treasury stock	—	—	(76)	(2,563)	—	2,639	—	—	—
Reverse stock split	—	—	(877)	877	—	—	—	—	—
Distributions	—	—	—	—	—	—	—	(176)	(176)
Other	—	—	—	—	—	—	—	13	13

Balance at September 30, 2016	$55	$3	$438	$8,197	$8,940	$—	$(5,858)	$2,170	$13,945

	Arconic Shareholders
	Preferred stock	Mandatory convertible preferred stock	Common stock	Additional capital	Accumulated deficit	Treasury stock	Accumulated other comprehensive loss	Noncontrolling interests	Total Equity
Balance at December 31, 2016	$55	$3	$438	$8,214	$(1,027)	$—	$(2,568)	$26	$5,141
Net income	—	—	—	—	653	—	—	—	653
Other comprehensive income (C)	—	—	—	—	—	—	241	—	241
Cash dividends declared:
Preferred-Class A @ $3.75 per share	—	—	—	—	(2)	—	—	—	(2)
Preferred-Class B @ $20.1563 per share	—	—	—	—	(51)	—	—	—	(51)
Common @ $0.24 per share	—	—	—	—	(107)	—	—	—	(107)
Stock-based compensation	—	—	—	59	—	—	—	—	59
Common stock issued:
compensation plans	—	—	4	21	—	—	—	—	25
Distributions	—	—	—	—	—	—	—	(14)	(14)
Other	—	—	—	—	15	—	—	1	16

Balance at September 30, 2017	$55	$3	$442	$8,294	$(519)	$—	$(2,327)	$13	$5,961

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

The separation of Alcoa Inc. into two standalone, publicly-traded companies, Arconic Inc. (the new name for Alcoa Inc.) and Alcoa Corporation, became effective on November 1, 2016 (the “Separation Transaction”). The financial results of Alcoa Corporation for all periods prior to the Separation Transaction have been retrospectively reflected in the Statement of Consolidated Operations as discontinued operations and, as such, have been excluded from continuing operations and segment results for the third quarter and nine months ended September 30, 2016. The cash flows, equity and comprehensive income related to Alcoa Corporation have not been segregated and are included in the accompanying Statement of Consolidated Cash Flows, Statement of Changes in Consolidated Equity and Statement of Consolidated Comprehensive Income, respectively, for the third quarter and nine months ended September 30, 2016.

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

B. Recently Adopted and Recently Issued Accounting Guidance

Adopted

In March 2016, the Financial Accounting Standards Board (“FASB”) issued changes to employee share-based payment accounting. Previously, an entity determined for each share-based payment award whether the difference between the deduction for tax purposes and the compensation cost recognized for financial reporting purposes resulted in either an excess tax benefit or a tax deficiency. Excess tax benefits were recognized in additional paid-in capital; tax deficiencies were recognized either as an offset to accumulated excess tax benefits, if any, or in the income statement. Excess tax benefits were not recognized until the deduction reduced taxes payable. The changes require all excess tax benefits and tax deficiencies related to share-based payment awards to be recognized as income tax expense or benefit in the income statement. The tax effects of exercised or vested awards should be treated as discrete items in the reporting period in which they occur. An entity also should recognize excess tax benefits regardless of whether the benefit reduces taxes payable in the current period. In addition, the presentation of excess tax benefits related to share-based payment awards in the statement of cash flows changed. Previously, excess tax benefits were separated from other income tax cash flows and classified as a financing activity. The changes require excess tax benefits to be classified along with other income tax cash flows as an operating activity. Also, the changes require cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity. Further, for a share-based award to qualify for equity classification it previously could not be partially settled in cash in-excess of the employer’s minimum statutory withholding requirements. The changes permit equity classification of share-based awards for withholdings up to the maximum statutory tax rates in applicable jurisdictions. These changes became effective for Arconic on January 1, 2017. The prospective transition method was utilized for excess tax benefits in the Statement of Consolidated Cash Flows. Management concluded that the adoption of this guidance did not have a material impact on the Consolidated Financial Statements.

In March 2016, the FASB issued changes eliminating the requirement for an investor to adjust an equity method investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held as a result of an increase in the level of ownership interest or degree of influence. In addition, an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting must recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. These changes became effective for Arconic on January 1, 2017. Management determined that the adoption of this guidance did not have a material impact on the Consolidated Financial Statements.

In March 2016, the FASB issued changes to derivative instruments designated as hedging instruments. These changes clarify that a change in the counterparty to a derivative instrument that has been designated as a hedging instrument does not, in and of itself, require dedesignation of that hedging relationship provided that all other hedge accounting criteria continue to be met. These changes became effective for Arconic on January 1, 2017. Management determined that the adoption of this guidance did not have a material impact on the Consolidated Financial Statements.

In October 2016, the FASB issued changes to the accounting for Intra-Entity transactions, other than inventory. Previously, no immediate tax impact was recognized in the consolidated financial statements as a result of intra-entity transfers of assets. The previous standard precluded an entity from reflecting a tax benefit or expense from an intra-entity transfer between entities that file separate tax returns, whether or not such entities were in different tax jurisdictions, until the asset was sold to a third party or otherwise recovered. The previous standard also prohibited recognition by the buyer of a deferred tax asset for the temporary difference arising from the excess of the buyer’s tax basis over the cost to the seller. The changes require the current and deferred income tax consequences of the intra-entity transfer to be recorded when the transaction occurs. The exception to defer the tax consequences of inventory transactions is maintained. These changes became effective for Arconic on January 1, 2017. Management determined that the adoption of this guidance did not have a material impact on the Consolidated Financial Statements.

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

Arconic will adopt the new guidance using the modified retrospective transition approach, reflecting the cumulative effect of initially applying the new standard to revenue recognition in the first quarter of 2018. The Company formed a project assessment and adoption team and is currently reviewing contract terms and assessing the impact of adopting the new guidance on the Consolidated Financial Statements. While the Company generally recognizes revenue at a point in time upon delivery and transfer of title and risk of loss for most arrangements, based on the contract assessments to date, it believes that revenue under certain of those contracts, primarily within the Engineered Products and Solutions segment, may be recognized over time due to the customized nature of certain of its products that have no alternative use combined with an enforceable right of payment from the customer in the event of termination of the contract. The Company is assessing the modification of certain contract terms that may impact point-in-time versus over-time revenue recognition. It is not anticipated that these modifications would result in significant changes to revenue, business practices or controls. The Company is continuing to assess the impact that over-time revenue recognition will have on its Consolidated Financial Statements; therefore an estimate of the impact of adopting this standard is not currently determinable. In addition, the Company is in the process of identifying appropriate changes to its business processes and controls, as well as preparing for revisions to accounting policies and expanded disclosures related to revenue recognition in the notes to the Consolidated Financial Statements.

In January 2016, the FASB issued changes to equity investments. These changes require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Also, the impairment assessment of equity investments without readily determinable fair values has been simplified by requiring a qualitative assessment to identify impairment. Also, the new guidance will require changes in fair value of equity securities to be recognized immediately as a component of net income instead of being reported in accumulated other comprehensive loss until the gain (loss) is realized. These changes, which will be applied on a prospective basis, become effective for Arconic on January 1, 2018. Management determined that the adoption of these changes will not have a material impact on the Consolidated Financial Statements.

In February 2016, the FASB issued changes to the accounting and presentation of leases. These changes require lessees to recognize a right of use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right of use asset and lease liability. Additionally, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option, or not exercise an option to terminate the lease. These changes become effective for Arconic on January 1, 2019. Management is currently evaluating the potential impact of these changes on the Consolidated Financial Statements, which will require right of use assets and lease liabilities be recorded in the consolidated balance sheet for operating leases. An estimate of the impact of this standard is not currently determinable.

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

In November 2016, the FASB issued changes to the classification of cash and cash equivalents within the cash flow statement. Restricted cash and restricted cash equivalents will be included within the cash and cash equivalents line on the cash flow statement and a reconciliation must be prepared to the statement of financial position. Transfers between restricted cash and restricted cash equivalents and cash and cash equivalents will no longer be presented as cash flow activities in the statement of cash flows and material balances of restricted cash and restricted cash equivalents must disclose information regarding the nature of the restrictions. These changes become effective for Arconic on January 1, 2018. Management determined that the adoption of these changes will not have a material impact on the Consolidated Financial Statements.

In March 2017, the FASB issued changes to shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments require the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. These changes become effective for Arconic on January 1, 2019 and early adoption is permitted. Management determined that the adoption of these changes will not have a material impact on the Consolidated Financial Statements.

In March 2017, the FASB issued changes to the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires registrants to present the service cost component of net periodic benefit cost in the same income statement line item or items as other employee compensation costs arising from services rendered during the period. Also, only the service cost component will be eligible for asset capitalization. Registrants will present the other components of net periodic benefit cost separately from the service cost component; and, the line item or items used in the income statement to present the other components of net periodic benefit cost must be disclosed. These changes become effective for Arconic on January 1, 2018, including interim periods within those fiscal years. The new standard must be adopted retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the income statement, and prospectively for the asset capitalization of the service cost component of net periodic benefit cost. The Company currently records non-service related net periodic pension cost and net periodic postretirement benefit cost within Cost of goods sold, Selling, general, administrative and other expenses and Research and development expenses and upon the adoption of this standard will be recorded separately from service cost in the Other income, net line item in the Statement of Consolidated Operations. The impact of the retrospective adoption of this standard update will be an increase to consolidated operating income of approximately $150 while there will be no impact to consolidated net income for the year ended December 31, 2017. Management is currently evaluating the potential impact of prospectively adopting the asset capitalization of only the service cost component on the Consolidated Financial Statements.

In May 2017, the FASB issued clarification to guidance on the modification accounting criteria for share-based payment awards. The new guidance requires registrants to apply modification accounting unless three specific criteria are met. The three criteria are 1) the fair value of the award is the same before and after the modification, 2) the vesting conditions are the same before and after the modification and 3) the classification as a debt or equity award is the same before and after the modification. These changes become effective for Arconic on January 1, 2018 and are to be applied prospectively to new awards granted after adoption. Management is currently evaluating the potential impact of these changes on the Consolidated Financial Statements.

In August 2017, the FASB issued guidance that will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. These changes become effective for Arconic on January 1, 2019. For cash flow and net investment hedges existing at the date of adoption, Arconic will apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year in which the amendment is adopted. The amended presentation and disclosure guidance is required only prospectively. Management is currently evaluating the potential impact of these changes on the Consolidated Financial Statements.

C. Accumulated Other Comprehensive Loss

The following table details the activity of the four components that comprise Accumulated other comprehensive loss for both Arconic’s shareholders and noncontrolling interests:

	Arconic		Noncontrolling Interests
	Third quarter ended		Third quarter ended
	September 30,		September 30,
	2017	2016	2017	2016
Pension and other postretirement benefits (M)
Balance at beginning of period	$(1,931)	$(3,514)	$—	$(53)
Other comprehensive income (loss):
Unrecognized net actuarial loss and prior service cost	(7)	(819)	—	(1)
Tax benefit	1	286	—	—

Total Other comprehensive loss before reclassifications, net of tax	(6)	(533)	—	(1)

Amortization of net actuarial loss and prior service cost(1)	56	109	—	1
Tax expense(2)	(19)	(38)	—	(1)

Total amount reclassified from Accumulated other comprehensive income, net of tax(5)	37	71	—	—

Total Other comprehensive income (loss)	31	(462)	—	(1)

Balance at end of period	$(1,900)	$(3,976)	$—	$(54)

Foreign currency translation
Balance at beginning of period	$(523)	$(2,064)	$(2)	$(641)
Other comprehensive income(3)	85	157	—	45

Balance at end of period	$(438)	$(1,907)	$(2)	$(596)

Available-for-sale securities
Balance at beginning of period	$(2)	$(1)	$—	$—
Other comprehensive income(4)	1	—	—	—

Balance at end of period	$(1)	$(1)	$—	$—

Cash flow hedges
Balance at beginning of period	$2	$364	$—	$11
Other comprehensive income (loss):
Net change from periodic revaluations	15	(430)	—	20
Tax (expense) benefit	(5)	126	—	(6)

Total Other comprehensive income (loss) before reclassifications, net of tax	10	(304)	—	14

Net amount reclassified to earnings	—	(46)	—	(34)
Tax benefit (2)	—	12	—	10

Total amount reclassified from Accumulated other comprehensive loss, net of tax (5)	—	(34)	—	(24)

Total Other comprehensive income (loss)	10	(338)	—	(10)

Balance at end of period	$12	$26	$—	$1

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note M).
(2)	These amounts were included in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(4)	Realized gains and losses were included in Other income, net on the accompanying Statement of Consolidated Operations.
(5)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings. These amounts were reflected on the accompanying Statement of Consolidated Operations in the line items indicated in footnotes 2 through 4.

	Arconic		Noncontrolling Interests
	Nine months ended		Nine months ended
	September 30,		September 30,
	2017	2016	2017	2016
Pension and other postretirement benefits (M)
Balance at beginning of period	$(2,010)	$(3,611)	$—	$(56)
Other comprehensive income (loss):
Unrecognized net actuarial loss and prior service cost	4	(883)	—	—
Tax (expense) benefit	(3)	312	—	—

Total Other comprehensive income (loss) before reclassifications, net of tax	1	(571)	—	—

Amortization of net actuarial loss and prior service cost(1)	167	317	—	3
Tax expense(2)	(58)	(111)	—	(1)

Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	109	206	—	2

Total Other comprehensive income (loss)	110	(365)	—	2

Balance at end of period	$(1,900)	$(3,976)	$—	$(54)

Foreign currency translation
Balance at beginning of period	$(689)	$(2,412)	$(2)	$(780)
Other comprehensive income(3)	251	505	—	184

Balance at end of period	$(438)	$(1,907)	$(2)	$(596)

Available-for-sale securities
Balance at beginning of period	$132	$(5)	$—	$—
Other comprehensive (loss) income(4)	(133)	4	—	—

Balance at end of period	$(1)	$(1)	$—	$—

Cash flow hedges
Balance at beginning of period	$(1)	$597	$—	$(3)
Other comprehensive income (loss):
Net change from periodic revaluations	20	(772)	—	35
Tax (expense) benefit	(7)	229	—	(10)

Total Other comprehensive income (loss) before reclassifications, net of tax	13	(543)	—	25

Net amount reclassified to earnings	—	(41)	—	(29)
Tax benefit2)	—	13	—	8

Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	—	(28)	—	(21)

Total Other comprehensive income (loss)	13	(571)	—	4

Balance at end of period	$12	$26	$—	$1

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note M).
(2)	These amounts were included in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.
(4)	Realized gains and losses were included in Other income, net on the accompanying Statement of Consolidated Operations.
(5)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings. These amounts were reflected on the accompanying Statement of Consolidated Operations in the line items indicated in footnotes 2 through 4.

D. Restructuring and Other Charges

In the third quarter of 2017, Arconic recorded Restructuring and other charges of $19 ($13 after-tax), which included $11 ($8 after-tax) for layoff costs related to cost reduction initiatives including the separation of 124 employees (111 in the Engineered Products and Solutions segment, 12 in Corporate and 1 in the Global Rolled Products segment); and a net charge of $8 ($5 after-tax) for other miscellaneous items.

In the first nine months of 2017, Arconic recorded Restructuring and other charges of $118 ($99 after-tax), which included $59 ($40 after-tax) for layoff costs related to cost reduction initiatives including the separation of approximately 800 employees (350 in the Engineered Products and Solutions segment, 243 in the Global Rolled Products segment, 133 in the Transportation and Construction Solutions segment and 74 in Corporate); a charge of $60 ($60 after-tax) related to the sale of the Fusina, Italy rolling mill; a net benefit of $6 ($4 after-tax), for the reversal of forfeited executive stock compensation of $13, partially offset by a charge of $7 for the related severance; a net charge of $7 ($5 after-tax) for other miscellaneous items; and a favorable benefit of $2 ($2 after-tax) for the reversal of a number of small layoff reserves related to prior periods.

In the third quarter of 2016, Arconic recorded Restructuring and other charges of $3 ($2 after-tax), which included $4 ($2 after-tax) for layoff costs related to cost reduction initiatives and the separation of Alcoa Inc. (see Note G), including the separation of approximately 70 employees (60 in the Engineered Products and Solutions segment and 10 in Corporate); a net charge of $7 ($5 after-tax) for other miscellaneous items; and a favorable benefit of $8 ($5 after-tax) for the reversal of a number of small layoff reserves related to prior periods.

In the first nine months of 2016, Arconic recorded Restructuring and other charges of $33 ($22 after-tax), which included $34 ($21 after-tax) for layoff costs related to cost reduction initiatives and the separation of Alcoa Inc. (see Note G), including the separation of approximately 1,140 employees (860 in the Engineered Products and Solutions segment, 30 in the Global Rolled Products segment, 240 in the Transportation and Construction Solutions segment, and 10 in Corporate); a net charge of $14 ($9 after-tax) for other miscellaneous items; and a net favorable benefit of $15 ($8 after-tax) for the reversal of a number of small layoff reserves related to prior periods.

Arconic does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of such charges to segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Engineered Products and Solutions	$10	$(1)	$24	$16
Global Rolled Products	2	(1)	76	1
Transportation and Construction Solutions	2	(2)	11	6

Segment Total	14	(4)	111	23
Corporate	5	7	7	10

Total Restructuring and other charges	$19	$3	$118	$33

As of September 30, 2017, approximately 155 of the 800 employees associated with 2017 restructuring programs, approximately 1,200 of the 1,750 employees (previously 1,800) associated with 2016 restructuring programs (with planned departures in 2017), and approximately 1,120 of the 1,220 employees (previously 1,240) associated with the 2015 restructuring programs were separated. The total number of employees associated with both the 2016 and 2015 restructuring programs was updated to reflect employees who, initially identified for separation, accepted other positions within Arconic, as well as natural attrition. Most of the remaining separations for the 2017 restructuring programs are expected to be completed in 2017 and 2018. All of the remaining separations for the 2016 and 2015 restructuring programs are expected to be completed by the end of 2017.

In the 2017 third quarter and nine-month period, cash payments of $11 and $13, respectively, were made against layoff reserves related to 2017 restructuring programs, cash payments of $3 and $23, respectively, were made against layoff reserves related to 2016 restructuring programs, and cash payments of $1 and $5, respectively, were made against the layoff reserves related to 2015 restructuring programs.

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2015	$84	$9	$93
2016:
Cash payments	(73)	(13)	(86)
Restructuring charges	70	27	97
Other*	(31)	(14)	(45)

Reserve balances at December 31, 2016	50	9	59

2017:
Cash payments	(41)	(5)	(46)
Restructuring charges	54	—	54
Other*	10	(1)	9

Reserve balances at September 30, 2017	$73	$3	$76

*	Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation. In 2017, Other for layoff costs includes the reclassification of a stock awards reversal of $13. In 2016, Other for other exit costs also included reclassifications of $8 in asset retirement, $2 in environmental obligations and $4 in legal obligations as these liabilities were included in Arconic’s separate reserves for asset retirement obligations, environmental remediation and legal costs.

The remaining reserves are expected to be paid in cash during the remainder of 2017, except for approximately $15 to $20, which is expected to be paid within the next year for layoffs.

As part of its ongoing restructuring in Brazil, the Company anticipates recognizing a restructuring-related charge of approximately $30 - $50 in the fourth quarter of 2017 related to its extrusions business which is part of the Transportation and Construction Solutions segment. The charge relates to the noncash impairment of the net book value of the business.

E. Acquisitions and Divestitures

In April 2016, Arconic completed the sale of the Remmele Medical business to LISI MEDICAL for $102 in cash ($99 net of transaction costs). This business, which was part of the RTI International Metals acquisition, manufactures precision-machined metal products for customers in the minimally invasive surgical device and implantable device markets. While owned by Arconic, the operating results and assets and liabilities of this business were included in the Engineered Products and Solutions segment. Remmele Medical generated third-party sales of $23 from January 1, 2016 through the divestiture date, and, at the time of the divestiture, had approximately 330 employees. This transaction is no longer subject to post-closing adjustments.

In March 2017, Arconic completed the sale of its Fusina, Italy rolling mill to Slim Aluminium. While owned by Arconic, the operating results and assets and liabilities of the Fusina, Italy rolling mill were included in the Global Rolled Products segment. As part of the transaction, Arconic injected $10 of cash into the business and provided a third-party guarantee with a fair value of $5 related to Slim Aluminium’s environmental remediation. The Company recorded a loss on the sale of $60, which was recorded in Restructuring and other charges (see Note D) on the Statement of Consolidated Operations for the nine months ended September 30, 2017. The rolling mill generated third-party sales of approximately $54 and $128 for the nine-month periods ended September 30, 2017 and 2016, respectively. At the time of the divestiture, the rolling mill had approximately 312 employees.

F. Inventories

	September 30, 2017	December 31, 2016
Finished goods	$651	$625
Work-in-process	1,332	1,144
Purchased raw materials	386	408
Operating supplies	84	76

Total inventories	$2,453	$2,253

At September 30, 2017 and December 31, 2016, the portion of inventories valued on a last-in, first-out (LIFO) basis was $1,148 and $947, respectively. If valued on an average-cost basis, total inventories would have been $449 and $371 higher at September 30, 2017 and December 31, 2016, respectively.

G. Separation Transaction and Discontinued Operations

On November 1, 2016, Arconic completed the Separation Transaction. Alcoa Inc., which was re-named Arconic Inc., continued to own the Engineered Products and Solutions, the Global Rolled Products (except for the Warrick, IN rolling operations and the equity interest in the rolling mill at the joint venture in Saudi Arabia), and the Transportation and Construction Solutions segments. Alcoa Corporation included the Alumina and Primary Metals segments and the Warrick, IN rolling operations and equity interest in the rolling mill at the joint venture in Saudi Arabia, both of which were formerly part of Arconic’s Global Rolled Products segment. The results of operations of Alcoa Corporation for the third quarter and nine months ended September 30, 2016 are presented as discontinued operations in the accompanying Statement of Consolidated Operations.

Arconic completed the Separation Transaction by distribution on November 1, 2016 of 80.1% of the outstanding common stock of Alcoa Corporation to the Company’s shareholders of record as of the close of business on October 20, 2016. Arconic retained 19.9% of the Alcoa Corporation common stock (36,311,767 shares).

In February 2017, the Company sold 23,353,000 shares of Alcoa Corporation common stock at $38.03 per share, which resulted in cash proceeds of $888 which were recorded in Sale of investments within Investing Activities in the accompanying Statement of Consolidated Cash Flows and a gain of $351, which was recorded in Other income, net in the accompanying Statement of Consolidated Operations.

In April and May 2017, the Company acquired a portion of its outstanding notes held by two investment banks (the “Investment Banks”) in exchange for cash and the Company’s remaining 12,958,767 Alcoa Corporation shares (valued at $35.91 per share) (the “Debt-for-Equity Exchange”) (See Note L). A gain of $167 on the Debt-for-Equity Exchange was recorded in Other income, net in the accompanying Statement of Consolidated Operations. The share exchange had no impact on the accompanying Statement of Consolidated Cash Flows.

The Company had recorded the retained interest as a cost method investment in Investment in common stock of Alcoa Corporation in the accompanying Consolidated Balance Sheet. The fair value of Arconic’s retained interest in Alcoa Corporation was $0 and $1,020 at September 30, 2017 and December 31, 2016, respectively. The fair value was based on the closing stock price of Alcoa Corporation as of September 30, 2017, and December 31, 2016 multiplied by the number of shares of Alcoa Corporation common stock owned by the Company at those respective dates. As of May 4, 2017, the Company no longer maintained a retained interest in Alcoa Corporation common stock.

In connection with the Separation Transaction, on October 31, 2016, Arconic and Alcoa Corporation entered into a Toll Processing and Services Agreement (the “Toll Processing Agreement”) pursuant to which Arconic provides can body stock from its Tennessee operations to Alcoa Corporation’s Warrick, Indiana rolling mill. Aluminum for the can body stock is supplied by Alcoa Corporation. The Toll Processing Agreement expires on December 31, 2018, unless sooner terminated by the parties. Tolling revenues for the third quarter and nine months ended September 30, 2017, and accounts receivable at September 30, 2017, were not material to the consolidated results of operations and financial position, respectively.

As part of the Separation Transaction, Arconic had recorded a receivable in the accompanying Consolidated Balance Sheet as of December 31, 2016 for the net after-tax proceeds from Alcoa Corporation’s sale of the Yadkin Hydroelectric Project. The transaction closed in the first quarter of 2017 and the Company received proceeds of $238 in the first quarter of 2017 and the remaining $5 in the second quarter of 2017. The $243 proceeds were included in Other within Investing Activities in the Statement of Consolidated Cash Flows.

The results of operations of Alcoa Corporation are presented as discontinued operations in the accompanying Statement of Consolidated Operations as summarized below:

	Third quarter ended September 30, 2016	Nine months ended September 30, 2016
Sales	$2,075	$6,028
Cost of goods sold (exclusive of expenses below)	1,714	5,038
Selling, general administrative, and other expenses	46	148
Research and development expenses	8	26
Provision for depreciation, depletion and amortization	180	532
Restructuring and other charges	15	101
Interest expense	7	18
Other income, net	(106)	(80)

Income from discontinued operations before income taxes	211	245
Provision for income taxes	91	99

Income from discontinued operations after income taxes	120	146
Less: Net income from discontinued operations attributable to noncontrolling interests	20	58

Net income from discontinued operations	$100	$88

The cash flows related to Alcoa Corporation have not been segregated and are included in the Statement of Consolidated Cash Flows for all periods presented. The following table presents depreciation, depletion and amortization, restructuring and other charges, and purchases of property, plant and equipment of the discontinued operations related to Alcoa Corporation:

Nine months ended September 30,
2016
Depreciation, depletion and amortization	$532
Restructuring and other charges	$101
Capital expenditures	$258

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

Arconic’s remediation reserve balance was $292 at September 30, 2017 and $308 at December 31, 2016 (of which $39 and $48, respectively, was classified as a current liability), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated.

Payments related to remediation expenses applied against the reserve were $10 and $17 in the third quarter and nine months ended September 30, 2017, respectively. This amount includes expenditures currently mandated, as well as those not required by any regulatory authority or third party.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be approximately 1% or less of cost of goods sold.

The following discussion provides details regarding the current status of the most significant reserve related to a current Arconic site.

Massena West, NY—Arconic has an ongoing remediation project related to the Grasse River, which is adjacent to Arconic’s Massena plant site. Many years ago, it was determined that sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs). The project, which was selected by the U.S. Environmental Protection Agency (USEPA) in a Record of Decision issued in April 2013, is aimed at capping PCB contaminated sediments with concentration in excess of one part per million in the main channel of the river and dredging PCB contaminated sediments in the near-shore areas where total PCBs exceed one part per million. At September 30, 2017 and December 31, 2016, the reserve balance associated with this matter was $221 and $228, respectively. Arconic is in the planning and design phase, which is expected to be completed in 2018. In the third quarter of 2017, the New York State Department of Environmental Conservation (NYSDEC) sent a letter to USEPA requesting a revision to the draft design. The USEPA has not responded to the NYSDEC letter but the request has put on hold Arconic’s preparation of a final design and extended the expected submittal into 2018. Following submittal and USEPA approval of the final design, the actual remediation fieldwork is expected to commence and take approximately four years. The majority of the project funding is expected to be incurred between 2018 and 2022.

Tax

Pursuant to the Tax Matters Agreement entered into between Arconic and Alcoa Corporation in connection with the Separation Transaction, Arconic shares responsibility with Alcoa Corporation, and Alcoa Corporation has agreed to partially indemnify Arconic, with respect to the following matter.

As previously reported, in September 2010, following a corporate income tax audit covering the 2003 through 2005 tax years, an assessment was received as a result of Spain’s tax authorities disallowing certain interest deductions claimed by a Spanish consolidated tax group owned by the Company. An appeal of this assessment in Spain’s Central Tax Administrative Court by the Company was denied in October 2013. In December 2013, the Company filed an appeal of the assessment in Spain’s National Court. On January 16, 2017, Spain’s National Court issued a decision in favor of the Company. The Spanish Tax Administration did not file an appeal within the applicable period. Based on this decision and recent confirming correspondence from the Spanish Tax Administration, the matter is now closed. The Company will not be responsible for any assessment related to the 2003 through 2005 tax years.

In addition, following a corporate income tax audit of the same Spanish consolidated tax group for the 2006 through 2009 tax years, Spain’s tax authorities issued an assessment in July 2013 similarly disallowing certain interest deductions. In August 2013, Arconic filed an appeal of this second assessment in Spain’s Central Tax Administrative Court, which was denied in January 2015. Arconic filed another appeal of this second assessment in Spain’s National Court in March 2015. Spain’s National Court has not yet rendered a decision related to the assessment received in July 2013. The assessment for the 2006 through 2009 tax years is $152 (€129), including interest.

Finally, the Spanish consolidated tax group had been under audit (beginning in September 2015) for the 2010 through 2013 tax years. In August 2017, the Company reached a settlement of this audit. The settlement amount is not material to the Company’s Consolidated Financial Statements. While the 2010 through 2013 tax years are closed to audit, it is possible that the Company may receive similar assessments from Spain’s tax authorities for years subsequent to 2013. The Company believes it has meritorious arguments to support its tax position for all years and intends to vigorously litigate assessments through Spain’s court system. However, in the event the Company is unsuccessful, a portion of the assessments may be offset with existing net operating losses available to the Spanish consolidated tax group, which would be shared between Arconic and Alcoa Corporation as provided for in the Tax Matters Agreement related to the Separation Transaction. At this time, the Company is unable to reasonably predict an outcome for this matter.

Reynobond PE

As previously reported, on June 13, 2017, the Grenfell Tower in London, UK caught fire resulting in fatalities, injuries and damage. A French subsidiary of Arconic, Arconic Architectural Products SAS (AAP SAS), supplied a product, Reynobond PE, to its customer, a cladding system fabricator, which used the product as one component of the overall cladding system on Grenfell Tower. The fabricator supplied its portion of the cladding system to the façade installer, who then completed and installed the system under the direction of the general contractor. Neither Arconic nor AAP SAS was involved in the design or installation of the system used at the Grenfell Tower, nor did it have a role in any other aspect of the building’s refurbishment or original design. Regulatory investigations into the overall Grenfell Tower matter are being conducted, including a criminal investigation by the London Metro Police, a Public Inquiry by the British government and a consumer protection inquiry by a French public authority. AAP SAS has filed an application seeking core participant status in the Public Inquiry.

In August and September 2017, two purported class action complaints were filed against Arconic and certain officers, directors and/or other parties, alleging that, in light of the Grenfell Tower fire, certain Company filings with the Securities and Exchange Commission contained false and misleading disclosures and omissions in violation of the federal securities laws.

While the Company believes that these cases are without merit and intends to challenge them vigorously, there can be no assurances regarding the ultimate resolution of these matters. Given the preliminary nature of these matters and the uncertainty of litigation, the Company cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome. The Board of Directors has also received letters, purportedly sent on behalf of shareholders, reciting allegations similar to those made in the federal court lawsuits and demanding that the Board authorize the Company to initiate litigation against members of management, the Board and others. The Board of Directors is reviewing these shareholder demand letters and considering the appropriate course of action. In addition, lawsuits are pending in state court in New York and federal court in Pennsylvania, initiated, respectively, by another purported shareholder and by the Company, concerning the shareholder’s claimed right, which the Company contests, to inspect the Company’s books and records related to the Grenfell Tower fire and Reynobond PE.

Other

In addition to the matters discussed above, various other lawsuits, claims, and proceedings have been or may be instituted or asserted against Arconic, including those pertaining to environmental, product liability, safety and health, employment, and tax matters. While the amounts claimed in these other matters may be substantial, the ultimate liability cannot currently be determined because of the considerable uncertainties that exist. Therefore, it is possible that the Company’s liquidity or results of operations in a period could be materially affected by one or more of these other matters. However, based on facts currently available, management believes that the disposition of these other matters that are pending or asserted will not have a material adverse effect, individually or in the aggregate, on the results of operations, financial position or cash flows of the Company.

Commitments

Guarantees

At September 30, 2017, Arconic had outstanding bank guarantees related to tax matters, outstanding debt, workers’ compensation, environmental obligations, energy contracts, and customs duties, among others. The total amount committed under these guarantees, which expire at various dates between 2017 and 2026, was $25 at September 30, 2017.

Pursuant to the Separation and Distribution Agreement between Arconic and Alcoa Corporation, Arconic was required to provide maximum potential future payment guarantees for Alcoa Corporation issued on behalf of a third party of $270 and $354 at September 30, 2017 and December 31, 2016. These guarantees expire at various times between 2017 and 2024, and relate to project financing for Alcoa Corporation’s aluminum complex in Saudi Arabia. Furthermore, Arconic was required to provide guarantees up to an estimated present value amount of approximately $1,660 related to two long-term supply agreements for energy for Alcoa Corporation facilities. In accordance with the Separation and Distribution Agreement, Arconic is only liable for these guaranteed amounts in the event of an Alcoa Corporation payment default. In December 2016, Arconic entered into a one-year claims purchase agreement with a bank covering claims up to $245 related to the Saudi Arabian aluminum complex and two long-term energy supply agreements. Most of the premium related to this claims purchase agreement is being paid by Alcoa Corporation. At September 30, 2017 and December 31, 2016, the combined fair value of the three required guarantees was $35 in both periods and was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. See Note O for further information on the guarantee related to one of the long-term supply agreements for energy for an Alcoa Corporation facility.

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

Letters of Credit

Arconic has outstanding letters of credit, primarily related to workers’ compensation and environmental obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates, primarily in 2017, was $127 at September 30, 2017.

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

Surety Bonds

Arconic has outstanding surety bonds, primarily related to tax matters, contract performance, workers’ compensation, environmental-related matters, and customs duties. The total amount committed under these surety bonds, which expire at various dates, primarily in 2017, was $128 at September 30, 2017.

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

The operating results of Arconic’s reportable segments were as follows:

	Engineered		Transportation
	Products and	Global Rolled	and Construction	Combined
	Solutions	Products	Solutions	Segment
Third quarter ended
September 30, 2017
Sales:
Third-party sales	$1,476	$1,234	$517	$3,227
Intersegment sales	—	36	—	36

Total sales	$1,476	$1,270	$517	$3,263

Profit and loss:
Depreciation and amortization	68	52	13	133
Adjusted EBITDA	312	140	83	535

Third quarter ended
September 30, 2016
Sales:
Third-party sales	$1,406	$1,285	$450	$3,141
Intersegment sales	—	30	—	30

Total sales	$1,406	$1,315	$450	$3,171

Profit and loss:
Depreciation and amortization	63	52	12	127
Adjusted EBITDA	296	143	76	515

	Engineered		Transportation
	Products and	Global Rolled	and Construction	Combined
	Solutions	Products	Solutions	Segment
Nine months ended
September 30, 2017
Sales:
Third-party sales	$4,445	$3,751	$1,467	$9,663
Intersegment sales	—	107	—	107

Total sales	$4,445	$3,858	$1,467	$9,770

Profit and loss:
Depreciation and amortization	198	153	37	388
Adjusted EBITDA	928	475	237	1,640

Nine months ended
September 30, 2016
Sales:
Third-party sales	$4,320	$3,785	$1,346	$9,451
Intersegment sales	—	88	—	88

Total sales	$4,320	$3,873	$1,346	$9,539

Profit and loss:
Depreciation and amortization	190	152	35	377
Adjusted EBITDA	930	461	216	1,607

The following table reconciles Combined segment adjusted EBITDA to Net income attributable to Arconic:

	Third quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Combined segment adjusted EBITDA	$535	$515	$1,640	$1,607
Unallocated amounts:
Depreciation and amortization	(140)	(136)	(410)	(402)
Restructuring and other charges	(19)	(3)	(118)	(33)
Impact of LIFO	(48)	(1)	(78)	(26)
Metal price lag	2	4	43	10
Corporate expense	(42)	(113)	(224)	(304)
Other	(17)	(29)	(56)	(62)

Operating income	$271	$237	$797	$790
Other income, net	1	11	526	40
Interest expense	(100)	(126)	(398)	(371)

Income from continuing operations before income taxes	$172	$122	$925	$459
Provision for income taxes	(53)	(56)	(272)	(230)
Discontinued operations	—	100	—	88

Net income attributable to Arconic	$119	$166	$653	$317

J. Earnings Per Share

Basic earnings per share (EPS) amounts are computed by dividing earnings, after the deduction of preferred stock dividends declared, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.

The number of shares and per share amounts for all periods presented below have been updated to reflect the Reverse Stock Split (see Note A).

The information used to compute basic and diluted EPS attributable to Arconic common shareholders was as follows (shares in millions):

	Third quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Income from continuing operations after income taxes	$119	$66	$653	$229
Less: Preferred stock dividends declared	(18)	(18)	(53)	(52)

Income from continuing operations available to Arconic common shareholders	101	48	600	177
Income from discontinued operations after income taxes and noncontrolling interests	—	100	—	88

Net income available to Arconic common shareholders - basic	101	148	600	265
Add: Interest expense related to convertible notes	2	2	7	—
Add: Dividends related to mandatory convertible preferred stock	—	—	50	—

Net income available to Arconic common shareholders - diluted	$103	$150	$657	$265

Weighted average shares outstanding - basic	442	438	441	438
Effect of dilutive securities:
Stock options	1	1	2	1
Stock and performance awards	5	5	5	4
Mandatory convertible preferred stock	—	—	39	—
Convertible notes	14	9	14	—

Weighted average shares outstanding - diluted	462	453	501	443

The following shares were excluded from the calculation of Weighted average shares outstanding – diluted as their effect was anti-dilutive. (shares in millions)

	Third quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Mandatory convertible preferred stock	39	26	—	26
Convertible notes	—	—	—	9

Also, options to purchase 3 million shares of common stock at a weighted average exercise price of $33.33 and options to purchase 8 million shares of common stock at a weighted average exercise price of $38.16 were outstanding as of September 30, 2017 and 2016, respectively, but were not included in the computation of diluted EPS because their effect was anti-dilutive as the exercise price of the options was greater than the average market price of Arconic’s common stock.

K. Receivables

Arconic has an arrangement with three financial institutions to sell certain customer receivables without recourse on a revolving basis. The sale of such receivables is completed using a bankruptcy remote special purpose entity, which is a consolidated subsidiary of Arconic. This arrangement provides for minimum funding of $200 up to a maximum of $400 for receivables sold. On March 30, 2012, Arconic initially sold $304 of customer receivables in exchange for $50 cash and $254 of deferred purchase program under the arrangement. Arconic has received additional net cash funding of $300 ($2,208 in draws and $1,908 in repayments) since the program’s inception, including net cash draws totaling $0 ($450 in draws and $450 in repayments) in the nine months ended September 30, 2017.

As of September 30, 2017, and December 31, 2016, the deferred purchase program receivable was $238 and $83, respectively, which was included in Other receivables on the accompanying Consolidated Balance Sheet. The deferred purchase program receivable is reduced as collections of the underlying receivables occur; however, as this is a revolving program, the sale of new receivables will result in an increase in the deferred purchase program receivable. The net change in the deferred purchase program receivable was reflected in the (Increase) in receivables line item on the accompanying Statement of Consolidated Cash Flows. This activity is reflected as an operating cash flow because the related customer receivables are the result of an operating activity with an insignificant, short-term interest rate risk.

The gross amount of receivables sold and total cash collected under this program since its inception was $34,004 and $33,416, respectively. Arconic services the customer receivables for the financial institutions at market rates; therefore, no servicing asset or liability was recorded.

L. Debt

	September 30, 2017	December 31, 2016
6.50% Bonds, due 2018	$—	$250
6.75% Notes, due 2018	—	750
5.72% Notes, due 2019	500	750
1.63% Convertible Notes, due 2019*	403	403
6.150% Notes, due 2020	1,000	1,000
5.40% Notes due 2021	1,250	1,250
5.87% Notes, due 2022	627	627
5.125% Notes, due 2024	1,250	1,250
5.90% Notes, due 2027	625	625
6.75% Bonds, due 2028	300	300
5.95% Notes, due 2037	625	625
Iowa Finance Authority Loan, due 2042	250	250
Other**	(27)	(32)

Total debt	6,803	8,048
Less: amount due within one year	1	4

Total long-term debt	$6,802	$8,044

*	Amount was assumed in conjunction with the July 2015 acquisition of RTI International Metals, Inc.
**	Includes various financing arrangements related to subsidiaries, unamortized debt discounts related to outstanding notes and bonds listed in the table above, an equity option related to the convertible notes due in 2019, adjustments to the carrying value of long-term debt related to an interest rate swap contract accounted for as a fair value hedge, and unamortized debt issuance costs.

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

During the second quarter of 2017, the Company agreed to acquire the notes from the Investment Banks for $409 in cash plus its remaining investment in Alcoa Corporation common stock (12,958,767 shares valued at $35.91 per share) for total consideration of $874 including accrued and unpaid interest. The Company recorded a charge of $58 ($27 in cash) primarily for the premium for the early redemption of the notes, a benefit of $8 for the proceeds of a related interest rate swap agreement, and a charge of $2 for legal fees associated with the transaction in Interest expense, and recorded a gain of $167 in Other income, net in the accompanying Statement of Consolidated Operations for the nine months ended September 30, 2017 for the Debt-for-Equity Exchange.

On June 19, 2017, the Company completed the early redemption of its remaining outstanding 6.50% Bonds, with aggregate principal amount of $100, and its remaining outstanding 6.75% Notes, with aggregate principal amount of $345, for $479 in cash including accrued and unpaid interest. As a result of the early redemption of the 6.50% Bonds and 6.75% Notes, the Company recorded a charge of $24 in Interest expense in the accompanying Statement of Consolidated Operations for the nine months ended September 30, 2017 for the premium paid for the early redemption of these notes in excess of their carrying value.

M. Pension and Other Postretirement Benefits

The components of net periodic benefit cost were as follows:

	Third quarter ended September 30,		Nine months ended September 30,
Pension benefits	2017	2016	2017	2016
Service cost	$22	$43	$67	$124
Interest cost	59	114	175	358
Expected return on plan assets	(82)	(187)	(248)	(558)
Recognized net actuarial loss	55	104	165	308
Amortization of prior service cost (benefits)	1	4	4	12
Settlements	—	13	—	15
Special termination benefits	—	—	—	1

Net periodic benefit cost*	$55	$91	$163	$260
Discontinued operations	—	41	—	114

Net amount recognized in Statement of Consolidated Operations	$55	$50	$163	$146

Other postretirement benefits
Service cost	$2	$3	$6	$10
Interest cost	7	16	22	53
Recognized net actuarial loss	2	8	4	19
Amortization of prior service cost (benefits)	(2)	(6)	(6)	(19)
Special termination benefits	—	—	—	—

Net periodic benefit cost*	$9	$21	$26	$63
Discontinued operations	—	12	—	37

Net amount recognized in Statement of Consolidated Operations	$9	$9	$26	$26

*	Components of Net periodic benefit cost were included within Cost of goods sold, Selling, general administrative, and other expenses, Research and development expenses as well as Restructuring and other charges in the Statement of Consolidated Operations.

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

N. Financial Instruments

Fair Value

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy distinguishes between (i) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (ii) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•	Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The carrying values and fair values of Arconic’s financial instruments were as follows:

	September 30, 2017		December 31, 2016
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,815	1,815	$1,863	$1,863
Restricted cash	5	5	15	15
Derivatives - current asset	41	41	14	14
Noncurrent receivables	18	18	21	21
Derivatives - noncurrent asset	24	24	10	10
Available-for-sale securities	106	106	102	102
Investment in common stock of Alcoa Corporation	—	—	1,020	1,020
Short-term borrowings	54	54	36	36
Derivatives - current liability	31	31	5	5
Long-term debt due within one year	1	1	4	4
Derivatives - noncurrent liability	11	11	3	3
Contingent payment related to an acquisition	81	81	78	78
Long-term debt, less amount due within one year	6,802	7,440	8,044	8,519

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

Investment in common stock of Alcoa Corporation. The fair value was based on the closing stock price of Alcoa Corporation on the New York Stock Exchange at December 31, 2016 multiplied by the number of shares of Alcoa Corporation common stock owned by Arconic at that date. This investment was classified in Level 1 of the fair value hierarchy. The Company disposed of its remaining investment in Alcoa Corporation common stock in the second quarter of 2017.

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

O. Subsequent Events

On October 2, 2017, all outstanding 24,975,978 depositary shares (each depositary share representing a 1/10th interest in a share of the mandatory convertible preferred stock) were converted at a rate of 1.56996 into 39,211,286 common shares; 24,022 depositary shares were previously tendered for early conversion into 31,428 shares of Arconic common stock. No gain or loss was recognized associated with this equity transaction.

On October 13, 2017, Alcoa Corporation announced that it had terminated an electricity contract with Luminant Generation Company LLC, effective as of October 1, 2017, that was tied to its Rockdale Operations in Texas. Pursuant to the Separation and Distribution Agreement between Arconic and Alcoa Corporation, Arconic was required to provide a guarantee up to an estimated present value amount of approximately $485 related to this electricity contract for Alcoa Corporation’s facility in the event of an Alcoa Corporation payment default. As a result of the termination of the electricity contract by Alcoa Corporation, Arconic expects to record noncash non-operating income in the fourth quarter of 2017 of approximately $25 ($16 after-tax) associated with the reversal of the fair value of the guarantee which was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet.

Report of Independent Registered Public Accounting Firm*

To the Shareholders and Board of Directors of Arconic Inc.

We have reviewed the accompanying consolidated balance sheet of Arconic Inc. and its subsidiaries (Arconic) as of September 30, 2017, and the related statements of consolidated operations, consolidated comprehensive income (loss), and changes in consolidated equity for the three-month and nine-month periods ended September 30, 2017 and 2016 and the statement of consolidated cash flows for the nine-month periods ended September 30, 2017 and 2016. These consolidated interim financial statements are the responsibility of Arconic’s management.

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

November 6, 2017

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

(dollars in millions, except per share amounts and aluminum prices; shipments in thousands of metric tons [kmt])

Overview

Our Business

Arconic (“Arconic” or the “Company”) is a global leader in lightweight metals engineering and manufacturing. Arconic’s innovative, multi-material products, which include aluminum, titanium, and nickel alloys, are used worldwide in aerospace, automotive, commercial transportation, packaging, building and construction, oil and gas, defense, consumer electronics, and industrial applications.

The separation of Alcoa Inc. into two standalone, publicly-traded companies, Arconic Inc. (the new name for Alcoa Inc.) and Alcoa Corporation, became effective on November 1, 2016 (the “Separation Transaction”). The financial results of Alcoa Corporation for all periods prior to the Separation Transaction have been retrospectively reflected in the Statement of Consolidated Operations as discontinued operations and, as such, have been excluded from continuing operations and segment results for the third quarter and nine months ended September 30, 2016. The cash flows, equity and comprehensive income related to Alcoa Corporation have not been segregated and are included in the accompanying Statement of Consolidated Cash Flows, Statement of Changes in Consolidated Equity and Statement of Consolidated Comprehensive Income, respectively, for the third quarter and nine months ended September 30, 2016.

Results of Operations

Earnings Summary:

Sales. Sales increased $98, or 3%, and $262, or 3%, in the third quarter and nine months ended September 30, 2017, respectively, compared to the corresponding periods in 2016. The increase in both periods was the result of strong volume growth in our Engineered Products and Solutions and Transportation and Construction Solutions segments and higher aluminum pricing, partially offset by the planned ramp down and Toll Processing and Services Agreement (the “Toll Processing Agreement”) relating to the Company’s North America packaging business in Tennessee in the Global Rolled Products segment, as well as unfavorable product pricing in both the Engineered Products and Solutions and Global Rolled Products segments. Pursuant to the Toll Processing Agreement that Arconic entered into with Alcoa Corporation on October 31, 2016 in connection with the Separation Transaction. Arconic provides can body stock to Alcoa Corporation using aluminum supplied by Alcoa Corporation, resulting in the absence of metal sales in the 2017 periods compared to the corresponding periods in 2016.

Cost of goods sold (COGS). COGS as a percentage of Sales was 81.1% and 79.5% in the third quarter and nine months ended September 30, 2017, respectively, compared to 79.8% and 78.9% in the third quarter and nine months ended September 30, 2016, respectively. The increase in both periods was primarily attributable to cost increases, including higher aluminum prices and ramp-up costs related to new commercial aerospace engines, and a lower margin product mix, partially offset by net cost savings.

Selling, general administrative, and other expenses (SG&A). SG&A expenses decreased $74 in the third quarter of 2017 compared to the third quarter of 2016 as a result of expenses related to the Separation Transaction of $54 in the prior year period and ongoing overhead cost reduction efforts (see Note D), partially offset by external legal and other advisory costs related to Grenfell Tower of $7 in the current year period

SG&A expenses decreased $93 in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 as a result of expenses related to the Separation Transaction of $117 in the prior year period compared to $18 in the current year period, as well as ongoing overhead cost reduction efforts (see Note D), partially offset by proxy, advisory and governance-related costs of $58 and external legal and other advisory costs related to Grenfell Tower of $7 in the current year period.

Restructuring and other charges. Restructuring and other charges were $19 ($13 after-tax) in the third quarter of 2017 compared to $3 ($2 after-tax) in the third quarter of 2016. Restructuring and other charges were $118 ($99 after-tax) in the nine months ended September 30, 2017 compared to $33 ($22 after-tax) in the nine months ended September 30, 2016.

In the third quarter of 2017, Arconic recorded Restructuring and other charges of $19 ($13 after-tax), which included $11 ($8 after-tax) for layoff costs related to cost reduction initiatives including the separation of 124 employees (111 in the Engineered Products and Solutions segment, 12 in Corporate and 1 in the Global Rolled Products segment); and a net charge of $8 ($5 after-tax) for other miscellaneous items.

In the first nine months of 2017, Arconic recorded Restructuring and other charges of $118 ($99 after-tax), which included $59 ($40 after-tax) for layoff costs related to cost reduction initiatives including the separation of approximately 800 employees (350 in the Engineered Products and Solutions segment, 243 in the Global Rolled Products segment, 133 in the Transportation and Construction Solutions segment and 74 in Corporate); a charge of $60 ($60 after-tax) related to the sale of the Fusina, Italy rolling mill; a net benefit of $6 ($4 after-tax), for the reversal of forfeited executive stock compensation of $13, partially offset by a charge of $7 for the related severance; a net charge of $7 ($5 after-tax) for other miscellaneous items; and a favorable benefit of $2 ($2 after-tax) for the reversal of a number of small layoff reserves related to prior periods.

In the third quarter of 2016, Arconic recorded Restructuring and other charges of $3 ($2 after-tax), which included $4 ($2 after-tax) for layoff costs related to cost reduction initiatives and the separation of Alcoa Inc. (see Note G), including the separation of approximately 70 employees (60 in the Engineered Products and Solutions segment and 10 in Corporate); a net charge of $7 ($5 after-tax) for other miscellaneous items; and a favorable benefit of $8 ($5 after-tax) for the reversal of a number of small layoff reserves related to prior periods.

In the first nine months of 2016, Arconic recorded Restructuring and other charges of $33 ($22 after-tax), which included $34 ($21 after-tax) for layoff costs related to cost reduction initiatives and the separation of Alcoa Inc. (see Note G), including the separation of approximately 1,140 employees (860 in the Engineered Products and Solutions segment, 30 in the Global Rolled Products segment, 240 in the Transportation and Construction Solutions segment, and 10 in Corporate); a net charge of $14 ($9 after-tax) for other miscellaneous items; and a net favorable benefit of $15 ($8 after-tax) for the reversal of a number of small layoff reserves related to prior periods.

Arconic does not include Restructuring and other charges in the results of its reportable segments. The pretax impact of such charges to segment results would have been as follows:

	Third quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Engineered Products and Solutions	$10	$(1)	$24	$16
Global Rolled Products	2	(1)	76	1
Transportation and Construction Solutions	2	(2)	11	6

Segment Total	14	(4)	111	23
Corporate	5	7	7	10

Total Restructuring and other charges	$19	$3	$118	$33

As of September 30, 2017, approximately 155 of the 800 employees associated with 2017 restructuring programs, approximately 1,200 of the 1,750 employees (previously 1,800) associated with 2016 restructuring programs (with planned departures in 2017), and approximately 1,120 of the 1,220 employees (previously 1,240) associated with the 2015 restructuring programs were separated. The total number of employees associated with both the 2016 and 2015 restructuring programs was updated to reflect employees who, initially identified for separation, accepted other positions within Arconic, as well as natural attrition. Most of the remaining separations for the 2017 restructuring programs are expected to be completed in 2017 and 2018. All of the remaining separations for the 2016 and 2015 restructuring programs are expected to be completed by the end of 2017.

In the 2017 third quarter and nine-month period, cash payments of $11 and $13, respectively, were made against layoff reserves related to 2017 restructuring programs, cash payments of $3 and $23, respectively, were made against layoff reserves related to 2016 restructuring programs, and cash payments of $1 and $5, respectively, were made against the layoff reserves related to 2015 restructuring programs.

As part of its ongoing restructuring in Brazil, the Company anticipates recognizing a restructuring-related charge of approximately $30 - $50 in the fourth quarter of 2017 related to its extrusions business which is part of the Transportation and Construction Solutions segment. The charge relates to the noncash impairment of the net book value of the business.

Interest expense. Interest expense decreased $26, or 21%, in the third quarter of 2017 compared to the third quarter of 2016 due to lower outstanding debt. During the second quarter of 2017, Arconic redeemed all of the Company’s 6.50% Bonds due 2018 and 6.75% Notes due 2018, and a portion of the Company’s 5.72% Notes due 2019 (see Note L) in advance of the expiration date. Interest expense increased $27, or 7%, during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to $76 of premiums paid for the early redemption noted above, partially offset by lower interest expense due to lower outstanding debt.

Other income, net. Other income, net decreased $10 in the third quarter of 2017 compared to the third quarter of 2016, primarily due to the favorable post-closing adjustment related to the November 2014 acquisition of Firth Rixson that was recorded in the third quarter of 2016.

Other income, net increased $486 in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to the gain on the sale of a portion of Arconic’s investment in Alcoa Corporation common stock of $351 and the gain of $167 on the debt-for-equity exchange with two investment banks (the “Investment Banks”) of the remaining portion of Arconic’s retained interest in Alcoa Corporation common stock for a portion of the Company’s outstanding notes held by the Investment Banks (the “Debt-for-Equity Exchange”) (See Note G).

Provision for income taxes. For the nine months ended September 30, 2017, Arconic’s estimated annual effective tax rate, before discrete items, was 28.5%. This rate is lower than the federal statutory rate of 35% due to foreign income taxed in lower rate jurisdictions, a tax basis in excess of book basis in Alcoa Corporation common stock sold (see Note G), and a nontaxable gain on the Debt-for-Equity Exchange (see Note L). These beneficial items were partially offset by a loss on the sale of a rolling mill in Fusina, Italy for which no net tax benefit was recognized (see Note E) and valuation allowances recorded against U.S. foreign tax credits.

For the nine months ended September 30, 2016, Arconic’s estimated annual effective tax rate, before discrete items, was 56.0%. This rate is higher than the federal statutory rate of 35% primarily due to book basis in excess of tax basis of company-owned life insurance contracts that were sold during 2016, and separation expenses for which no tax benefit was recognized, partially offset by foreign income taxed in lower rate jurisdictions.

For the third quarter ended September 30, 2017 and September 30, 2016, the tax rate including discrete items was 30.8% and 45.9% respectively. Discrete items of $2 were recorded in the quarter ended September 30, 2017 and primarily relate to the tax effects of expired stock compensation partially offset by other insignificant adjustments. Discrete items of $7 were recorded in the quarter ended September 30, 2016 and primarily relate to Arconic’s share of a valuation allowance recorded by one of our joint ventures and as-filed adjustments related to the Company’s 2015 U.S. tax return, partially offset by other discrete benefits.

The tax provisions for the third quarter and nine months ended September 30, 2017 and September 30, 2016 were comprised of the following:

	Third quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Pretax income at estimated annual effective income tax rate before discrete items	$49	$69	$264	$257
Catch-up adjustment to revalue previous quarter pre-tax income at current estimated annual effective tax rate	1	10	—	—
Interim period treatment of operational losses in foreign jurisdictions for which no tax benefit is recognized	1	(30)	5	(37)
Other discrete items	2	7	3	10

Provision for income taxes	$53	$56	$272	$230

Income from continuing operations after income taxes. Income from continuing operations after income taxes was $119 for the third quarter of 2017, or $0.22 per diluted share, compared to income from continuing operations after income taxes of $66 for the third quarter of 2016, or $0.11 per diluted share. The increase of $53 was primarily attributable to higher volumes and net cost savings across the businesses and the absence of expenses associated with the Separation Transaction, partially offset by higher LIFO inventory expense associated with higher aluminum prices, unfavorable product pricing, primarily in aerospace, and lower-margin product mix.

Income from continuing operations after income taxes was $653 for the nine months ended September 30, 2017, or $1.31 per diluted share, compared to income from continuing operations after income taxes of $229 for the nine months ended September 30, 2016, or $0.40 per diluted share. The increase of $424 was primarily attributable to a gain of $351 on the sale of a portion of Arconic’s investment in Alcoa Corporation common stock and a gain of $167 on the Debt-for-Equity Exchange; net cost savings; and higher volumes across all segments; partially offset by higher LIFO inventory expense associated with higher aluminum prices; the loss on sale of the Fusina, Italy rolling mill of $60; unfavorable product pricing, primarily in aerospace; and lower-margin product mix.

Discontinued operations. In the third quarter of 2016, net income attributable to Arconic included income of $120 from discontinued operations after income taxes and $20 from discontinued operations attributable to noncontrolling interests. In the nine months ended September 30, 2016, net income attributable to Arconic included income of $146 from discontinued operations after income taxes and $58 from discontinued operations attributable to noncontrolling interests.

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

Engineered Products and Solutions

	Third quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Third-party sales	$1,476	$1,406	$4,445	$4,320
Adjusted EBITDA	$312	$296	$928	$930

Third-party sales for the Engineered Products and Solutions segment increased 5% in the third quarter of 2017 compared to the third quarter of 2016. The increase was the result of volume growth partially offset by lower product pricing, primarily in the aerospace end market. Third-party sales increased 3% in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase was the result of volume growth, partially offset by lower product pricing, primarily in the aerospace end market, the effects of foreign currency fluctuations, and the absence of sales of $23 related to the Remmele Medical business, which was sold in April 2016.

Adjusted EBITDA for the Engineered Products and Solutions segment increased $16 in the third quarter of 2017 compared to the third quarter of 2016. The increase was the result of higher volumes and net cost savings partially offset by lower product pricing and ramp up costs associated with increasing production volumes of new aerospace engine parts, such as higher scrap rates, production inefficiencies, new process development and employee training. Adjusted EBITDA decreased by $2 in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease was the result of unfavorable product pricing, ramp up costs associated with increasing production volumes of new aerospace engine parts, and a lower margin product mix, largely offset by net cost savings and higher volumes.

In the fourth quarter of 2017, growth in demand from the commercial aerospace end market relative to the fourth quarter of 2016 is expected along with continued net cost savings. These benefits will be partially offset by continued ramp up costs associated with the introduction of new commercial aerospace engines and unfavorable product pricing.

Global Rolled Products (1)

	Third quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Third-party sales	$1,234	$1,285	$3,751	$3,785
Intersegment sales	36	30	107	88

Total sales	$1,270	$1,315	$3,858	$3,873
Adjusted EBITDA	$140	$143	$475	$461
Third-party aluminum shipments (kmt)	297	356	914	1,063
Average realized price per metric ton of aluminum(2)(3)	$4,155	$3,610	$4,104	$3,561

(1)	Excludes the Warrick, IN rolling operations and the equity interest in the rolling mill at the joint venture in Saudi Arabia, both of which were previously part of the Global Rolled Products segment but became part of Alcoa Corporation effective November 1, 2016.
(2)	Generally, average realized price per metric ton of aluminum includes two elements: a) the price of metal (the underlying base metal component based on quoted prices from the London Metal Exchange (“LME”), plus a regional premium which represents the incremental price over the base LME component that is associated with physical delivery of metal to a particular region), and b) the conversion price, which represents the incremental price over the metal price component that is associated with converting primary aluminum into sheet and plate.
(3)	The metal price component is a pass-through to this segment’s customers with limited exceptions (e.g., fixed-priced contracts, certain regional premiums).

Third-party sales for the Global Rolled Products segment decreased 4% in the third quarter of 2017 compared to the third quarter of 2016. The decrease was primarily related to the impact of $131 associated with the ramp-down and Toll Processing Agreement with Alcoa Corporation at the Company’s North America packaging business in Tennessee, the absence of sales of $39 from the rolling mill in Fusina, Italy, which was sold in March 2017, and unfavorable product pricing, partially offset by higher aluminum pricing. Third-party sales decreased 1% in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The decrease was primarily related to the impact of $365 associated with the ramp-down and Toll Processing Agreement with Alcoa Corporation at the Company’s North America packaging business in Tennessee, the absence of sales of $74 from the rolling mill in Fusina, Italy, and unfavorable product pricing, largely offset by volume growth in the automotive end market and higher aluminum pricing.

Adjusted EBITDA for the Global Rolled Products segment decreased $3 in the third quarter of 2017 compared to the third quarter of 2016. The decrease is the result of the planned ramp-down of the Company’s North America packaging business in Tennessee, lower aerospace volume from customer inventory destocking and reduced build rates as well as continued pricing pressure on regional specialty products, and higher aluminum prices of $7, partially offset by net cost savings. The higher aluminum prices negatively impacted the Global Rolled Products Adjusted EBITDA margin by 170 basis points in the third quarter of 2017 compared to the third quarter of 2016.

Adjusted EBITDA increased $14 in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016. The increase is the result of net cost savings and increased automotive volumes, partially offset by lower aerospace volume from customer destocking and reduced build rates as well as continued pricing pressure on regional specialty products.

In the fourth quarter of 2017, demand in the automotive end market is expected to continue to grow relative to the fourth quarter of 2016 due to the increasing demand for innovative products and aluminum-intensive vehicles. While new programs continue to ramp-up, demand from the commercial airframe end market is expected to decline due to customer destocking and lower build rates for aluminum intensive wide-body programs. Sales to the packaging market are expected to decline due to continuing pricing pressure within this market and the impact of the ramp-down relating to the Company’s North America packaging business in Tennessee. Net cost savings are expected to continue.

Transportation and Construction Solutions

	Third quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Third-party sales	$517	$450	$1,467	$1,346
Adjusted EBITDA	$83	$76	$237	$216

Third-party sales for the Transportation and Construction Solutions segment increased 15% in the third quarter of 2017 compared to the third quarter of 2016 due to increased volumes in the commercial transportation and building and construction end markets, higher aluminum pricing, and the effects of foreign currency, partially offset by lower product pricing. Third-party sales increased 9% in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to increased volumes in the commercial transportation and building and construction end markets and higher aluminum pricing, partially offset by lower product pricing.

Adjusted EBITDA for the Transportation and Construction Solutions segment increased $7 and $21 in the third quarter and nine months ended September 30, 2017, respectively, compared to the corresponding periods in 2016. The change was principally the result of net cost savings and higher volumes, partially offset by lower product pricing in the heavy-duty truck market, unfavorable product mix, and higher aluminum prices. The higher aluminum prices negatively impacted the Transportation and Construction Solutions Adjusted EBITDA margin by $4 or 120 basis points in the third quarter of 2017 compared to the third quarter of 2016.

In the fourth quarter of 2017, increased volumes are expected to continue relative to the fourth quarter of 2016 due to growth in the Commercial Transportation and Building and Construction markets, as well as growth in demand for innovative and new products. Additionally, net cost savings and pricing headwinds are anticipated to continue in the fourth quarter.

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

The following table reconciles Combined segment adjusted EBITDA to Net income attributable to Arconic:

	Third quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Combined segment adjusted EBITDA	$535	$515	$1,640	$1,607
Unallocated amounts:
Depreciation and amortization	(140)	(136)	(410)	(402)
Restructuring and other charges	(19)	(3)	(118)	(33)
Impact of LIFO	(48)	(1)	(78)	(26)
Metal price lag	2	4	43	10
Corporate expense	(42)	(113)	(224)	(304)
Other	(17)	(29)	(56)	(62)

Operating income	$271	$237	$797	$790
Other income, net	1	11	526	40
Interest expense	(100)	(126)	(398)	(371)

Income from continuing operations before income taxes	$172	$122	$925	$459
Provision for income taxes	(53)	(56)	(272)	(230)
Discontinued operations	—	100	—	88

Net income attributable to Arconic	$119	$166	$653	$317

The changes in the reconciling items between Combined segment adjusted EBITDA and Net income attributable to Arconic for the third quarter and nine months ended September 30, 2017 compared to corresponding periods in 2016 consisted of:

•	an increase in Restructuring and other charges primarily due to ongoing overhead cost reductions; the nine month period was also impacted by the loss on sale of the Fusina, Italy rolling mill in the first quarter of 2017;

•	a change in the Impact of LIFO, mostly due to a greater increase in the price of aluminum, driven by higher base metal prices (LME) and regional premiums at September 30, 2017 indexed to December 31, 2016 for the 2017 third quarter and nine month period compared to higher base metal prices (LME) at September 30, 2016 indexed to December 31, 2015 for the 2016 third quarter and nine month period;

•	a change in Metal price lag in the nine months ended September 30, 2017 compared to nine months ended September 30, 2016 due to higher prices for aluminum;

•	a decrease in Corporate expense in the third quarter of 2017 compared to the third quarter of 2016 primarily attributable to costs incurred in 2016 related to the separation of Alcoa Inc. and a decrease in Corporate expense in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily attributable to costs incurred in 2016 related to the separation of Alcoa Inc., partially offset by proxy, advisory and governance-related costs incurred in 2017;

•	an increase in Other income, net, in the nine months ended September 30, 2017, largely the result of the $351 gain on the sale of a portion of Arconic’s investment in Alcoa Corporation common stock in the first quarter of 2017 and a $167 gain on the Debt-for-Equity Exchange in the second quarter of 2017;

•	a decrease in Interest expense in the third quarter of 2017 compared to the third quarter of 2016 due to lower outstanding debt and an increase in Interest expense in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 due to premiums paid for the early redemption of $1,250 of the Company’s long-term debt during the second quarter of 2017 partially offset by lower expense due to lower outstanding debt; and

•	an increase in Provision for income taxes in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 attributable to higher pretax income, exclusive of the previously noted gain on the Debt-for-Equity Exchange.

Reconciliation of Net income attributable to Arconic to Consolidated adjusted EBITDA

Items required to reconcile Net income attributable to Arconic to Consolidated adjusted EBITDA include: Depreciation and amortization; Restructuring and other charges; Other income, net; Interest expense; Income tax expense; and Discontinued operations.

The following table reconciles Net income attributable to Arconic to Consolidated adjusted EBITDA:

	Third quarter ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income attributable to Arconic	$119	$166	$653	$317
Depreciation and amortization	140	136	410	402
Restructuring and other charges	19	3	118	33
Other income, net	(1)	(11)	(526)	(40)
Interest expense	100	126	398	371
Income taxes	53	56	272	230
Discontinued operations	—	(100)	—	(88)

Consolidated adjusted EBITDA(1)	$430	$376	$1,325	$1,225

(1)	Consolidated adjusted EBITDA is a non-GAAP financial measure. Management believes that this measure is meaningful to investors because Consolidated adjusted EBITDA provides additional information with respect to Arconic’s operating performance. Additionally, presenting Consolidated adjusted EBITDA pursuant to our debt agreements is appropriate to provide additional information to investors to demonstrate Arconic’s ability to comply with its financial debt covenants. The Consolidated adjusted EBITDA presented may not be comparable to similarly titled measures of other companies.

Environmental Matters

See the Environmental Matters section of Note H to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Subsequent Events

On October 2, 2017, all outstanding 24,975,978 depositary shares (each depositary share representing a 1/10th interest in a share of the mandatory convertible preferred stock) were converted at a rate of 1.56996 into 39,211,286 common shares; 24,022 depositary shares were previously tendered for early conversion into 31,428 shares of Arconic common stock. No gain or loss was recognized associated with this equity transaction.

On October 13, 2017, Alcoa Corporation announced that it had terminated an electricity contract with Luminant Generation Company LLC, effective as of October 1, 2017, that was tied to its Rockdale Operations in Texas. Pursuant to the Separation and Distribution Agreement between Arconic and Alcoa Corporation, Arconic was required to provide a guarantee up to an estimated present value amount of approximately $485 related to this electricity contract for Alcoa Corporation’s facility in the event of an Alcoa Corporation payment default. As a result of the termination of the electricity contract by Alcoa Corporation, Arconic expects to record noncash non-operating income in the fourth quarter of 2017 of approximately $25 ($16 after-tax) associated with the reversal of the fair value of the guarantee which was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet.

Liquidity and Capital Resources

The cash flows related to Alcoa Corporation have not been segregated and are included in the Statement of Consolidated Cash Flows for the nine months ended September 30, 2016. As a result, the cash flow amounts reported for the nine months ended September 30, 2017 are not comparable to the amounts reported for the nine months ended September 30, 2016.

Cash from Operations

Cash provided from operations was $89 in the nine months ended September 30, 2017 compared to $208 in the nine months ended September 30, 2016. The decrease in cash provided from operations of $119, or 57%, was primarily due to lower operating results (net income plus net add-back for noncash transactions in earnings) of $673, partially offset by lower cash used for working capital of $251 and a positive change associated with noncurrent assets of $247 due to the prepayment of $200 made in April 2016 related to a gas supply agreement for the Australia alumina refineries.

Financing Activities

Cash used for financing activities was $918 in the nine months ended September 30, 2017 compared to $350 in the nine months ended September 30, 2016. The increase in cash used for financing activities was primarily related to the early redemption of the Company’s 6.50% Bonds due 2018, 6.75% Notes due 2018, and a portion of the 5.72% Notes due 2019 (see Note L).

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

In addition to the Credit Agreement above, Arconic has a number of other credit agreements that provide a combined borrowing capacity of $715 as of September 30, 2017, of which $175 is due to expire in 2017 and $540 is due to expire in 2018. The purpose of any borrowings under these credit arrangements is to provide for working capital requirements and for other general corporate purposes. The covenants contained in all these arrangements are the same as the Credit Agreement. During the third quarter and nine months ended September 30, 2017, Arconic borrowed and repaid $150 and $660, respectively, under these other credit facilities. The weighted-average interest rate and weighted-average days outstanding during the third quarter and nine months ended September 30, 2017 were 2.73% and 73 days and 2.48% and 43 days, respectively.

Arconic’s costs of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to Arconic by the major credit rating agencies.

Arconic’s credit ratings from the three major credit rating agencies are as follows:

	Long-Term Debt	Short-Term Debt	Outlook	Date of Last Update
Standard and Poor’s	BBB-	A-3	Stable	May 1, 2017
Moody’s	Ba2	Speculative Grade Liquidity-2	Stable	November 2, 2017
Fitch	BB+	B	Stable	July 3, 2017

Investing Activities

Cash provided from investing activities was $776 in the nine months ended September 30, 2017 compared to $79 in the nine months ended September 30, 2016.

Cash provided from investing activities for the nine months ended September 30, 2017 included proceeds of $888 from the sale of a portion of Arconic’s investment in Alcoa Corporation common stock and the receipt of proceeds from the sale of the Yadkin Hydroelectric Project of $243, somewhat offset by cash used for capital expenditures of $360 and the injection of $10 into the Fusina rolling business prior to its sale.

Cash provided from investing activities for the nine months ended September 30, 2016 included proceeds of $683 from the sale of assets and businesses, primarily related to $457 in proceeds from the redemption of Company-owned life insurance policies, proceeds of $120 related to the sale of the Intalco smelter wharf property, and proceeds of $102 from the sale of the Remmele Medical business, and $280 in proceeds received from the sale of investments, including $145 for the sale of an equity interest in a natural gas pipeline in Australia and $130 for fixed income and equity securities held by Arconic’s captive insurance company. These cash flows were partially offset by $814 in capital expenditures, including the aerospace expansion (thick plate stretcher) at the Davenport, Iowa plant.

Noncash Financing and Investing Activities

In the second quarter of 2017, the Company completed a Debt-for-Equity Exchange with the Investment Banks of the remaining portion of Arconic’s retained interest in Alcoa Corporation common stock for a portion of the Company’s outstanding notes held by the Investment Banks for $465 including accrued and unpaid interest.

Recently Adopted and Recently Issued Accounting Guidance

See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Forward-Looking Statements

This report contains statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Arconic’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts and expectations relating to the aerospace, automotive, commercial transportation and other end markets; statements and guidance regarding future financial results or operating performance; statements about Arconic’s strategies, outlook, business and financial prospects; and statements regarding potential share gains. These statements reflect beliefs and assumptions that are based on Arconic’s perception of historical trends, current conditions and expected future developments, as well as other factors management believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict. Although Arconic believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such risks and uncertainties include, but are not limited to: (a) deterioration in global economic and financial market conditions generally; (b) unfavorable changes in the markets served by Arconic; (c) the inability to achieve the level of revenue growth, cash generation, cost savings, improvement in profitability and margins, fiscal discipline, or strengthening of competitiveness and operations anticipated or targeted; (d) changes in discount rates or investment returns on pension assets; (e) Arconic’s inability to realize expected benefits, in each case as planned and by targeted completion dates, from acquisitions, divestitures, facility closures, curtailments, expansions, or joint ventures; (f) the impact of cyber attacks and potential information technology or data security breaches; (g) any manufacturing difficulties or other issues that impact product performance, quality or safety; (h) political, economic, and regulatory risks in the countries in which Arconic operates or sells products; (i) material adverse changes in aluminum industry conditions, including fluctuations in London Metal Exchange-based aluminum prices; (j) the impact of changes in foreign currency exchange rates on costs and results; (k) the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation, which can expose Arconic to substantial costs and liabilities; and (l) the other risk factors summarized in Arconic’s Form 10-K for the year ended December 31, 2016, including under Part I, Item 1A thereof, in Arconic’s Form 10-Q for the quarter ended June 30, 2017, and in the following sections of this report: Note H to the financial statements, and the discussion included above under Segment Information. Arconic disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law. Market projections are subject to the risks discussed above and other risks in the market.

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

(b) Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting during the third quarter of 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

Environmental Matters

As previously reported, by an amended complaint filed April 21, 2005, Alcoa Global Fasteners, Inc. (now known as Arconic Global Fasteners & Rings, Inc.) was added as a defendant in Orange County Water District (OCWD) v. Northrop Corporation, et al., civil action 04cc00715 (Superior Court of California, County of Orange). OCWD alleges contamination or threatened contamination of a drinking water aquifer by Arconic, certain of the entities that preceded Arconic at the same locations as property owners and/or operators, and other current and former industrial and manufacturing businesses that operated in Orange County in past decades. OCWD seeks to recover the cost of aquifer remediation and attorney’s fees. Trial on statutory, non-jury claims commenced on February 10, 2012. On October 29, 2013, the court issued its final Statement of Decision in favor of Arconic and the other Phase I trial defendants dismissing the statutory law liability claims. On June 20, 2014, following the full briefing by the parties, the trial court entered final judgment in favor of Arconic and the other trial defendants on the remaining tort claims. On August 18, 2014, the OCWD appealed the dismissal of the statutory law claims and common law claims (except for negligence). On March 29, 2017, oral argument on the appeal took place before a panel of three California Court of Appeal justices. On June 1, 2017, the Court of Appeal upheld the trial court’s decision in favor of Arconic on all claims. The OCWD did not file a petition for review to the California Supreme Court. On July 12, 2017, Northrop filed a petition for review by the Supreme Court of the State of California. On September 13, 2017, the California Supreme Court denied Northrop’s petition for review. The remaining claims against Northrop have been remanded to the trial court. No claims against Arconic are pending in the remanded case. No further reports will be made on this matter unless there is a material development.

As previously reported, on June 21, 2017, the UK Environment Agency (the “Agency”) confirmed that it will prosecute Firth Rixson Metals Limited in Chesterfield (UK) Magistrates Court in relation to an environmental incident that took place on April 22, 2015 at the Company’s Glossop UK site. It is alleged that an acid scrubber unit at the site caused a leak into the local river resulting in environmental damage, including the death of approximately 200 fish. Arconic was not successful in persuading the Agency to drop the prosecution in lieu of an enforcement undertaking (a civil remedy) despite the fact that cyanide, a compound not used on the site, had been identified in the samples of water taken at the time. A hearing before the Court was held on September 13, 2017 at which Firth Rixson pled guilty to the underlying offense of allowing a release to occur to the nearby stream. The Agency was not ready to proceed to a full hearing on the culpability and harm elements of the allegations, and requested more time. The Court granted the Agency’s request and set a follow-up hearing for December 6, 2017. The Company expects that to be the final dispositive hearing, at or after which it expects the Court to render final decisions on culpability and harm, and impose a fine on the Company. The Company has recorded an amount to cover the estimated fine and this amount is not material to the Company’s Consolidated Financial Statements.

Reynobond PE

As previously reported, on June 13, 2017, the Grenfell Tower in London, UK caught fire resulting in fatalities, injuries and damage. A French subsidiary of Arconic, Arconic Architectural Products SAS (AAP SAS), supplied a product, Reynobond PE, to its customer, a cladding system fabricator, which used the product as one component of the overall cladding system on Grenfell Tower. The fabricator supplied its portion of the cladding system to the façade installer, who then completed and installed the system under the direction of the general contractor. Neither Arconic nor AAP SAS was involved in the design or installation of the system used at the Grenfell Tower, nor did it have a role in any other aspect of the building’s refurbishment or original design. Regulatory investigations into the overall Grenfell Tower matter are being conducted, including a criminal investigation by the London Metro Police, a Public Inquiry by the British government and a consumer protection inquiry by a French public authority. AAP SAS has filed an application seeking core participant status in the Public Inquiry.

Brave v. Arconic Inc., Kenneth J. Giacobbe and Klaus Kleinfeld. A purported class action complaint was filed on July 13, 2017 in the United States District Court for the Southern District of New York against Arconic Inc., Kenneth J. Giacobbe and Klaus Kleinfeld. The complaint alleged that the statements in Arconic’s 2016 10-K about management’s recognition of its responsibility to conduct the Company’s affairs according to the highest standards of personal and corporate conduct and within the laws of the host countries in which it operates, and its failure to disclose that Arconic knowingly supplied highly flammable Reynobond PE cladding panels for use in construction that significantly increased the risk of property damage, injury and death, were false and misleading in violation of the federal securities laws and artificially inflated the prices of Arconic’s securities. The plaintiffs sought, among other things, unspecified compensatory damages and an award of attorney and expert fees and expenses. On August 14, 2017, this case was dismissed by the plaintiff without prejudice.

Tripson v. Arconic Inc. and Klaus Kleinfeld. A purported class action complaint was filed on July 14, 2017 in the United States District Court for the Southern District of New York against Arconic Inc. and Klaus Kleinfeld. The complaint alleged that statements in Arconic’s 2012-2016 10-Ks, 2012-15 Annual Reports and the 2016 Annual Highlights Report about management’s recognition of its responsibility to conduct the Company’s affairs according to the highest standards of personal and corporate conduct and within the laws of the host countries in which it operates, and its failure to disclose that Arconic knowingly supplied highly flammable Reynobond PE cladding panels for use in construction that significantly increased the risk of property damage, injury and death, were false and misleading in violation of the federal securities laws and artificially inflated the prices of Arconic’s securities. The complaint also alleged that Arconic was motivated to conceal its potential liability to improve its credit ratings and enhance its ability to raise capital. The plaintiffs sought, among other things, unspecified compensatory damages and equitable relief and an award of attorney and expert fees and expenses. On August 25, 2017, this case was dismissed by the plaintiff without prejudice.

Sullivan v. Arconic Inc. et al. A purported class action complaint was filed on July 18, 2017 in the United States District Court for the Southern District of New York against Arconic Inc., as well as two former Arconic executives and several current and former Arconic directors, and banks that acted as underwriters for Arconic’s September 18, 2014 preferred stock offering. The complaint alleges that statements in the registration statement for Arconic’s September 18, 2014 preferred stock offering were false and misleading in light of the subsequent Grenfell Tower fire. The complaint also alleges that Arconic’s failure to disclose at the time of the offering that it was obtaining significant profits through sales that exposed it to substantial liability violated the federal securities laws. The plaintiffs seek, among other things, unspecified compensatory and recissory damages and an award of attorney and expert fees and expenses. On August 25, 2017, this case was dismissed by the plaintiff without prejudice and re-filed on September 15, 2017 in the United States District Court for the Western District of Pennsylvania.

Howard v. Arconic Inc. et al. A purported class action complaint was filed on August 11, 2017 in the United States District Court for Western District of Pennsylvania against Arconic Inc., and Klaus Kleinfeld. The complaint alleges that Arconic and Mr. Kleinfeld made various false and misleading statements, and omitted to disclose material information, about the company’s business and financial prospects and, specifically, the risks of the Reynobond PE product. The complaint alleges that the statements in Arconic’s Form 10-K for the fiscal years ended December 31, 2012, 2013, 2014, 2015 and 2016, its 2012, 2013, 2014, 2015 and 2016 Annual Reports, and its 2016 Annual Highlights Report about management’s recognition of its responsibility to conduct the Company’s affairs according to the highest standards of personal and corporate conduct and within the laws of the host countries in which it operates, and its failure to disclose that Arconic knowingly supplied highly flammable Reynobond PE cladding panels for use in construction that significantly increased the risk of property damage, injury and death, were false and misleading in violation of the federal securities laws and artificially inflated the prices of Arconic’s securities. The plaintiffs seek, among other things, unspecified compensatory damages and an award of attorney and expert fees and expenses.

While the Company believes that these cases are without merit and intends to challenge them vigorously, there can be no assurances regarding the ultimate resolution of these matters. Given the preliminary nature of these matters and the uncertainty of litigation, the Company cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome. The Board of Directors has also received letters, purportedly sent on behalf of shareholders, reciting allegations similar to those made in the federal court lawsuits and demanding that the Board authorize the Company to initiate litigation against members of management, the Board and others. The Board of Directors is reviewing these shareholder demand letters and considering the appropriate course of action. In addition, lawsuits are pending in state court in New York and federal court in Pennsylvania, initiated, respectively, by another purported shareholder and by the Company, concerning the shareholder’s claimed right, which the Company contests, to inspect the Company’s books and records related to the Grenfell Tower fire and Reynobond PE.

Item 6. Exhibits.

10(a)	Letter Agreement, by and between Arconic Inc. and Charles P. Blankenship, dated as of October 19, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 23, 2017

12.	Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

15.	Letter regarding unaudited interim financial information

31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arconic Inc.

November 6, 2017	/s/ Ken Giacobbe
Date	Ken Giacobbe
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

November 6, 2017	/s/ Paul Myron
Date	Paul Myron
Vice President and Controller
(Principal Accounting Officer)