Form 10-Q
period 2018-03-31
Arconic Inc.
filed 2018-05-01
CIK 4281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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

Large accelerated filer	✓	Accelerated filer
Non-accelerated filer	__ (Do not check if a smaller reporting company)	Smaller reporting company
Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes          No  ✓
As of April 25, 2018, there were 482,832,111 shares of common stock, par value $1.00 per share, of the registrant outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Arconic and subsidiaries
Statement of Consolidated Operations (unaudited)
(in millions, except per-share amounts)

	First quarter ended
	March 31,
	2018	2017
Sales (C & D)	$3,445	$3,192
Cost of goods sold (exclusive of expenses below)	2,768	2,458
Selling, general administrative, and other expenses	172	217
Research and development expenses	23	28
Provision for depreciation and amortization	142	133
Restructuring and other charges (E)	7	73
Operating income	333	283
Interest expense (N)	114	115
Other expense (income), net (F)	20	(316)
Income before income taxes	199	484
Provision for income taxes (H)	56	162
Net income	$143	$322

Amounts Attributable to Arconic Common Shareholders (I):
Net income	$142	$305
Earnings per share - basic	$0.30	$0.69
Earnings per share - diluted	$0.29	$0.65
Dividends paid per share	$0.06	$0.06
Average Shares Outstanding (I):
Average shares outstanding - basic	482	440
Average shares outstanding - diluted	503	499
The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries
Statement of Consolidated Comprehensive Income (unaudited)
(in millions)

	Arconic		Noncontrolling Interests		Total
First quarter ended March 31,	2018	2017	2018	2017	2018	2017
Net income	$143	$322	$—	$—	$143	$322
Other comprehensive income, net of tax (J):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	143	31	—	—	143	31
Foreign currency translation adjustments	122	67	—	—	122	67
Net change in unrealized gains on available-for-sale securities	—	(33)	—	—	—	(33)
Net change in unrecognized gains/losses on cash flow hedges	(7)	5	—	—	(7)	5
Total Other comprehensive income, net of tax	258	70	—	—	258	70
Comprehensive income	$401	$392	$—	$—	$401	$392
The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries
Consolidated Balance Sheet (unaudited)
(in millions)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,205	$2,150
Receivables from customers, less allowances of $8 in 2018 and 2017 (K)	1,179	1,035
Other receivables (K)	484	339
Inventories (L)	2,648	2,480
Prepaid expenses and other current assets	379	374
Total current assets	5,895	6,378
Properties, plants, and equipment, net (M)	5,628	5,594
Goodwill (A)	4,573	4,535
Deferred income taxes	675	743
Intangibles, net	990	987
Other noncurrent assets	458	481
Total assets	$18,219	$18,718
Liabilities
Current liabilities:
Accounts payable, trade	$1,874	$1,839
Accrued compensation and retirement costs	333	399
Taxes, including income taxes	83	75
Accrued interest payable	97	124
Other current liabilities	370	349
Short-term debt	45	38
Total current liabilities	2,802	2,824
Long-term debt, less amount due within one year (N & O)	6,309	6,806
Accrued pension benefits (G)	2,249	2,564
Accrued other postretirement benefits	833	841
Other noncurrent liabilities and deferred credits	744	759
Total liabilities	12,937	13,794
Contingencies and commitments (Q)
Equity
Arconic shareholders’ equity:
Preferred stock	55	55
Common stock	483	481
Additional capital	8,280	8,266
Accumulated deficit	(1,164)	(1,248)
Accumulated other comprehensive loss (J)	(2,386)	(2,644)
Total Arconic shareholders’ equity	5,268	4,910
Noncontrolling interests	14	14
Total equity	5,282	4,924
Total liabilities and equity	$18,219	$18,718
The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)

	Three months ended
	March 31,
	2018	2017
Operating activities
Net income	$143	$322
Adjustments to reconcile net income to cash used for operations:
Depreciation and amortization	142	133
Deferred income taxes	18	20
Restructuring and other charges	7	73
Net loss (gain) from investing activities - asset sales (F)	3	(349)
Net periodic pension benefit cost (G)	41	54
Stock-based compensation	15	28
Other	49	18
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables (B)	(403)	(394)
(Increase) in inventories	(141)	(85)
(Increase) decrease in prepaid expenses and other current assets	(12)	20
Increase (decrease) in accounts payable, trade	14	(122)
(Decrease) in accrued expenses	(118)	(112)
Increase in taxes, including income taxes	8	111
Pension contributions	(177)	(53)
Decrease (increase) in noncurrent assets	1	(34)
(Decrease) in noncurrent liabilities	(26)	(25)
Cash used for operations	(436)	(395)
Financing Activities
Net change in short-term borrowings (original maturities of three months or less)	5	8
Additions to debt (original maturities greater than three months)	150	360
Premiums paid on early redemption of debt (B & N)	(17)	—
Payments on debt (original maturities greater than three months) (N)	(651)	(360)
Proceeds from exercise of employee stock options	12	22
Dividends paid to shareholders	(30)	(45)
Distributions to noncontrolling interests	—	(14)
Other	(11)	(14)
Cash used for financing activities	(542)	(43)
Investing Activities
Capital expenditures	(117)	(103)
Proceeds from the sale of assets and businesses (P)	—	(10)
Sales of investments (F)	9	888
Cash receipts from sold receivables (B & K)	136	95
Other	1	240
Cash provided from investing activities	29	1,110
Effect of exchange rate changes on cash, cash equivalents and restricted cash	4	4
Net change in cash, cash equivalents and restricted cash (B)	(945)	676
Cash, cash equivalents and restricted cash at beginning of year (B)	2,153	1,878
Cash, cash equivalents and restricted cash at end of period (B)	$1,208	$2,554
The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(in millions, except per-share amounts)

	Arconic Shareholders
	Preferred stock	Mandatory convertible preferred stock	Common stock	Additional capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests	Total Equity
Balance at December 31, 2016	$55	$3	$438	$8,214	$(1,027)	$(2,568)	$26	$5,141
Net income	—	—	—	—	322	—	—	322
Other comprehensive income (J)	—	—	—	—	—	70	—	70
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	—	(1)	—	—	(1)
Preferred-Class B @ $6.71875 per share	—	—	—	—	(16)	—	—	(16)
Common @ $0.12 per share	—	—	—	—	(54)	—	—	(54)
Stock-based compensation	—	—	—	28	—	—	—	28
Common stock issued: compensation plans	—	—	3	7	—	—	—	10
Distributions	—	—	—	—	—	—	(14)	(14)
Other	—	—	—	—	8	—	1	9
Balance at March 31, 2017	$55	$3	$441	$8,249	$(768)	$(2,498)	$13	$5,495

	Arconic Shareholders
	Preferred stock	Mandatory convertible preferred stock	Common stock	Additional capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests	Total Equity
Balance at December 31, 2017	$55	$—	$481	$8,266	$(1,248)	$(2,644)	$14	$4,924
Net income	—	—	—	—	143	—	—	143
Other comprehensive income (J)	—	—	—	—	—	258	—	258
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	—	(1)	—	—	(1)
Common @ $0.12 per share	—	—	—	—	(58)	—	—	(58)
Stock-based compensation	—	—	—	15	—	—	—	15
Common stock issued: compensation plans	—	—	2	(1)	—	—	—	1
Balance at March 31, 2018	$55	$—	$483	$8,280	$(1,164)	$(2,386)	$14	$5,282
The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries
Notes to the Consolidated Financial Statements (unaudited)
(dollars in millions, except per-share amounts)
A. Basis of Presentation
The interim Consolidated Financial Statements of Arconic Inc. and its subsidiaries (“Arconic” or the “Company”) are unaudited. These Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2017 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). This Form 10-Q report should be read in conjunction with Arconic’s Annual Report on Form 10-K for the year ended December 31, 2017, which includes all disclosures required by GAAP. Certain amounts in previously issued financial statements were reclassified to conform to the current period presentation (see below).
On January 1, 2018, Arconic adopted new guidance issued by the Financial Accounting Standards Board (FASB) related to the following: presentation of net periodic pension cost and net periodic postretirement benefit cost that required a reclassification of costs within the Statement of Consolidated Operations; presentation of certain cash receipts and cash payments within the Statement of Consolidated Cash Flows that required a reclassification of amounts between operating and either financing or investing activities; and the classification of restricted cash within the statement of cash flows. See Note B for further details.
In January 2018, management changed the organizational structure of the businesses in its Engineered Products and Solutions (EP&S) segment, from four business units to three business units, with a focus on aligning its internal structure to core markets and customers and reducing cost. As a result of this change in the EP&S segment organizational structure, management assessed and concluded that each of the three business units represent reporting units for goodwill impairment evaluation purposes.  Also, as a result of the reorganization, goodwill was reallocated to the three new reporting units and evaluated for impairment during the first quarter of 2018.  The fair value of each reporting unit exceeded its carrying value; thus there was no goodwill impairment. More than 92% of Arconic’s total goodwill at March 31, 2018 was allocated to the following three EP&S reporting units: Arconic Engines ($2,095), Arconic Fastening Systems ($1,623) and Arconic Engineered Structures ($517).
B. Recently Adopted and Recently Issued Accounting Guidance
Adopted
In May 2014, the FASB issued changes to the recognition of revenue from contracts with customers. These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. These changes became effective for Arconic on January 1, 2018. Arconic adopted this new guidance using the modified retrospective transition approach applied to those contracts that were not completed as of January 1, 2018. There was no cumulative effect adjustment to the opening balance of retained earnings in the Consolidated Balance Sheet in the first quarter of 2018, as the adoption did not result in a change to our timing of revenue recognition, which continues to be at a point in time. See Note C for further details.
In January 2016, the FASB issued changes to equity investments. These changes require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values using the measurement alternative of cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. Also, the impairment assessment of equity investments without readily determinable fair values has been simplified by requiring a qualitative assessment to identify impairment. Also, the new guidance required changes in fair value of equity securities to be recognized immediately as a component of net income instead of being reported in accumulated other comprehensive loss until the gain (loss) is realized. These changes became effective for Arconic on January 1, 2018 and have been applied on a prospective basis. Arconic elected the measurement alternative for its equity investments that do not have readily determinable fair values. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements.

In August 2016, the FASB issued changes to the classification of certain cash receipts and cash payments within the statement of cash flows. The guidance identifies eight specific cash flow items and the sections where they must be presented within the statement of cash flows. These changes became effective for Arconic on January 1, 2018 and have been be applied retrospectively. As of result of the adoption, Arconic reclassified cash received related to beneficial interest in previously transferred trade accounts receivables from operating activities to investing activities in the Statement of Consolidated Cash Flows. This new accounting standard does not reflect a change in our underlying business or activities. The reclassification of cash received related to beneficial interest in previously transferred trade accounts receivables was $95 for the quarter ended March 31, 2017.  Also, Arconic will reclassify cash paid for debt prepayments including extinguishment costs from operating activities to financing activities in the Statement of Consolidated Cash Flows in the period when such activity occurs, however there were no such extinguishment costs for the quarter ended March 31, 2017.
In November 2016, the FASB issued changes to the classification of cash and cash equivalents within the statement of cash flow. Restricted cash and cash equivalents will be included within the cash and cash equivalents line on the cash flow statement and a reconciliation must be prepared to the statement of financial position. Transfers between restricted cash and cash equivalents and cash and cash equivalents will no longer be presented as cash flow activities in the Statement of Consolidated Cash Flows and for material balances of restricted cash and restricted cash equivalents Arconic will disclose information regarding the nature of the restrictions. These changes became effective for Arconic on January 1, 2018 and have been applied retrospectively. Management has determined that the adoption of this guidance did not have a material impact on the Statement of Consolidated Cash Flows. See Note O for detail on the balance of restricted cash.
In March 2017, the FASB issued changes to the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires registrants to present the service cost component of net periodic benefit cost in the same income statement line item or items as other employee compensation costs arising from services rendered during the period. Also, only the service cost component will be eligible for asset capitalization. Registrants will present the other components of net periodic benefit cost separately from the service cost component; and, the line item or items used in the income statement to present the other components of net periodic benefit cost must be disclosed. These changes became effective for Arconic on January 1, 2018 and were adopted retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the Statement of Consolidated Operations, and prospectively for the asset capitalization of the service cost component of net periodic benefit cost. The Company recorded the service related net periodic benefit cost within Cost of goods sold, Selling, general administrative, and other expenses and Research and development expenses and recorded the non-service related net periodic benefit cost (except for the curtailment cost which was recorded in Restructuring and other charges) separately from service cost in Other expense (income), net within the Statement of Consolidated Operations. The impact of the retrospective adoption of this guidance was an increase to consolidated Operating income of $38 while there was no impact to consolidated Net income for the quarter ended March 31, 2017.
In May 2017, the FASB issued clarification to guidance on the modification accounting criteria for share-based payment awards. The new guidance requires registrants to apply modification accounting unless three specific criteria are met. The three criteria are 1) the fair value of the award is the same before and after the modification, 2) the vesting conditions are the same before and after the modification and 3) the classification as a debt or equity award is the same before and after the modification. These changes became effective for Arconic on January 1, 2018 and were applied prospectively to new awards modified after adoption. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements.
Issued
In February 2016, the FASB issued changes to the accounting and presentation of leases. These changes require lessees to recognize a right of use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right of use asset and lease liability. Also, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option, or not exercise an option to terminate the lease. These changes become effective for Arconic on January 1, 2019.  Arconic’s current operating lease portfolio is primarily comprised of land and buildings, plant equipment, vehicles, and computer equipment.  A cross-functional implementation team is in the process of determining the scope of arrangements that will be subject to this standard as well as assessing the impact to the Company’s systems, processes and internal controls.  Arconic has contracted with a third-party vendor to implement a software solution.  Concurrently, Arconic is compiling lease data to be uploaded into the software solution to account for leases under the new standard.  Management is evaluating the impact of these changes on the Consolidated Balance Sheet, which will require right of use assets and lease liabilities be recorded for operating leases; therefore, an estimate of the impact is not currently determinable.  However, the adoption is not expected to have a material impact on the Statement of Consolidated Operations or Statement of Consolidated Cash Flows.
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

C. Revenue from Contracts with Customers
The Company's contracts with customers are comprised of purchase orders along with standard terms and conditions, and for larger customers, may also generally include a long-term agreement. These contracts with customers typically consist of the manufacture of products which represent single performance obligations that are satisfied upon transfer of control of the product to the customer. The Company produces fastening systems; seamless rolled rings; investment castings, including airfoils and forged jet engine components; extruded, machined and formed aircraft parts; aluminum sheet and plate; integrated aluminum structural systems; architectural extrusions; and forged aluminum commercial vehicle wheels. Transfer of control is assessed based on alternative use of the products we produce and our enforceable right to payment for performance to date under the contract terms. Transfer of control and revenue recognition generally occur upon shipment or delivery of the product, which is when title, ownership and risk of loss pass to the customer and is based on the applicable shipping terms. The shipping terms vary across all businesses and depend on the product, the country of origin, and the type of transportation (truck, train, or vessel). An invoice for payment is issued at time of shipment and terms are generally net 30 days. Our business units set commercial terms on which Arconic sells products to its customers. These terms are influenced by industry custom, market conditions, product line (specialty versus commodity products), and other considerations.
The following table disaggregates revenue by major end market served. Differences between segment totals and consolidated Arconic are in Corporate.

	Engineered Products and Solutions	Global Rolled Products	Transportation and Construction Solutions	Total Segment
First quarter ended March 31, 2018
Aerospace	$1,190	$199	$—	$1,389
Transportation	97	598	243	938
Building and construction	—	48	285	333
Industrial and other	254	521	9	784
Total end-market revenue	$1,541	$1,366	$537	$3,444

First quarter ended March 31, 2017
Aerospace	$1,155	$215	$—	$1,370
Transportation	93	493	173	759
Building and construction	—	49	262	311
Industrial and other	239	491	21	751
Total end-market revenue	$1,487	$1,248	$456	$3,191
D. Segment Information
Arconic is a global leader in lightweight metals engineering and manufacturing. Arconic’s innovative, multi-material products, which include aluminum, titanium, and nickel, are used worldwide in aerospace, automotive, commercial transportation, building and construction, industrial applications, defense, and packaging. Arconic’s segments are organized by product on a worldwide basis. In the first quarter of 2018, the Company changed its primary measure of segment performance from Adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”) to Segment operating profit, which more closely aligns segment performance with Operating income as presented in the Statement of Consolidated Operations. Segment performance under Arconic’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is Segment operating profit. Arconic’s definition of Segment operating profit is Operating income excluding Special items. Special items include Restructuring and other charges and Impairment of goodwill. Segment operating profit also includes certain items that, under the previous segment performance measure, were recorded in Corporate, such as the impact of LIFO inventory accounting, metal price lag, intersegment profit eliminations, and derivative activities. Segment operating profit may not be comparable to similarly titled measures of other companies. Prior period financial information has been recast to conform to current year presentation. Differences between segment totals and consolidated Arconic are in Corporate.

The operating results of Arconic’s reportable segments were as follows:

	Engineered Products and Solutions	Global Rolled Products	Transportation and Construction Solutions	Total Segment
First quarter ended March 31, 2018
Sales:
Third-party sales	$1,541	$1,366	$537	$3,444
Intersegment sales	—	42	—	42
Total sales	$1,541	$1,408	$537	$3,486
Profit and loss:
Segment operating profit	221	112	67	400
Restructuring and other charges	1	(1)	—	—
Provision for depreciation and amortization	71	51	13	135

First quarter ended March 31, 2017
Sales:
Third-party sales	$1,487	$1,248	$456	$3,191
Intersegment sales	—	34	—	34
Total sales	$1,487	$1,282	$456	$3,225
Profit and loss:
Segment operating profit	247	136	68	451
Restructuring and other charges	6	57	3	66
Provision for depreciation and amortization	64	50	12	126

The following table reconciles Total segment operating profit to Consolidated income before income taxes:

	First quarter ended
	March 31,
	2018	2017
Total segment operating profit	$400	$451
Unallocated amounts:
Restructuring and other charges	(7)	(73)
Corporate expense	(60)	(95)
Consolidated operating income	$333	$283
Interest expense	(114)	(115)
Other (expense) income, net	(20)	316
Consolidated income before income taxes	$199	$484

The total assets of Arconic's reportable segment were as follows:

	March 31, 2018	December 31, 2017
Engineered Products and Solutions	10,561	10,325
Global Rolled Products	4,193	3,955
Transportation and Construction Solutions	1,108	1,041
Total segment assets	$15,862	$15,321
The following table reconciles Total segment assets to Consolidated assets:

	March 31, 2018	December 31, 2017
Total segment assets	$15,862	$15,321
Unallocated amounts:
Cash and cash equivalents	1,205	2,150
Deferred income taxes	675	743
Corporate fixed assets, net	307	310
Fair value of derivative contracts	53	91
Other	117	103
Consolidated assets	$18,219	$18,718
E. Restructuring and Other Charges
In the first quarter of 2018, Arconic recorded Restructuring and other charges of $7 ($5 after-tax), which included $5 ($4 after-tax) for pension curtailment charges; $4 ($3 after-tax) for layoff costs, including the separation of approximately 16 employees (all in Corporate); a charge of $2 ($1 after-tax) for other miscellaneous items; and a benefit of $4 ($3 after-tax) for the reversal of a number of small layoff reserves related to prior periods.
In the first quarter of 2017, Arconic recorded Restructuring and other charges of $73 ($69 after-tax), which included $19 ($13 after-tax) for layoff costs related to cost reduction initiatives, including the separation of approximately 328 employees (114 in the Engineered Products and Solutions segment, 132 in the Global Rolled Products segment, 40 in the Transportation and Construction Solutions segment, and 42 in Corporate); a charge of $60 ($60 after-tax) related to the sale of the Fusina, Italy rolling mill; a net benefit of $5 ($3 after-tax) for other miscellaneous items; and a benefit of $1 ($1 after-tax) for the reversal of a number of small layoff reserves related to prior periods.
As of March 31, 2018, approximately 8 of the 16 employees associated with 2018 restructuring programs and approximately 430 of the 830 employees (previously 880) associated with 2017 restructuring programs (with planned departures in 2018) were separated; all of the separations associated with 2016 restructuring programs were essentially complete. Most of the remaining separations for the 2018 restructuring programs and all of the remaining separations for the 2017 restructuring programs, are expected to be completed by the end of 2018.
For the quarter ended March 31, 2018, cash payments of $1 were made against layoff reserves related to 2018 restructuring programs, cash payments of $15 were made against layoff reserves related to 2017 restructuring programs, and cash payments of $4 were made against the layoff reserves related to 2016 restructuring programs.

Activity and reserve balances for restructuring and other charges were as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2016	$50	$9	$59
Cash payments	(59)	(6)	(65)
Restructuring charges	64	1	65
Other(1)	1	(2)	(1)
Reserve balances at December 31, 2017	56	2	58
Cash payments	(20)	—	(20)
Restructuring charges	9	—	9
Other(1)	(9)	—	(9)
Reserve balances at March 31, 2018	$36	$2	$38

(1)
Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation.  In 2018, Other for layoff costs also included a reclassification of $5 in pension costs, as this liability was reflected in Arconic’s separate liability for pension obligations.  In 2017, Other for layoff costs also included a reclassification of a stock awards reversal of $13.

The remaining reserves are expected to be paid in cash during 2018.
F. Other Expense (Income), Net

	First quarter ended
	March 31,
	2018	2017
Non-service related net periodic benefit cost	$28	38
Interest income	(6)	(4)
Foreign currency gains, net	(3)	(5)
Net loss (gain) from asset sales	3	(349)
Other, net	(2)	4
	$20	$(316)
For the quarter ended March 31, 2017, Net loss (gain) from asset sales included a gain on the sale of a portion of Arconic’s investment in Alcoa Corporation common stock of $351 which resulted in cash proceeds of $888 which were recorded in Sale of investments within Investing Activities in the Statement of Consolidated Cash Flows.

G. Pension and Other Postretirement Benefits
The components of net periodic benefit cost were as follows:

	First quarter ended
	March 31,
	2018	2017
Pension benefits
Service cost	$20	$23
Interest cost	55	58
Expected return on plan assets	(77)	(83)
Recognized net actuarial loss	42	55
Amortization of prior service cost (benefit)	1	1
Curtailments	5	—
Net periodic benefit cost(1)	$46	$54

Other postretirement benefits
Service cost	$2	$2
Interest cost	7	8
Recognized net actuarial loss	2	1
Amortization of prior service cost (benefit)	(2)	(2)
Net periodic benefit cost(1)	$9	$9

(1)
Service cost was included within Cost of goods sold, Selling, general administrative, and other expenses, and Research and development expenses; curtailments were included in Restructuring and other charges; and all other cost components were recorded in Other expense (income), net in the Statement of Consolidated Operations.

On April 1, 2018, benefit accruals for future service and compensation under all of the Company's qualified and non-qualified defined benefit pension plans for U.S. salaried and non-bargaining hourly employees ceased. As a result of this change, in the first quarter of 2018, the Company recorded a decrease to the accrued pension benefit liability of $136 related to the reduction of future benefits ($141 offset in Accumulated other comprehensive loss) and curtailment charges of $5 in Restructuring and other charges.
In conjunction with the separation of Alcoa Inc. on November 1, 2016, the Pension Benefit Guaranty Corporation approved management’s plan to separate the Alcoa Inc. pension plans between Arconic Inc. and Alcoa Corporation. The plan stipulates that Arconic will make cash contributions over a period of 30 months (from November 1, 2016) to its two largest pension plans. Payments are expected to be made in three increments of no less than $50 each ($150 total) over this 30-month period. The Company made payments of $50 in March 2018 and $50 in April 2017. Upon finalization of 2018 pension plan valuations, additional cash contributions that were made in the first quarter of 2018 may be used to satisfy the $150 requirement.
H. Income Taxes
Arconic’s year-to-date tax provision is comprised of the most recent estimated annual effective tax rate applied to year-to-date pre-tax ordinary income. The tax impact of unusual or infrequently occurring items, including changes in judgement about valuation allowances and effects of changes in tax laws or rates, are recorded discretely in the interim period in which they occur. In addition, the tax provision is adjusted for the interim period impact of non-benefited pre-tax losses.
For the first quarter of 2018, the estimated annual effective tax rate applied to ordinary income was 26.5%. This rate is higher than the federal statutory rate of 21%, which was enacted by the Tax Cuts and Jobs Act ("the 2017 Act") on December 22, 2017, primarily due to additional estimated U.S. tax on Global Intangible Low-Taxed Income (GILTI) pursuant to the 2017 Act, domestic income taxable in certain U.S. states no longer subject to a valuation allowance, and foreign income taxed in higher rate jurisdictions.
For the first quarter of 2017, the estimated annual effective tax rate applied to ordinary income was 31.6%. This rate is lower than the federal statutory rate of 35% applicable to 2017 primarily due to foreign income taxed in lower rate jurisdictions, tax basis in excess of book basis of Alcoa Corporation common stock sold in February 2017, partially offset by a loss on the sale of a rolling mill in Fusina, Italy for which no net tax benefit was recognized.

For the first quarter of 2018 and 2017, the tax rate including discrete items was 28.1% and 33.5%, respectively. A discrete charge of $2 was recorded for the first quarter of 2018 and was primarily related to stock compensation. A discrete charge of $1 was recorded for the first quarter of 2017 and was primarily related to stock compensation offset by other prior period adjustments.
The tax provisions for the first quarter of 2018 and 2017 were comprised of the following:

	First quarter ended
	March 31,
	2018	2017
Pretax income at estimated annual effective income tax rate before discrete items	$53	$154
Interim period treatment of operational losses in foreign jurisdictions for which no tax benefit is recognized	1	7
Other discrete items	2	1
Provision for income taxes	$56	$162
On December 22, 2017, the 2017 Act was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the non-previously taxed post-1986 foreign earnings and profits of certain U.S.-owned foreign corporations as of December 31, 2017. Also on December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118"), Income Tax Accounting Implications of the Tax Cuts and Jobs Act, was issued by the Securities and Exchange Commission to address the application of U.S. GAAP for financial reporting. SAB 118 permits the use of provisional amounts based on reasonable estimates in the financial statements. SAB 118 also provides that the tax impact may be considered incomplete in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. Any adjustments to provisional or incomplete amounts should be included in income from continuing operations as an adjustment to tax expense or benefit in the reporting period that the amounts are determined within one year.
In the fourth quarter of 2017, Arconic recorded a $272 tax charge for the impact of the 2017 Act’s tax rate reduction and one-time transition tax; the impact of both the rate reduction and one-time transition tax were provisional amounts in the 2017 provision for income taxes. No adjustments to these provisional amounts have been recorded in the first quarter of 2018. The impact of the rate reduction will be finalized as part of the filing of the 2017 U.S. income tax return during 2018. Arconic will continue to analyze the amount of foreign earnings and profits, the associated foreign tax credits, and additional guidance that may be issued during 2018 in order to update the estimated deemed repatriation calculation as necessary under SAB 118. Arconic has not yet gathered, prepared and analyzed all the necessary information in sufficient detail to determine whether any excess foreign tax credits that may result from the deemed repatriation will be realizable.
Provisional estimates of the impact of the 2017 Act on the realizability of certain deferred tax assets, including, but not limited to, foreign tax credits, alternative minimum tax credits, and state tax loss carryforwards have been made based on information and computations that were available, prepared, and analyzed as of February 2, 2018. Through March 31, 2018, there were no changes to the provisional estimates of the impact of the 2017 Act or the estimates used to evaluate the realizability of deferred tax assets. Further analysis, or the issuance of additional guidance, could result in changes to the realizability of deferred tax assets.
As a result of the 2017 Act, the non-previously taxed post-1986 foreign earnings and profits (calculated based on U.S. tax principles) of certain U.S.-owned foreign corporations has been subject to U.S. tax under the one-time transition tax provisions. In the fourth quarter of 2017, Arconic had no plans to distribute such earnings in the foreseeable future and considered that conclusion to be incomplete under SAB 118. There is no change to this conclusion through March 31, 2018.
The 2017 Act creates a new requirement that certain income earned by foreign subsidiaries, GILTI, must be included in the gross income of the U.S. shareholder. The 2017 Act also established the Base Erosion and Anti-Abuse Tax (BEAT). Arconic anticipates that it will be subject to GILTI and has included an estimate of GILTI in the calculation of the 2018 estimated annual effective tax rate. At this time, Arconic does not anticipate being subject to BEAT for 2018. During the first quarter of 2018, Arconic has made a final accounting policy election to treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current period expense when incurred.

I. Earnings Per Share
Basic earnings per share (EPS) amounts are computed by dividing earnings, after the deduction of preferred stock dividends declared, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.
The information used to compute basic and diluted EPS attributable to Arconic common shareholders was as follows (shares in millions):

	First quarter ended
	March 31,
	2018	2017
Net income	$143	$322
Less: Preferred stock dividends declared	(1)	(17)
Net income available to Arconic common shareholders - basic	142	305
Add: Interest expense related to convertible notes	3	2
Add: Dividends related to mandatory convertible preferred stock	—	17
Net income available to Arconic common shareholders - diluted	$145	$324

Average shares outstanding - basic	482	440
Effect of dilutive securities:
Stock options	5	1
Stock and performance awards	2	5
Mandatory convertible preferred stock	—	39
Convertible notes	14	14
Average shares outstanding - diluted	503	499
The following shares were excluded from the calculation of average shares outstanding – diluted as their effect was anti-dilutive (shares in millions).

	First quarter ended
	March 31,
	2018	2017
Mandatory convertible preferred stock	—	—
Convertible notes	—	—
Stock options(1)	6	—
Stock awards	—	4

(1)	The average exercise price of options was $30.75 per share for the first quarter of 2018.

J. Accumulated Other Comprehensive Loss
The following table details the activity of the four components that comprise Accumulated other comprehensive loss for both Arconic’s shareholders and noncontrolling interests:

	Arconic		Noncontrolling Interests
First quarter ended March 31,	2018	2017	2018	2017
Pension and other postretirement benefits (G)
Balance at beginning of period	$(2,230)	$(2,010)	$—	$—
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	137	(6)	—	—
Tax (expense) benefit	(31)	1	—	—
Total Other comprehensive income (loss) before reclassifications, net of tax	106	(5)	—	—
Amortization of net actuarial loss and prior service cost(1)	48	55	—	—
Tax expense(2)	(11)	(19)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	37	36	—	—
Total Other comprehensive income	143	31	—	—
Balance at end of period	$(2,087)	$(1,979)	$—	$—
Foreign currency translation
Balance at beginning of period	$(437)	$(689)	$—	$(2)
Other comprehensive income(3)	122	67	—	—
Balance at end of period	$(315)	$(622)	$—	$(2)
Available-for-sale securities
Balance at beginning of period	$(2)	$132	$—	$—
Other comprehensive loss (4)	—	(33)	—	—
Balance at end of period	$(2)	$99	$—	$—
Cash flow hedges
Balance at beginning of period	$25	$(1)	$—	$—
Other comprehensive (loss) income:
Net change from periodic revaluations	(6)	8	—	—
Tax benefit (expense)	1	(3)	—	—
Total Other comprehensive (loss) income before reclassifications, net of tax	(5)	5	—	—
Net amount reclassified to earnings	(3)	—	—	—
Tax benefit (2)	1	—	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax (5)	(2)	—	—	—
Total Other comprehensive (loss) income	(7)	5	—	—
Balance at end of period	$18	$4	$—	$—

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note G).

(2)	These amounts were included in Provision for income taxes on the accompanying Statement of Consolidated Operations.

(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(4)	Realized gains and losses were included in Other expense (income), net on the accompanying Statement of Consolidated Operations.

(5)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.

K. Receivables
Arconic has an arrangement with three financial institutions to sell certain customer receivables without recourse on a revolving basis. The sale of such receivables is completed using a bankruptcy remote special purpose entity, which is a consolidated subsidiary of Arconic. This arrangement provides for minimum funding of $200 up to a maximum of $400 for receivables sold. Arconic maintains a beneficial interest, or a right to collect cash, on the sold receivables that have not been funded (deferred purchase program).  On March 30, 2012, Arconic initially sold $304 of customer receivables in exchange for $50 cash and $254 of deferred purchase program under the arrangement. Arconic has received additional net cash funding of $300 ($2,508 in draws and $2,208 in repayments) since the program’s inception, including net cash draws totaling $0 ($150 in draws and $150 in repayments) for the quarter ended March 31, 2018.
As of March 31, 2018 and December 31, 2017, the deferred purchase program receivable was $320 and $187, respectively, which was included in Other receivables on the accompanying Consolidated Balance Sheet. The deferred purchase program receivable is reduced as collections of the underlying receivables occur; however, as this is a revolving program, the sale of new receivables will result in an increase in the deferred purchase program receivable. The gross amount of receivables sold and total cash collected under this program since its inception was $36,938 and $36,268, respectively. Arconic services the customer receivables for the financial institutions at market rates; therefore, no servicing asset or liability was recorded.
Cash receipts from customer payments on sold receivables (which are cash receipts on the underlying trade receivables that have already been previously sold in this program) as well as cash receipts and cash disbursements from draws and repayments under the program are presented as cash receipts from sold receivables within investing activities in the Statement of Consolidated Cash Flows.
L. Inventories

	March 31, 2018	December 31, 2017
Finished goods	$718	$669
Work-in-process	1,406	1,349
Purchased raw materials	435	381
Operating supplies	89	81
Total inventories	$2,648	$2,480
At March 31, 2018 and December 31, 2017, the portion of inventories valued on a last-in, first-out (LIFO) basis was $1,302 and $1,208, respectively. If valued on an average-cost basis, total inventories would have been $495 and $481 higher at March 31, 2018 and December 31, 2017, respectively.
M. Properties, Plants, and Equipment, Net

	March 31, 2018	December 31, 2017
Land and land rights	$142	$140
Structures	2,413	2,395
Machinery and equipment	9,222	8,830
	11,777	11,365
Less: accumulated depreciation and amortization	6,721	6,392
	5,056	4,973
Construction work-in-progress	572	621
	$5,628	$5,594

N. Debt

	March 31, 2018	December 31, 2017
5.72% Notes, due 2019	—	500
1.63% Convertible Notes, due 2019	403	403
6.150% Notes, due 2020	1,000	1,000
5.40% Notes due 2021	1,250	1,250
5.87% Notes, due 2022	627	627
5.125% Notes, due 2024	1,250	1,250
5.90% Notes, due 2027	625	625
6.75% Bonds, due 2028	300	300
5.95% Notes, due 2037	625	625
Iowa Finance Authority Loan, due 2042	250	250
Other(1)	(18)	(23)
Total debt	6,312	6,807
Less: amount due within one year	3	1
Total long-term debt	$6,309	$6,806

(1)
Includes various financing arrangements related to subsidiaries, unamortized debt discounts related to outstanding notes and bonds listed in the table above, an equity option related to the convertible notes due in 2019, and unamortized debt issuance costs.

Public Debt – During the first quarter of 2018, the Company completed the early redemption of its remaining outstanding 5.72% Notes due in 2019, with aggregate principal amount of $500, for $518 in cash including accrued and unpaid interest. As a result, the Company recorded a charge of $19 in Interest expense in the accompanying Statement of Consolidated Operations for the quarter ended March 31, 2018 primarily for the premium paid on the early redemption of these notes in excess of their carrying value.
O. Financial Instruments
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

•	Level 3 - Inputs that are both significant to the fair value measurement and unobservable.

The carrying values and fair values of Arconic’s financial instruments were as follows:

	March 31, 2018		December 31, 2017
	Carrying value	Fair value	Carrying value	Fair value
Cash and cash equivalents	$1,205	$1,205	$2,150	$2,150
Restricted cash	3	3	4	4
Derivatives – current asset	37	37	61	61
Noncurrent receivables	20	20	20	20
Derivatives – noncurrent asset	19	19	33	33
Available-for-sale securities	96	96	106	106
Short-term debt	45	45	38	38
Derivatives – current liability	29	29	45	45
Derivatives – noncurrent liability	8	8	14	14
Long-term debt, less amount due within one year	6,309	6,631	6,806	7,443
The following methods were used to estimate the fair values of financial instruments:
Cash and cash equivalents, Restricted cash, Short-term debt. The carrying amounts approximate fair value because of the short maturity of the instruments. The fair value amounts for Cash and cash equivalents and Restricted cash were classified in Level 1, and Short-term debt was classified in Level 2.
Derivatives. The fair value of derivative contracts classified as Level 1 was based on identical unrestricted assets and liabilities. The fair value of derivative contracts classified as Level 2 was based on inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates).
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
P. Acquisitions and Divestitures
In March 2017, Arconic completed the sale of its Fusina, Italy rolling mill to Slim Aluminium. While owned by Arconic, the operating results and assets and liabilities of the Fusina, Italy rolling mill were included in the Global Rolled Products segment. As part of the transaction, Arconic injected $10 of cash into the business and provided a third-party guarantee with a fair value of $5 related to Slim Aluminium’s environmental remediation. The Company recorded a loss on the sale of $60, which was recorded in Restructuring and other charges (see Note E) on the Statement of Consolidated Operations in the first quarter of 2017. The rolling mill generated third-party sales of approximately $37 in the first quarter of 2017. At the time of the divestiture, the rolling mill had approximately 312 employees.
On April 2, 2018, Arconic completed the sale of its Latin America extrusions business to a subsidiary of Hydro Extruded Solutions AS for $5 in cash, subject to post-closing adjustments that are not expected to be significant. The sales price approximates the carrying value of the net assets sold on the closing date, following the charge of $41 recognized in the fourth quarter of 2017 related to the non-cash impairment of the net book value of the business. The operating results and assets and liabilities of the business were included in the Transportation and Construction Solutions segment. This business generated sales of approximately $25 and $26 in the first quarter of 2018 and 2017, respectively.

Q. Contingencies and Commitments
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
Arconic’s remediation reserve balance was $292 at March 31, 2018 and $294 at December 31, 2017 (of which $40 and $41, respectively, was classified as a current liability), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated.
Payments related to remediation expenses applied against the reserve were $3 in the quarter ended March 31, 2018. This amount includes expenditures currently mandated, as well as those not required by any regulatory authority or third party.
Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be approximately 1% or less of cost of goods sold.
The following discussion provides details regarding the current status of the most significant remediation reserves related to a current Arconic site.
Massena West, NY—Arconic has an ongoing remediation project related to the Grasse River, which is adjacent to Arconic’s Massena plant site. Many years ago, it was determined that sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs). The project, which was selected by the U.S. Environmental Protection Agency (EPA) in a Record of Decision issued in April 2013, is aimed at capping PCB contaminated sediments with concentration in excess of one part per million in the main channel of the river and dredging PCB contaminated sediments in the near-shore areas where total PCBs exceed one part per million. At March 31, 2018 and December 31, 2017, the reserve balance associated with this matter was $213 and $215, respectively. Arconic is in the planning and design phase of the project, which is expected to be completed in 2018. Following the submittal of the final design and EPA approval, the actual remediation fieldwork is expected to commence and take approximately four years. The majority of the project funding is expected to be incurred between 2018 and 2022.
Tax
Pursuant to the Tax Matters Agreement entered into between Arconic and Alcoa Corporation in connection with the separation transaction with Alcoa Corporation, Arconic shares responsibility with Alcoa Corporation, and Alcoa Corporation has agreed to partially indemnify Arconic, with respect to the following matter.
As previously reported, in July 2013, following a corporate income tax audit covering the 2006 through 2009 tax years, an assessment was received as a result of Spain’s tax authorities disallowing certain interest deductions claimed by a Spanish consolidated tax group owned by the Company. The assessment is $161 (€130), including interest. In August 2013, the Company filed an appeal of this assessment in Spain’s Central Tax Administrative Court, which was denied in January 2015. Arconic filed another appeal in Spain’s National Court in March 2015. Spain’s National Court has not yet rendered a decision related to the assessment.
The Company believes it has meritorious arguments to support its tax position and intends to continue to vigorously litigate the assessment. However, in the event the Company is unsuccessful, a portion of the assessment may be offset with existing net operating losses available to the Spanish consolidated tax group, which would be shared between the Company and Alcoa Corporation as provided for in the Tax Matters Agreement. Additionally, while the tax years 2010 through 2013 are closed to audit, it is possible that the Company may receive similar assessments for tax years subsequent to 2013. At this time, the Company is unable to reasonably predict an ultimate outcome for this matter.
Reynobond PE
Howard v. Arconic Inc. et al. As previously reported, a purported class action complaint related to the Grenfell Tower fire was filed on August 11, 2017 in the United States District Court for the Western District of Pennsylvania against Arconic Inc., and Klaus Kleinfeld. A related purported class action complaint was filed in the United States District Court for the Western District

of Pennsylvania on August 25, 2017, under the caption Sullivan v. Arconic Inc. et al., against Arconic Inc., two former Arconic executives, several current and former Arconic directors, and banks that acted as underwriters for Arconic’s September 18, 2014 preferred stock offering (the “Preferred Offering”). The plaintiff in Sullivan had previously filed a purported class action against the same defendants on July 18, 2017 in the Southern District of New York and, on August 25, 2017, voluntarily dismissed that action without prejudice. On February 7, 2018, on motion from certain putative class members, the court consolidated Howard and Sullivan, closed Sullivan, and appointed lead plaintiffs in the consolidated case. On April 9, 2018, the lead plaintiffs in the consolidated purported class action filed a consolidated amended complaint. The consolidated amended complaint alleges that the registration statement for the Preferred Offering contained false and misleading statements and omitted to state material information, including by allegedly failing to disclose material uncertainties and trends resulting from sales of Reynobond PE for unsafe uses and by allegedly expressing a belief that appropriate risk management and compliance programs had been adopted while concealing the risks posed by Reynobond PE sales. The consolidated amended complaint also alleges that between November 4, 2013 and June 23, 2017 Arconic and Kleinfeld made false and misleading statements and failed to disclose material information about the Company’s commitment to safety, business and financial prospects, and the risks of the Reynobond PE product, including in Arconic’s Form 10-Ks for the fiscal years ended December 31, 2013, 2014, 2015 and 2016, its Form 10-Qs and quarterly financial press releases from the fourth quarter of 2013 through the first quarter of 2017, its 2013, 2014, 2015 and 2016 Annual Reports, and its 2016 Annual Highlights Report. The consolidated amended complaint seeks, among other things, unspecified compensatory damages and an award of attorney and expert fees and expenses.
While the Company believes that this case is without merit and intends to challenge it vigorously, there can be no assurances regarding the ultimate resolution of this matter. Given the preliminary nature of this matter and the uncertainty of litigation, the Company cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome. The Board of Directors has also received letters, purportedly sent on behalf of shareholders, reciting allegations similar to those made in the federal court lawsuit and demanding that the Board authorize the Company to initiate litigation against members of management, the Board and others. The Board of Directors has appointed a Special Litigation Committee of the Board to review these shareholder demand letters and consider the appropriate course of action. In addition, lawsuits are pending in state court in New York and federal court in Pennsylvania, initiated, respectively, by another purported shareholder and by the Company, concerning the shareholder’s claimed right, which the Company contests, to inspect the Company’s books and records related to the Grenfell Tower fire and Reynobond PE.
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
Commitments
Guarantees
At March 31, 2018, Arconic had outstanding bank guarantees related to tax matters, outstanding debt, workers’ compensation, environmental obligations, energy contracts, and customs duties, among others. The total amount committed under these guarantees, which expire at various dates between 2018 and 2026, was $27 at March 31, 2018.
Pursuant to the Separation and Distribution Agreement between Arconic and Alcoa Corporation, Arconic was required to provide certain guarantees for Alcoa Corporation, which had a combined fair value of $7 and $8 at March 31, 2018 and December 31, 2017, respectively, and were included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. Arconic was required to provide payment guarantees for Alcoa Corporation issued on behalf of a third party, and amounts outstanding under these payment guarantees were $169 and $197 at March 31, 2018 and December 31, 2017, respectively. These guarantees expire at various times between 2018 and 2024, and relate to project financing for Alcoa Corporation’s aluminum complex in Saudi Arabia. Furthermore, Arconic was required to provide a guarantee up to an estimated present value amount of approximately $1,188 and $1,297 at March 31, 2018 and December 31, 2017, respectively, related to a long-term supply agreement for energy for an Alcoa Corporation facility in the event of an Alcoa Corporation payment default. For each guarantee, subject to its respective provisions, Arconic is secondarily liable in the event of a payment default by Alcoa Corporation. Arconic currently views the risk of an Alcoa Corporation payment default on its obligations under the respective contracts to be remote.

Letters of Credit
Arconic has outstanding letters of credit, primarily related to workers’ compensation, energy contracts and leasing obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates, mostly in 2018, was $126 at March 31, 2018.
Pursuant to the Separation and Distribution Agreement, Arconic was required to retain letters of credit of $53 that had previously been provided related to both Arconic and Alcoa Corporation workers’ compensation claims which occurred prior to November 1, 2016. Alcoa Corporation workers’ compensation claims and letter of credit fees paid by Arconic are being proportionally billed to and are being fully reimbursed by Alcoa Corporation.
Surety Bonds
Arconic has outstanding surety bonds, primarily related to tax matters, contract performance, workers’ compensation, environmental-related matters, and customs duties. The total amount committed under these surety bonds, which expire at various dates, primarily in 2018, was $55 at March 31, 2018.
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
R. Subsequent Events
Management evaluated all activity of Arconic and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as noted below:
See Note P for further details of a subsequent event related to the sale of the Latin America extrusions business.
On April 13, 2018, the United Auto Workers ratified a new five-year labor agreement, effective May 1, 2018 covering approximately 1,300 U.S. employees of Arconic.  A provision within the agreement includes a retirement benefit increase for future retirees that participate in a defined benefit pension plan, which impacts approximately 300 of those employees. In addition, effective January 1, 2019, benefit accruals for future service will cease.  As result of these changes, a curtailment charge of approximately $10 will be recorded in Restructuring and other charges in the second quarter of 2018.
On April 18, 2018, Arconic Inc. disclosed that, effective April 20, 2018, Eric V. Roegner will no longer serve as Executive Vice President and Group President, Engineered Products and Solutions, and President of Arconic Defense.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Arconic Inc.

Results of Review of Financial Statements
We have reviewed the accompanying consolidated balance sheet of Arconic Inc. and its subsidiaries as of March 31, 2018, and the related statements of consolidated operations, consolidated comprehensive income, changes in consolidated equity, and consolidated cash flows for the three-month periods ended March 31, 2018 and March 31, 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2017, and the related statements of consolidated operations, consolidated comprehensive (loss) income, changes in consolidated equity, and consolidated cash flows for the year then ended (not presented herein), and in our report dated February 23, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
These interim financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
May 1, 2018

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per share amounts)
Overview
Our Business
Arconic (“Arconic” or the “Company”) is a global leader in lightweight metals engineering and manufacturing. Arconic’s innovative, multi-material products, which include aluminum, titanium, and nickel, are used worldwide in aerospace, automotive, commercial transportation, building and construction, industrial applications, defense, and packaging.
Results of Operations
Earnings Summary:
Sales. Sales were $3,445 in the first quarter of 2018 compared to $3,192 in the first quarter of 2017. The increase of $253, or 8%, was the result of strong volume growth across all segments, primarily in the aerospace engines, automotive, and commercial transportation end markets; higher aluminum prices; and favorable foreign currency movements; partially offset by the absence of sales of $45 from the rolling mill in Fusina, Italy, which was sold in March 2017, and weakness in aerospace airframes production mix and the industrial gas turbine market.
Cost of goods sold (COGS). COGS as a percentage of Sales was 80.3% in the first quarter of 2018 compared to 77.0% in the first quarter of 2017. The increase was the result of higher aluminum prices, unfavorable product mix and higher input costs.
Selling, general administrative, and other expenses (SG&A). SG&A expenses were $172 in the first quarter of 2018 compared to $217 in the first quarter of 2017. The decrease of $45, or 21%, was the result of costs incurred in the first quarter of 2017 related to the separation of Alcoa Inc. of $18 and proxy, advisory and governance-related costs of $16, neither of which recurred in 2018. Also, lower expenses driven by overhead cost reductions were partially offset by the impact of legal and other advisory costs of $5 related to Grenfell Tower.
Restructuring and other charges. Restructuring and other charges were $7 in the first quarter of 2018 compared to $73 in the first quarter of 2017. The decrease of $66, was primarily the result of a loss on the sale of the Fusina, Italy rolling mill in the first quarter of 2017. See Note E to the Consolidated Financial Statements.
Interest expense. Interest expense was $114 in the first quarter of 2018 compared to $115 in the first quarter of 2017. The decrease of $1, or 1%, was due to a decrease of $20 primarily on lower debt outstanding, mostly offset by a charge of $19 primarily related to the premium paid on the early redemption of the Company’s outstanding 5.72% Senior Notes due 2019.
Other expense (income), net. Other expense, net was $20 in the first quarter of 2018 compared to Other income, net of $316 in the first quarter of 2017. The decrease in other income of $336 was primarily due to the $351 gain on the sale of a portion of Arconic’s investment in Alcoa Corporation common stock in the first quarter of 2017 that did not recur.
Provision for income taxes. The annual effective tax rate applied to ordinary income from continuing operations was 26.5% and 31.6% in the first quarter of 2018 and 2017, respectively, with the lower rate in 2018 reflecting a decrease in the U.S. corporate tax rate. Discrete charges of $2 and $1 were recorded in the first quarter of 2018 and 2017, respectively, and unfavorable impacts of $1 and $7, respectively, were recorded related to the interim period treatment of losses for which no tax benefit is recognized. See Note H to the Consolidated Financial Statements.
Net income. Net income was $143 in the first quarter of 2018, or $0.29 per diluted share, compared to $322 in the first quarter of 2017, or $0.65 per diluted share. The decrease of $179, or 56%, was primarily attributable to the gain on the sale of a portion of Arconic’s investment in Alcoa Corporation common stock in the first quarter of 2017 that did not recur, and higher aluminum prices. The first quarter of 2018 was negatively impacted by approximately $13 as a result of recently adopted accounting guidance whereby the non-service related net periodic pension cost and the net periodic postretirement benefit cost are no longer eligible for asset capitalization. These negative impacts were partially offset by lower Restructuring and other charges and SG&A expenses, lower provision for income taxes, and volume growth.
Segment Information
In the first quarter of 2018, the Company changed its primary measure of segment performance from Adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”) to Segment operating profit, which more closely aligns segment performance with Operating income as presented in the Statement of Consolidated Operations. Segment performance under Arconic’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is Segment operating profit. Arconic’s definition of Segment operating profit is Operating income excluding Special items. Special items include Restructuring and other charges and Impairment of goodwill. Segment operating profit also includes certain items which under the previous segment performance measure were recorded in Corporate, such as the impact of LIFO inventory accounting, metal price lag, intersegment profit eliminations, and derivative activities. Segment operating profit may not be comparable to similarly titled measures of other companies. Prior period financial information has been recast to conform to current year presentation.
Engineered Products and Solutions

	First quarter ended
	March 31,
	2018	2017
Third-party sales	$1,541	$1,487
Segment operating profit	221	247
Third-party sales for the Engineered Products and Solutions segment increased $54, or 4%, in the first quarter of 2018 compared to the first quarter of 2017, primarily as a result of higher volumes in the aerospace engines end market and favorable foreign currency movements, partially offset by a decline in the industrial gas turbine market, headwinds in aerospace airframe production mix related to fastening systems, and unfavorable product pricing.
Segment operating profit for the Engineered Products and Solutions segment decreased $26, or 11%, in the first quarter of 2018 compared to the first quarter of 2017, due to performance shortfalls in the rings and disks operations, higher input costs, an increase in depreciation and amortization, and unfavorable product mix, partially offset by the strength in aerospace engines volumes and net cost savings.
In 2018, demand in the commercial aerospace end market is expected to remain strong, driven by the ramp-up of new aerospace engine platforms. Demand in the defense end market is expected to grow due to the continuing ramp-up of certain aerospace programs, while declines in the industrial gas turbine market are likely to continue. Net cost savings are anticipated despite higher input costs, and pricing pressures and challenges at the rings and disks operations are expected to continue.
Global Rolled Products

	First quarter ended
	March 31,
	2018	2017
Third-party sales	$1,366	$1,248
Intersegment sales	42	34
Total sales	$1,408	$1,282
Segment operating profit	112	136

Third-party sales for the Global Rolled Products segment increased $118, or 9%, in the first quarter of 2018 compared to the first quarter of 2017, primarily as a result of higher aluminum prices, higher volumes in the automotive and commercial transportation end markets, and favorable foreign currency movements, partially offset by the absence of sales of $45 from the rolling mill in Fusina, Italy, which was divested in 2017, and unfavorable aerospace airframes production mix.
Segment operating profit for the Global Rolled Products segment decreased $24, or 18%, in the first quarter of 2018 compared to the first quarter of 2017, principally driven by unfavorable aerospace wide-body production mix and higher aluminum prices, partially offset by higher automotive volume.
In 2018, demand in the automotive end market is expected to continue to grow due to the growing demand for innovative products and aluminum-intensive vehicles. Demand from the commercial airframe end market is expected to be flat in 2018 as the ramp-up of new programs is offset by lower build rates for aluminum intensive wide-body programs. The ramp-down of the North American packaging operations is expected to continue in 2018. Higher aluminum prices are expected to negatively impact this segment in the second quarter. Net cost savings are anticipated to continue.
Russia Sanctions
On April 6, 2018, the U.S. Administration announced new sanctions against Russian “oligarchs” and extended those sanctions to companies majority-owned or substantively controlled by those oligarchs. These sanctions listed oligarchs and their companies as “Specially Designated Nationals” (SDNs), thus blocking U.S. persons - both individuals and companies - from engaging in transactions with them.  Among the newly-listed SDNs was UC Rusal PLC (“Rusal”), which supplies primary aluminum to Arconic in Europe, the United States, and to the Company’s Samara plant in Russia. Under additional regulations announced on April 23, 2018, companies have until October 23, 2018 to wind down their business with Rusal.

The Company expects to fully comply with these sanctions.  We continue to evaluate them, and their potential applicability to the Company’s business with Rusal.  The Samara plant continues to source metal from Rusal in compliance with the sanctions.  The Company has applied for guidance and/or licenses relating to the Company’s ability to continue to source metal from Rusal for its other operations. Currently, we expect that our European and U.S. plants will be able to obtain aluminum from other suppliers. We anticipate that the price of aluminum will continue to fluctuate based upon supply/demand balance and the uncertainty due to the sanctions.
Transportation and Construction Solutions

	First quarter ended
	March 31,
	2018	2017
Third-party sales	$537	$456
Segment operating profit	67	68
Third-party sales for the Transportation and Construction Solutions segment increased $81, or 18%, in the first quarter of 2018 compared to the first quarter of 2017, primarily as a result of higher volumes in the commercial transportation and building and construction end markets and favorable foreign currency movements.
Segment operating profit for the Transportation and Construction Solutions segment decreased $1, or 1%, in the first quarter of 2018 compared to the first quarter of 2017, principally as a result of higher aluminum prices and unfavorable product prices and mix, largely offset by higher volume in the commercial transportation and building and construction end markets, favorable foreign currency movements, and net cost savings.
On April 2, 2018, Arconic completed the sale of its Latin America Extrusions business to a subsidiary of Hydro Extruded Solutions AS. The sale is part of Arconic’s continued drive to streamline its business portfolio, reduce complexity and further focus on its higher-margin products and profitable growth.
In 2018, we expect continued growth in the North American and European commercial transportation and building and construction markets and continued demand for innovative products. Net cost savings are anticipated to continue.
Reconciliation of Total segment operating profit to Consolidated income before income taxes

	First quarter ended
	March 31,
	2018	2017
Total segment operating profit	$400	$451
Unallocated amounts:
Restructuring and other charges	(7)	(73)
Corporate expense	(60)	(95)
Consolidated operating income	$333	$283
Interest expense	(114)	(115)
Other (expense) income, net	(20)	316
Consolidated income before income taxes	$199	$484
The changes in the reconciling items between Total segment operating profit and Consolidated income before income taxes in the first quarter of 2018 compared to the first quarter of 2017 consisted of:

•	a decrease in Restructuring and other charges primarily due a loss on the sale of the Fusina, Italy rolling mill in the first quarter of 2017;

•
a decrease in Corporate expense primarily due to costs incurred in the first quarter of 2017 as a result of the separation of Alcoa Inc. of $18 and proxy, advisory and governance-related costs of $16 neither of which recurred in 2018; and

•	a decrease in Other (expense) income, net as a result of the $351 gain on the sale of a portion of Arconic’s investment in Alcoa Corporation common stock in the first quarter of 2017.
Environmental Matters
See the Environmental Matters section of Note Q to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Subsequent Events
See Note R to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Liquidity and Capital Resources
Operating activities
Cash used for operations was $436 in the first quarter of 2018 compared to $395 in the first quarter of 2017. The increase in cash used for operations of $41, or 10%, was primarily due to higher pension contributions of $124 and higher working capital of $70, partially offset by higher operating results (net income plus net add-back for noncash transactions in earnings) of $119 and a favorable change in noncurrent assets of $35. The components of the change in working capital included unfavorable changes of $103 in taxes, including income taxes; $56 in inventories; and $32 in prepaid expenses and other current assets, partially offset by favorable changes of $136 in accounts payable.
Financing Activities
Cash used for financing activities was $542 in the first quarter of 2018 compared to $43 in the first quarter of 2017. The decrease of $499, was primarily related to the early redemption of the remaining outstanding 5.72% Notes due in 2019 (see Note N to the Consolidated Financial Statements).
Arconic maintains a Five-Year Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and issuers named therein, which provides for a $3,000 senior unsecured revolving credit facility (the “Credit Facility”) that matures on July 25, 2020 unless extended or earlier terminated in accordance with the provisions of the Credit Agreement. The purpose of any borrowings under the Credit Facility is to provide for working capital requirements and for other general corporate purposes.
In addition to the Credit Agreement above, Arconic has a number of other credit agreements that provide a combined borrowing capacity of $715 as of March 31, 2018, of which $500 is due to expire in 2018 and $215 is due to expire in 2019. The purpose of any borrowings under these credit arrangements is to provide for working capital requirements and for other general corporate purposes. The covenants contained in all these arrangements are the same as the Credit Agreement. During the first quarter of 2018, Arconic borrowed and repaid $150 and $150, respectively, under these other credit facilities. The weighted-average interest rate and weighted-average days outstanding during the first quarter of 2018 were 3.08% and 59 days, respectively.
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
Investing Activities
Cash provided from investing activities was $29 in the first quarter of 2018 compared to $1,110 in the first quarter of 2017. The decrease of $1,081, was primarily due to the sale of a portion of Arconic’s investment in Alcoa Corporation common stock of $888 and the receipt of proceeds from the sale of the Yadkin Hydroelectric Project of $238 during the first quarter of 2017.
Recently Adopted and Recently Issued Accounting Guidance
See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Forward-Looking Statements
This report contains statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Arconic’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts and expectations relating to the growth of the aerospace, automotive, commercial transportation and other end markets; statements and guidance regarding future financial results or operating performance; and statements about Arconic’s strategies, outlook, business and financial prospects. These statements reflect beliefs and assumptions that are based on Arconic’s perception of historical trends, current conditions and expected future developments, as well as other factors Arconic believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict, which could cause actual results to differ materially from those indicated by these statements. Such risks and uncertainties include, but are not limited to: (a) deterioration in global economic and financial market conditions generally; (b) unfavorable changes in the markets served by Arconic; (c) the inability to achieve the level of revenue growth, cash generation, cost savings, improvement in profitability and margins, fiscal discipline, or strengthening of competitiveness and operations anticipated or targeted; (d) competition from new product offerings, disruptive technologies or other developments; (e) political, economic, and regulatory risks relating to Arconic’s global operations, including compliance with US and foreign trade and tax laws, sanctions, embargoes and other regulations; (f) manufacturing difficulties or other issues that impact product performance, quality or safety; (g) Arconic’s inability to realize expected benefits, in each case as planned and by targeted completion dates, from acquisitions, divestitures, facility closures, curtailments, expansions, or joint ventures; (h) the impact of cyber attacks and potential information technology or data security breaches; (i) changes in discount rates or investment returns on pension assets; (j) the impact of changes in aluminum prices and foreign currency exchange rates on costs and results; (k) the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation, which can expose Arconic to substantial costs and liabilities; and (l) the other risk factors summarized in Arconic’s Form 10-K for the year ended December 31, 2017 and other reports filed with the U.S. Securities and Exchange Commission (the “SEC”). Arconic disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law. Market projections are subject to the risks discussed above and other risks in the market.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
See the Reynobond PE section of Note Q to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(c) Issuer Purchases of Equity Securities:

Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 31, 2018	—	—	—	—
February 1, 2018 - February 28, 2018	721	$30.30	—	—
March 1, 2018 - March 31, 2018	—	—	—	—
Total for quarter ended March 31, 2018	721	$30.30	—	—

(1)
This column includes the deemed surrender of existing shares of Arconic common stock to the Company by stock-based compensation plan participants to satisfy the exercise price of employee stock options at the time of exercise. These surrendered shares are not part of any publicly announced share repurchase program.

Item 5. Other Information.
On May 1, 2018, the Company notified Wells Fargo Bank, N.A., as trustee under the Amendment and Restatement of the Trust Agreement between Wells Fargo Bank, N.A. (as successor trustee) and the Company, dated September 24, 2007, as amended (the “Trust Agreement”), that (i) the Company’s Board of Directors (the “Board”) had determined that a Potential Change in Control (as defined in the Trust Agreement) no longer existed as of April 13, 2018, and (ii) on April 30, 2018, the Board approved the revocation and termination of the grantor trust created pursuant to the terms of the Trust Agreement, effective on such date.
In addition, on April 30, 2018, the Board approved and adopted a Legal Fee Reimbursement Plan (the “Plan”).  The Plan entitles each participant in any of the nonqualified deferred compensation, supplemental pension, and other compensatory plans and agreements previously covered by the grantor trust to payment of legal fees and expenses if, following a change in control, it is determined that the participant is seeking in good faith to enforce, or has successfully enforced, his or her right to payments or benefits that have become due under such a plan.  In addition, participants are eligible for reimbursement under the Plan only after exhausting the administrative claims procedure outlined in the applicable benefit plan or, in the case of a plan that does not have a claims procedure, after the Company fails to resolve the issue within 30 days of receiving written notice of a claim.
All of our named executive officers participate in a plan or agreement previously covered by the trust.  A copy of the Legal Fee Reimbursement Plan is filed herewith as Exhibit 10(b) and incorporated herein by reference.
Item 6. Exhibits.

10(a)	Terms and Conditions for Restricted Share Units for Annual Director Awards under the 2013 Arconic Stock Incentive Plan, as Amended and Restated, effective December 5, 2017.
10(b)	Arconic Inc. Legal Fee Reimbursement Plan, effective as of April 30, 2018.
12.	Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
15.	Letter regarding unaudited interim financial information
31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arconic Inc.

May 1, 2018	/s/ Ken Giacobbe
Date	Ken Giacobbe
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

May 1, 2018	/s/ Paul Myron
Date	Paul Myron
Vice President and Controller
(Principal Accounting Officer)