Form 10-Q
period 2018-06-30
Arconic Inc.
filed 2018-08-02
CIK 4281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ✓    No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ✓    No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	✓	Accelerated filer
Non-accelerated filer	__	Smaller reporting company
Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes          No  ✓
As of July 25, 2018, there were 482,954,718 shares of common stock, par value $1.00 per share, of the registrant outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Arconic and subsidiaries
Statement of Consolidated Operations (unaudited)
(in millions, except per-share amounts)

	Second quarter ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Sales (C & D)	$3,573	$3,261	$7,018	$6,453
Cost of goods sold (exclusive of expenses below)	2,903	2,549	5,671	5,007
Selling, general administrative, and other expenses	158	200	330	417
Research and development expenses	29	29	52	57
Provision for depreciation and amortization	144	137	286	270
Restructuring and other charges (E)	15	26	22	99
Operating income	324	320	657	603
Interest expense (N)	89	183	203	298
Other expense (income), net (F)	41	(132)	61	(448)
Income before income taxes	194	269	393	753
Provision for income taxes (H)	74	57	130	219
Net income	$120	$212	$263	$534

Amounts Attributable to Arconic Common Shareholders (I):
Net income	$120	$194	$262	$499
Earnings per share - basic	$0.25	$0.44	$0.54	$1.13
Earnings per share - diluted	$0.24	$0.43	$0.53	$1.07
Dividends paid per share	$0.06	$0.06	$0.12	$0.12
Average Shares Outstanding (I):
Average shares outstanding - basic	483	441	483	440
Average shares outstanding - diluted	502	462	502	500
The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries
Statement of Consolidated Comprehensive Income (unaudited)
(in millions)

	Arconic		Noncontrolling Interests		Total
Second quarter ended June 30,	2018	2017	2018	2017	2018	2017
Net income	$120	$212	$—	$—	$120	$212
Other comprehensive (loss) income, net of tax (J):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	29	48	—	—	29	48
Foreign currency translation adjustments	(201)	99	—	—	(201)	99
Net change in unrealized gains on available-for-sale securities	(2)	(101)	—	—	(2)	(101)
Net change in unrecognized losses/gains on cash flow hedges	4	(2)	—	—	4	(2)
Total Other comprehensive (loss) income, net of tax	(170)	44	—	—	(170)	44
Comprehensive (loss) income	$(50)	$256	$—	$—	$(50)	$256

	Arconic		Noncontrolling Interests		Total
Six months ended June 30,	2018	2017	2018	2017	2018	2017
Net income	$263	$534	$—	$—	$263	$534
Other comprehensive income, net of tax (J):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	172	79	—	—	172	79
Foreign currency translation adjustments	(79)	166	—	—	(79)	166
Net change in unrealized gains on available-for-sale securities	(2)	(134)	—	—	(2)	(134)
Net change in unrecognized gains/losses on cash flow hedges	(3)	3	—	—	(3)	3
Total Other comprehensive income, net of tax	88	114	—	—	88	114
Comprehensive income	$351	$648	$—	$—	$351	$648
The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries
Consolidated Balance Sheet (unaudited)
(in millions)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,455	$2,150
Receivables from customers, less allowances of $5 in 2018 and $8 in 2017 (K)	1,159	1,035
Other receivables (K)	478	339
Inventories (L)	2,659	2,480
Prepaid expenses and other current assets	324	374
Total current assets	6,075	6,378
Properties, plants, and equipment, net (M)	5,582	5,594
Goodwill (A & M)	4,518	4,535
Deferred income taxes	626	743
Intangibles, net	963	987
Other noncurrent assets	455	481
Total assets	$18,219	$18,718
Liabilities
Current liabilities:
Accounts payable, trade	$2,024	$1,839
Accrued compensation and retirement costs	364	399
Taxes, including income taxes	69	75
Accrued interest payable	113	124
Other current liabilities	362	349
Short-term debt	45	38
Total current liabilities	2,977	2,824
Long-term debt, less amount due within one year (N & O)	6,312	6,806
Accrued pension benefits (G)	2,184	2,564
Accrued other postretirement benefits	815	841
Other noncurrent liabilities and deferred credits	713	759
Total liabilities	13,001	13,794
Contingencies and commitments (Q)
Equity
Arconic shareholders’ equity:
Preferred stock	55	55
Common stock	483	481
Additional capital	8,295	8,266
Accumulated deficit	(1,073)	(1,248)
Accumulated other comprehensive loss (J)	(2,556)	(2,644)
Total Arconic shareholders’ equity	5,204	4,910
Noncontrolling interests	14	14
Total equity	5,218	4,924
Total liabilities and equity	$18,219	$18,718
The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)

	Six months ended
	June 30,
	2018	2017
Operating activities
Net income	$263	$534
Adjustments to reconcile net income to cash used for operations:
Depreciation and amortization	286	270
Deferred income taxes	47	27
Restructuring and other charges	22	99
Net loss (gain) from investing activities - asset sales (F)	5	(515)
Net periodic pension benefit cost (G)	71	108
Stock-based compensation	29	48
Other	50	115
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables (B)	(709)	(567)
(Increase) in inventories	(220)	(150)
Decrease in prepaid expenses and other current assets	8	30
Increase (decrease) in accounts payable, trade	218	(69)
(Decrease) in accrued expenses	(84)	(105)
Increase in taxes, including income taxes	37	121
Pension contributions	(237)	(163)
(Increase) in noncurrent assets	(4)	(60)
(Decrease) in noncurrent liabilities	(42)	(39)
Cash used for operations	(260)	(316)
Financing Activities
Net change in short-term borrowings (original maturities of three months or less)	5	9
Additions to debt (original maturities greater than three months)	300	512
Premiums paid on early redemption of debt (B & N)	(17)	(52)
Payments on debt (original maturities greater than three months) (N)	(801)	(1,333)
Proceeds from exercise of employee stock options	13	26
Dividends paid to shareholders	(60)	(88)
Distributions to noncontrolling interests	—	(14)
Other	(17)	(15)
Cash used for financing activities	(577)	(955)
Investing Activities
Capital expenditures	(288)	(229)
Proceeds from the sale of assets and businesses (P)	5	(9)
Sales of investments (F)	9	888
Cash receipts from sold receivables (B & K)	420	285
Other	—	244
Cash provided from investing activities	146	1,179
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	4
Net change in cash, cash equivalents and restricted cash (B)	(693)	(88)
Cash, cash equivalents and restricted cash at beginning of year (B)	2,153	1,878
Cash, cash equivalents and restricted cash at end of period (B)	$1,460	$1,790
The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(in millions, except per-share amounts)

	Arconic Shareholders
	Preferred stock	Mandatory convertible preferred stock	Common stock	Additional capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests	Total Equity
Balance at December 31, 2016	$55	$3	$438	$8,214	$(1,027)	$(2,568)	$26	$5,141
Net income	—	—	—	—	534	—	—	534
Other comprehensive income (J)	—	—	—	—	—	114	—	114
Cash dividends declared:
Preferred-Class A @ $1.875 per share	—	—	—	—	(1)	—	—	(1)
Preferred-Class B @ $13.4375 per share	—	—	—	—	(34)	—	—	(34)
Common @ $0.12 per share	—	—	—	—	(54)	—	—	(54)
Stock-based compensation	—	—	—	48	—	—	—	48
Common stock issued: compensation plans	—	—	3	—	—	—	—	3
Distributions	—	—	—	—	—	—	(14)	(14)
Other	—	—	—	—	15	—	1	16
Balance at June 30, 2017	$55	$3	$441	$8,262	$(567)	$(2,454)	$13	$5,753

	Arconic Shareholders
	Preferred stock	Mandatory convertible preferred stock	Common stock	Additional capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests	Total Equity
Balance at December 31, 2017	$55	$—	$481	$8,266	$(1,248)	$(2,644)	$14	$4,924
Net income	—	—	—	—	263	—	—	263
Other comprehensive income (J)	—	—	—	—	—	88	—	88
Cash dividends declared:
Preferred-Class A @ $1.875 per share	—	—	—	—	(1)	—	—	(1)
Common @ $0.18 per share	—	—	—	—	(87)	—	—	(87)
Stock-based compensation	—	—	—	29	—	—	—	29
Common stock issued: compensation plans	—	—	2	—	—	—	—	2
Balance at June 30, 2018	$55	$—	$483	$8,295	$(1,073)	$(2,556)	$14	$5,218
The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries
Notes to the Consolidated Financial Statements (unaudited)
(dollars in millions, except per-share amounts)
A. Basis of Presentation
The interim Consolidated Financial Statements of Arconic Inc. and its subsidiaries (“Arconic” or the “Company”) are unaudited. These Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2017 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). This Form 10-Q report should be read in conjunction with Arconic’s Annual Report on Form 10-K for the year ended December 31, 2017, which includes all disclosures required by GAAP. Certain amounts in previously issued financial statements were reclassified to conform to the current period presentation (see below and Note D).
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
In January 2018, management changed the organizational structure of the businesses in its Engineered Products and Solutions (EP&S) segment, from four business units to three business units, with a focus on aligning its internal structure to core markets and customers and reducing cost. As a result of this change in the EP&S segment organizational structure, management assessed and concluded that each of the three business units represent reporting units for goodwill impairment evaluation purposes.  Also, as a result of the reorganization, goodwill was reallocated to the three new reporting units and evaluated for impairment during the first quarter of 2018.  The estimated fair value of each reporting unit substantially exceeded its carrying value; thus, there was no goodwill impairment. More than 92% of Arconic’s total goodwill at March 31, 2018 was allocated to the following three EP&S reporting units: Arconic Engines ($2,095), Arconic Fastening Systems ($1,623) and Arconic Engineered Structures ($517). See Note M for further details of an interim goodwill impairment evaluation that was performed for the Arconic Engines reporting unit during the second quarter of 2018.
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
In August 2016, the FASB issued changes to the classification of certain cash receipts and cash payments within the statement of cash flows. The guidance identifies eight specific cash flow items and the sections where they must be presented within the statement of cash flows. These changes became effective for Arconic on January 1, 2018 and have been be applied retrospectively. As of result of the adoption, Arconic reclassified cash received related to beneficial interest in previously transferred trade accounts receivables from operating activities to investing activities in the Statement of Consolidated Cash Flows. This new accounting standard does not reflect a change in our underlying business or activities. The reclassification of cash received related to beneficial interest in previously transferred trade accounts receivables was $285 for the six months ended June 30, 2017. In addition, Arconic reclassified $52 of cash paid for debt prepayments including extinguishment costs from operating activities to financing activities for the six months ended June 30, 2017.
In November 2016, the FASB issued changes to the classification of cash and cash equivalents within the statement of cash flow. Restricted cash and cash equivalents will be included within the cash and cash equivalents line on the cash flow statement and a reconciliation must be prepared to the statement of financial position. Transfers between restricted cash and cash equivalents and cash and cash equivalents will no longer be presented as cash flow activities in the Statement of Consolidated Cash Flows and for material balances of restricted cash and restricted cash equivalents Arconic will disclose information regarding the nature of the restrictions. These changes became effective for Arconic on January 1, 2018 and have been applied retrospectively. Management has determined that the adoption of this guidance did not have a material impact on the Statement of Consolidated Cash Flows. Restricted cash was $5, $4 and $5 at June 30, 2018, December 31, 2017 and June 30, 2017, respectively.
In March 2017, the FASB issued changes to the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires registrants to present the service cost component of net periodic benefit cost in the same income statement line item or items as other employee compensation costs arising from services rendered during the period. Also, only the service cost component will be eligible for asset capitalization. Registrants will present the other components of net periodic benefit cost separately from the service cost component; and, the line item or items used in the income statement to present the other components of net periodic benefit cost must be disclosed. These changes became effective for Arconic on January 1, 2018 and were adopted retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the Statement of Consolidated Operations, and prospectively for the asset capitalization of the service cost component of net periodic benefit cost. The Company recorded the service related net periodic benefit cost within Cost of goods sold, Selling, general administrative, and other expenses and Research and development expenses and recorded the non-service related net periodic benefit cost (except for the curtailment cost which was recorded in Restructuring and other charges) separately from service cost in Other expense (income), net within the Statement of Consolidated Operations. The impact of the retrospective adoption of this guidance was an increase to consolidated Operating income of $39 and $77 while there was no impact to consolidated Net income for the second quarter or six months ended June 30, 2017, respectively.
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
Issued
In February 2016, the FASB issued changes to the accounting and presentation of leases. These changes require lessees to recognize a right of use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right of use asset and lease liability. Also, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option, or not exercise an option to terminate the lease. As originally released, the standards update required application at the beginning of the earliest comparative period presented at the time of adoption. However, in July 2018, the FASB provided entities the option to instead apply the provisions of the new leases guidance at the effective date, without adjusting the comparative periods presented. These changes become effective for Arconic on January 1, 2019. Arconic’s current operating lease portfolio is primarily comprised of land and buildings, plant equipment, vehicles, and computer equipment.  A cross-functional implementation team is in the process of determining the scope of arrangements that will be subject to this standard as well as assessing the impact to the Company’s systems, processes and internal controls.  Arconic has contracted with a third-party vendor to implement a software solution. Concurrently, Arconic is compiling lease data to be uploaded into the software solution to account for leases under the new standard. Management is evaluating the impact of these changes on the Consolidated Balance Sheet, which will require right of use assets and lease liabilities be recorded for operating leases; therefore, an estimate of the impact is not currently determinable.  However, the adoption is not expected to have a material impact on the Statement of Consolidated Operations or Statement of Consolidated Cash Flows.
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
In February 2018, the FASB issued guidance that allows an optional reclassification from Accumulated other comprehensive loss to Accumulated deficit for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017. These changes become effective for Arconic on January 1, 2019.  Management is currently evaluating the potential impact of this guidance on the Consolidated Financial Statements.

C. Revenue from Contracts with Customers
The Company's contracts with customers are comprised of acknowledged purchase orders incorporating the Company’s standard terms and conditions, or for larger customers, terms under negotiated multi-year agreements. These contracts with customers typically consist of the manufacture of products which represent single performance obligations that are satisfied upon transfer of control of the product to the customer. The Company produces fastening systems; seamless rolled rings; investment castings, including airfoils and forged jet engine components; extruded, machined and formed aircraft parts; aluminum sheet and plate; integrated aluminum structural systems; architectural extrusions; and forged aluminum commercial vehicle wheels. Transfer of control is assessed based on alternative use of the products we produce and our enforceable right to payment for performance to date under the contract terms. Transfer of control and revenue recognition generally occur upon shipment or delivery of the product, which is when title, ownership and risk of loss pass to the customer and is based on the applicable shipping terms. The shipping terms vary across all businesses and depend on the product, the country of origin, and the type of transportation (truck, train, or vessel). An invoice for payment is issued at time of shipment. The Company’s objective is to have net 30-day terms. Our business units set commercial terms on which Arconic sells products to its customers. These terms are influenced by industry custom, market conditions, product line (specialty versus commodity products), and other considerations.
The following table disaggregates revenue by major end market served. Differences between segment totals and consolidated Arconic are in Corporate. In the second quarter and six months ended June 30, 2018, Corporate included $38 of costs related to settlements of certain customer claims primarily related to product introductions.

	Engineered Products and Solutions	Global Rolled Products	Transportation and Construction Solutions	Total Segment
Second quarter ended June 30, 2018
Aerospace	$1,241	$226	$—	$1,467
Transportation	119	612	253	984
Building and construction	—	60	297	357
Industrial and other	236	553	12	801
Total end-market revenue	$1,596	$1,451	$562	$3,609

Second quarter ended June 30, 2017
Aerospace	$1,141	$241	$—	$1,382
Transportation	97	475	200	772
Building and construction	—	51	283	334
Industrial and other	247	504	21	772
Total end-market revenue	$1,485	$1,271	$504	$3,260

Six months ended June 30, 2018
Aerospace	$2,431	$425	$—	$2,856
Transportation	216	1,210	496	1,922
Building and construction	—	108	582	690
Industrial and other	490	1,074	21	1,585
Total end-market revenue	$3,137	$2,817	$1,099	$7,053

Six months ended June 30, 2017
Aerospace	$2,296	$456	$—	$2,752
Transportation	190	968	373	1,531
Building and construction	—	100	545	645
Industrial and other	486	995	42	1,523
Total end-market revenue	$2,972	$2,519	$960	$6,451

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

The operating results of Arconic’s reportable segments were as follows:

	Engineered Products and Solutions	Global Rolled Products	Transportation and Construction Solutions	Total Segment
Second quarter ended June 30, 2018
Sales:
Third-party sales	$1,596	$1,451	$562	$3,609
Intersegment sales	—	46	—	46
Total sales	$1,596	$1,497	$562	$3,655
Profit and loss:
Segment operating profit	$212	$123	$97	$432
Restructuring and other charges	9	1	—	10
Provision for depreciation and amortization	70	53	12	135

Second quarter ended June 30, 2017
Sales:
Third-party sales	$1,485	$1,271	$504	$3,260
Intersegment sales	—	37	—	37
Total sales	$1,485	$1,308	$504	$3,297
Profit and loss:
Segment operating profit	$250	$133	$71	$454
Restructuring and other charges	8	17	6	31
Provision for depreciation and amortization	66	51	12	129

	Engineered Products and Solutions	Global Rolled Products	Transportation and Construction Solutions	Total Segment
Six months ended June 30, 2018
Sales:
Third-party sales	$3,137	$2,817	$1,099	$7,053
Intersegment sales	—	88	—	88
Total sales	$3,137	$2,905	$1,099	$7,141
Profit and loss:
Segment operating profit	$433	$235	$164	$832
Restructuring and other charges	10	—	—	10
Provision for depreciation and amortization	141	104	25	270

Six months ended June 30, 2017
Sales:
Third-party sales	$2,972	$2,519	$960	$6,451
Intersegment sales	—	71	—	71
Total sales	$2,972	$2,590	$960	$6,522
Profit and loss:
Segment operating profit	$497	$269	$139	$905
Restructuring and other charges	14	74	9	97
Provision for depreciation and amortization	130	101	24	255

The following table reconciles Total segment operating profit to Consolidated income before income taxes:

	Second quarter ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Total segment operating profit	$432	$454	$832	$905
Unallocated amounts:
Restructuring and other charges	(15)	(26)	(22)	(99)
Corporate expense	(93)	(108)	(153)	(203)
Consolidated operating income	$324	$320	$657	$603
Interest expense	(89)	(183)	(203)	(298)
Other (expense) income, net	(41)	132	(61)	448
Consolidated income before income taxes	$194	$269	$393	$753

The total assets of Arconic's reportable segment were as follows:

	June 30, 2018	December 31, 2017
Engineered Products and Solutions	$10,447	$10,325
Global Rolled Products	4,153	3,955
Transportation and Construction Solutions	1,087	1,041
Total segment assets	$15,687	$15,321
The following table reconciles Total segment assets to Consolidated assets:

	June 30, 2018	December 31, 2017
Total segment assets	$15,687	$15,321
Unallocated amounts:
Cash and cash equivalents	1,455	2,150
Deferred income taxes	626	743
Corporate fixed assets, net	304	310
Fair value of derivative contracts	57	91
Other	90	103
Consolidated assets	$18,219	$18,718
E. Restructuring and Other Charges
In the second quarter of 2018, Arconic recorded Restructuring and other charges of $15 ($12 after-tax), which included $9 ($7 after-tax) for pension curtailment charges; $4 ($3 after-tax) for layoff costs, including the separation of approximately 24 employees (all in the Engineered Products and Solutions segment); a charge of $5 ($4 after-tax) for exit costs primarily related to the New York office; a charge of $2 ($2 after-tax) for other miscellaneous items; and a benefit of $5 ($4 after-tax) for the reversal of a number of small layoff reserves related to prior periods.
In the six months ended June 30, 2018, Arconic recorded Restructuring and other charges of $22 ($17 after-tax), which included $14 ($11 after-tax) for pension curtailment charges; $8 ($6 after-tax) for layoff costs, including the separation of approximately 40 employees (24 in the Engineered Products and Solutions segment and 16 in Corporate); a charge of $5 ($4 after-tax) for exit costs primarily related to the New York office; a charge of $4 ($3 after-tax) for other miscellaneous items; and a benefit of $9 ($7 after-tax) for the reversal of a number of small layoff reserves related to prior periods.
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
In the six months ended June 30, 2017, Arconic recorded Restructuring and other charges of $99 ($86 after-tax), which included $48 ($32 after-tax) for layoff costs related to cost reduction initiatives including the separation of approximately 680 employees (243 in the Engineered Products and Solutions segment, 242 in the Global Rolled Products segment, 133 in the Transportation and Construction Solutions segment, and 62 in Corporate); a charge of $60 ($60 after-tax) related to the sale of the Fusina, Italy rolling mill; a net benefit of $6 ($4 after-tax), for the reversal of forfeited executive stock compensation of $13, partially offset by a charge of $7 for the related severance; a net benefit of $1 ($0 after-tax) for other miscellaneous items; and a favorable benefit of $2 ($2 after-tax) for the reversal of a number of small layoff reserves related to prior periods.
As of June 30, 2018, approximately 20 of the 40 employees associated with 2018 restructuring programs and approximately 530 of the 760 employees (previously 830) associated with 2017 restructuring programs (with planned departures in 2018) were separated; all of the separations associated with 2016 restructuring programs were essentially complete. Most of the remaining separations for the 2018 restructuring programs and all of the remaining separations for the 2017 restructuring programs, are expected to be completed by the end of 2018.

For the second quarter and six months ended June 30, 2018, cash payments of $2 and $3, respectively, were made against layoff reserves related to 2018 restructuring programs, cash payments of $8 and $23, respectively, were made against layoff reserves related to 2017 restructuring programs, and cash payments of $0 and $4, respectively, were made against the layoff reserves related to 2016 restructuring programs.
Activity and reserve balances for restructuring and other charges were as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2016	$50	$9	$59
Cash payments	(59)	(6)	(65)
Restructuring charges	64	1	65
Other(1)	1	(2)	(1)
Reserve balances at December 31, 2017	56	2	58
Cash payments	(30)	—	(30)
Restructuring charges	23	5	28
Other(1)	(23)	—	(23)
Reserve balances at June 30, 2018	$26	$7	$33

(1)
Other includes reversals of previously recorded restructuring charges and the effects of foreign currency translation.  In 2018, Other for layoff costs also included a reclassification of $14 in pension costs, as this liability was reflected in Arconic’s separate liability for pension obligations.  In 2017, Other for layoff costs also included a reclassification of a stock awards reversal of $13.

The remaining reserves are expected to be paid in cash during 2018.
F. Other Expense (Income), Net

	Second quarter ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Non-service related net periodic benefit cost	$28	$39	$56	$77
Interest income	(4)	(4)	(10)	(8)
Foreign currency gains (losses), net	17	2	14	(3)
Net loss (gain) from asset sales	2	(166)	5	(515)
Other, net	(2)	(3)	(4)	1
	$41	$(132)	$61	$(448)
For the second quarter of 2017, Net loss (gain) from asset sales included a $167 gain on the debt-for-equity exchange with two investment banks (the “Investment Banks”) of the remaining portion of Arconic’s retained interest in Alcoa Corporation common stock for a portion of the Company’s outstanding notes held by the Investment Banks (the “Debt-for-Equity Exchange”). For the six months ended June 30, 2017, Net loss (gain) from asset sales included a gain on the sale of a portion of Arconic’s investment in Alcoa Corporation common stock of $351 that resulted in cash proceeds of $888 which were recorded in Sale of investments within Investing Activities in the Statement of Consolidated Cash Flows.

G. Pension and Other Postretirement Benefits
The components of net periodic benefit cost were as follows:

	Second quarter ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Pension benefits
Service cost	$8	$21	$28	$44
Interest cost	55	58	110	116
Expected return on plan assets	(77)	(82)	(154)	(165)
Recognized net actuarial loss	42	55	84	110
Amortization of prior service cost (benefit)	1	2	2	3
Curtailments	9	—	14	—
Net periodic benefit cost(1)	$38	$54	$84	$108

Other postretirement benefits
Service cost	$2	$2	$4	$4
Interest cost	7	7	14	15
Recognized net actuarial loss	2	1	4	2
Amortization of prior service cost (benefit)	(2)	(2)	(4)	(4)
Net periodic benefit cost(1)	$9	$8	$18	$17

(1)
Service cost was included within Cost of goods sold, Selling, general administrative, and other expenses, and Research and development expenses; curtailments were included in Restructuring and other charges; and all other cost components were recorded in Other expense (income), net in the Statement of Consolidated Operations.

In the first quarter of 2018, the Company announced that, effective April 1, 2018, benefit accruals for future service and compensation under all of the Company's qualified and non-qualified defined benefit pension plans for U.S. salaried and non-bargaining hourly employees ceased. As a result of this change, in the first quarter of 2018, the Company recorded a decrease to the accrued pension benefit liability of $136 related to the reduction of future benefits ($141 offset in Accumulated other comprehensive loss) and curtailment charges of $5 in Restructuring and other charges.
In conjunction with the separation of Alcoa Inc. on November 1, 2016, the Pension Benefit Guaranty Corporation approved management’s plan to separate the Alcoa Inc. pension plans between Arconic Inc. and Alcoa Corporation. The plan stipulates that Arconic will make cash contributions over a period of 30 months (from November 1, 2016) to its two largest pension plans. Payments are expected to be made in three increments of no less than $50 each ($150 total) over this 30-month period. The Company made payments of $50 in March 2018 and $50 in April 2017. Upon finalization of 2018 pension plan valuations, which are expected to be complete during the third quarter of 2018, additional cash contributions that were made in the first quarter of 2018 may be used to satisfy the $150 requirement.
On April 13, 2018, the United Auto Workers ratified a new five-year labor agreement, effective May 1, 2018, covering approximately 1,300 U.S. employees of Arconic.  A provision within the agreement includes a retirement benefit increase for future retirees that participate in a defined benefit pension plan, which impacts approximately 300 of those employees. In addition, effective January 1, 2019, benefit accruals for future service will cease.  As result of these changes, a curtailment charge of $9 was recorded in Restructuring and other charges in the second quarter of 2018.
H. Income Taxes
Arconic’s year-to-date tax provision is comprised of the most recent estimated annual effective tax rate applied to year-to-date pre-tax ordinary income. The tax impact of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are recorded discretely in the interim period in which they occur. In addition, the tax provision is adjusted for the interim period impact of non-benefited pre-tax losses.
For the six months ended June 30, 2018, the estimated annual effective tax rate, before discrete items, applied to ordinary income was 27.0%. This rate was higher than the federal statutory rate of 21%, which was enacted by the Tax Cuts and Jobs Act (the “2017 Act”) on December 22, 2017, primarily due to the additional estimated U.S. tax on Global Intangible Low-

Taxed Income (GILTI) pursuant to the 2017 Act, domestic taxable income in certain U.S. states no longer subject to valuation allowance, and foreign income tax in higher rate jurisdictions.
For the six months ended June 30, 2017, the estimated annual effective tax rate, before discrete items, applied to ordinary income was 28.4%. This rate was lower than the federal statutory rate of 35% applicable to 2017 due to foreign income taxed in lower rate jurisdictions, a tax basis in excess of book basis in Alcoa Corporation common stock sold, and a nontaxable gain on the Debt-for-Equity Exchange. These beneficial items were partially offset by a loss on the sale of a rolling mill in Fusina, Italy for which no net tax benefit was recognized and valuation allowances related to U.S. foreign tax credits.
For the second quarter ended June 30, 2018 and June 30, 2017, the tax rate including discrete items was 38.1% and 21.2%, respectively. Discrete items of $21 were recorded in the second quarter ended June 30, 2018, primarily related to revised estimates of the provisional impact of the enactment of the 2017 Act discussed further below. There were no individually material discrete items recorded in the second quarter ended June 30, 2017.
The tax provisions for the second quarter and six months ended June 30, 2018 and 2017 were comprised of the following:

	Second quarter ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Pre-tax income at estimated annual effective income tax rate before discrete items	$52	$60	$106	$214
Catch-up adjustment to revalue previous quarter pre-tax income at current estimated annual effective tax rate	1	—	—	—
Interim period treatment of operational losses in foreign jurisdictions for which no tax benefit is recognized	—	(3)	1	4
Other discrete items	21	—	23	1
Provision for income taxes	$74	$57	$130	$219
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
The Company's analysis of U.S. tax reform legislation, updated through June 30, 2018, resulted in an additional charge of $21 to the 2017 year-end provisional charge of $272. A charge of $18 was recorded for an increase in the provisional estimate of the one-time transition tax. An additional charge of $3 was also recorded for the portion of Alternative Minimum Tax ("AMT") credits expected to be refunded upon filing the 2018 tax return that will result in no benefit under government sequestration. The Company's estimates of the impact of the 2017 Act remain provisional through June 30, 2018.
The impact of the rate reduction will be finalized as part of the filing of the 2017 U.S. income tax return during 2018. Arconic will continue to analyze the amount of foreign earnings and profits, the associated foreign tax credits, and additional guidance that may be issued during 2018 in order to further update the estimated deemed repatriation calculation as necessary under SAB 118. Arconic has not yet gathered, prepared and analyzed all the necessary information in sufficient detail to determine whether any excess foreign tax credits that may result from the deemed repatriation will be realizable.
Provisional estimates of the impact of the 2017 Act on the realizability of certain deferred tax assets, including, but not limited to, foreign tax credits, AMT credits, and state tax loss carryforwards have been made based on information and computations that were available, prepared, and analyzed as of February 2, 2018. Through June 30, 2018, there were no changes to the estimates used to evaluate the realizability of deferred tax assets. Further analysis, or the issuance of additional guidance, could result in changes to the realizability of deferred tax assets.
As a result of the 2017 Act, the non-previously taxed post-1986 foreign earnings and profits (calculated based on U.S. tax principles) of certain U.S.-owned foreign corporations has been subject to U.S. tax under the one-time transition tax provisions. In the fourth quarter of 2017, Arconic had no plans to distribute such earnings in the foreseeable future and considered that conclusion to be incomplete under SAB 118. There is no change to this conclusion through June 30, 2018.
The 2017 Act creates a new requirement that certain income earned by foreign subsidiaries, GILTI, must be included in the gross income of the U.S. shareholder. The 2017 Act also established the Base Erosion and Anti-Abuse Tax (BEAT). Arconic

anticipates that it will be subject to GILTI and has included an estimate of GILTI in the calculation of the 2018 estimated annual effective tax rate. At this time, Arconic does not anticipate being subject to BEAT for 2018. In the first quarter ended March 31, 2018, Arconic made a final accounting policy election to treat taxes due on future inclusions in U.S. taxable income related to GILTI as a current period expense when incurred.
In July 2018, the Company received notification from a foreign tax authority that their inquiry into the 2016 tax return was completed. The uncertain tax position taken on the tax return is effectively settled, and as a result, a previously unrecognized tax benefit of up to approximately $38 would be recognized in the third quarter of 2018 after evaluating the need for a valuation allowance.
Also in July 2018, Spain’s National Court upheld an assessment against the Company related to the 2006 through 2009 tax years. Arconic is preparing to petition the Supreme Court of Spain to review the National Court’s decision (see Note Q). As a result of the National Court’s decision, the Company will reassess its recognition and measurement of tax benefits related to the uncertain tax positions in the 2006 to 2009 tax years in the third quarter of 2018. The potential impact on the Provision for income taxes could be a charge of up to approximately $59 (€51) which would be recognized in the third quarter of 2018. As discussed in Note Q, under the Tax Matters Agreement, Alcoa Corporation is responsible for 49% of the net liability.
I. Earnings Per Share
Basic earnings per share (EPS) amounts are computed by dividing earnings, after the deduction of preferred stock dividends declared, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.
The information used to compute basic and diluted EPS attributable to Arconic common shareholders was as follows (shares in millions):

	Second quarter ended			Six months ended
	June 30,			June 30,
	2018	2017		2018	2017
Net income	$120	$212		$263	$534
Less: Preferred stock dividends declared	—	(18)		(1)	(35)
Net income available to Arconic common shareholders - basic	120	194		262	499
Add: Interest expense related to convertible notes	3	2		6	4
Add: Dividends related to mandatory convertible preferred stock	—	—		—	34
Net income available to Arconic common shareholders - diluted	$123	$196	—	$268	$537

Average shares outstanding - basic	483	441		483	440
Effect of dilutive securities:
Stock options	—	2		—	2
Stock and performance awards	5	5		5	5
Mandatory convertible preferred stock	—	—		—	39
Convertible notes	14	14		14	14
Average shares outstanding - diluted	502	462		502	500
The following shares were excluded from the calculation of average shares outstanding – diluted as their effect was anti-dilutive (shares in millions).

	Second quarter ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Mandatory convertible preferred stock	—	39	—	—
Stock options(1)	9	7	9	7

(1)	The average exercise price of options per share was $26.80 for the second quarter and six months ended June 30, 2018 and $28.85 for the second quarter and six months ended June 30, 2017.

J. Accumulated Other Comprehensive Loss
The following table details the activity of the four components that comprise Accumulated other comprehensive loss for both Arconic’s shareholders and noncontrolling interests:

	Arconic		Noncontrolling Interests
Second quarter ended June 30,	2018	2017	2018	2017
Pension and other postretirement benefits (G)
Balance at beginning of period	$(2,087)	$(1,979)	$—	$—
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	(15)	17	—	—
Tax benefit (expense)	3	(5)	—	—
Total Other comprehensive (loss) income before reclassifications, net of tax	(12)	12	—	—
Amortization of net actuarial loss and prior service cost(1)	52	56	—	—
Tax expense(2)	(11)	(20)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	41	36	—	—
Total Other comprehensive income	29	48	—	—
Balance at end of period	$(2,058)	$(1,931)	$—	$—
Foreign currency translation
Balance at beginning of period	$(315)	$(622)	$—	$(2)
Other comprehensive (loss) income(3)	(201)	99	—	—
Balance at end of period	$(516)	$(523)	$—	$(2)
Available-for-sale securities
Balance at beginning of period	$(2)	$99	$—	$—
Other comprehensive loss(4)	(2)	(101)	—	—
Balance at end of period	$(4)	$(2)	$—	$—
Cash flow hedges
Balance at beginning of period	$18	$4	$—	$—
Other comprehensive income (loss):
Net change from periodic revaluations	9	(4)	—	—
Tax (expense) benefit	(1)	1	—	—
Total Other comprehensive income (loss) before reclassifications, net of tax	8	(3)	—	—
Net amount reclassified to earnings	(4)	1	—	—
Tax benefit(2)	—	—	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	(4)	1	—	—
Total Other comprehensive income (loss)	4	(2)	—	—
Balance at end of period	$22	$2	$—	$—

Total balance at end of period	$(2,556)	$(2,454)	$—	$(2)

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note G).

(2)	These amounts were included in Provision for income taxes on the accompanying Statement of Consolidated Operations.

(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(4)	Realized gains and losses were included in Other expense (income), net on the accompanying Statement of Consolidated Operations.

(5)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.

	Arconic		Noncontrolling Interests
Six months ended June 30,	2018	2017	2018	2017
Pension and other postretirement benefits (G)
Balance at beginning of period	$(2,230)	$(2,010)	$—	$—
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	122	11	—	—
Tax expense	(28)	(4)	—	—
Total Other comprehensive income before reclassifications, net of tax	94	7	—	—
Amortization of net actuarial loss and prior service cost(1)	100	111	—	—
Tax expense(2)	(22)	(39)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	78	72	—	—
Total Other comprehensive income	172	79	—	—
Balance at end of period	$(2,058)	$(1,931)	$—	$—
Foreign currency translation
Balance at beginning of period	$(437)	$(689)	$—	$(2)
Other comprehensive (loss) income(3)	(79)	166	—	—
Balance at end of period	$(516)	$(523)	$—	$(2)
Available-for-sale securities
Balance at beginning of period	$(2)	$132	$—	$—
Other comprehensive loss(4)	(2)	(134)	—	—
Balance at end of period	$(4)	$(2)	$—	$—
Cash flow hedges
Balance at beginning of period	$25	$(1)	$—	$—
Other comprehensive (loss) income:
Net change from periodic revaluations	3	4	—	—
Tax expense	—	(2)	—	—
Total Other comprehensive income before reclassifications, net of tax	3	2	—	—
Net amount reclassified to earnings	(7)	1	—	—
Tax benefit(2)	1	—	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	(6)	1	—	—
Total Other comprehensive (loss) income	(3)	3	—	—
Balance at end of period	$22	$2	$—	$—

Total balance at end of period	$(2,556)	$(2,454)	$—	$(2)

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note G).

(2)	These amounts were included in Provision for income taxes on the accompanying Statement of Consolidated Operations.

(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(4)	Realized gains and losses were included in Other expense (income), net on the accompanying Statement of Consolidated Operations.

(5)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.

K. Receivables
Arconic has an arrangement with three financial institutions to sell certain customer receivables without recourse on a revolving basis. The sale of such receivables is completed using a bankruptcy remote special purpose entity, which is a consolidated subsidiary of Arconic. This arrangement provides for minimum funding of $200 up to a maximum of $400 for receivables sold. Arconic maintains a beneficial interest, or a right to collect cash, on the sold receivables that have not been funded (deferred purchase program). On March 30, 2012, Arconic initially sold $304 of customer receivables in exchange for $50 in cash and $254 of deferred purchase program under the arrangement. Arconic has received additional net cash funding of $300 ($2,658 in draws and $2,358 in repayments) since the program’s inception, including net cash draws totaling $0 ($300 in draws and $300 in repayments) for the six months ended June 30, 2018.
As of June 30, 2018 and December 31, 2017, the deferred purchase program receivable was $313 and $187, respectively, which was included in Other receivables on the accompanying Consolidated Balance Sheet. The deferred purchase program receivable is reduced as collections of the underlying receivables occur; however, as this is a revolving program, the sale of new receivables will result in an increase in the deferred purchase program receivable. The gross amount of receivables sold and total cash collected under this program since its inception was $38,547 and $37,885, respectively. Arconic services the customer receivables for the financial institutions at market rates; therefore, no servicing asset or liability was recorded.
Cash receipts from customer payments on sold receivables (which are cash receipts on the underlying trade receivables that have been previously sold in this program) as well as cash receipts and cash disbursements from draws and repayments under the program are presented as cash receipts from sold receivables within investing activities in the Statement of Consolidated Cash Flows.
L. Inventories

	June 30, 2018	December 31, 2017
Finished goods	$682	$669
Work-in-process	1,485	1,349
Purchased raw materials	401	381
Operating supplies	91	81
Total inventories	$2,659	$2,480
At June 30, 2018 and December 31, 2017, the portion of inventories valued on a last-in, first-out (LIFO) basis was $1,372 and $1,208, respectively. If valued on an average-cost basis, total inventories would have been $527 and $481 higher at June 30, 2018 and December 31, 2017, respectively.
In the second quarter of 2018, a charge of $23 was recorded in Cost of goods sold and Inventories to reflect a physical inventory adjustment at one plant in the EP&S segment. While a portion of this charge relates to prior years, the majority relates to 2018.  The out-of-period amounts are not material to any interim or annual periods.
M. Properties, Plants, and Equipment, Net

	June 30, 2018	December 31, 2017
Land and land rights	$139	$140
Structures	2,376	2,395
Machinery and equipment	9,148	8,830
	11,663	11,365
Less: accumulated depreciation and amortization	6,674	6,392
	4,989	4,973
Construction work-in-progress	593	621
	$5,582	$5,594
During the second quarter of 2018, the Company updated its three-year strategic plan and determined that there was a decline in the forecasted financial performance for the disks operations, an asset group within the Arconic Engines business unit. As such, the Company evaluated the recoverability of the long-lived assets by comparing their carrying value of approximately $515 to the estimated undiscounted net cash flows of the disk operations, resulting in an estimated fair value in excess of their carrying value of approximately 13%; thus, there was no impairment. If the disks operations do not achieve the revised forecasted financial performance or if there are changes in any significant assumptions, a material non-cash impairment of long-lived assets may occur in future periods. These significant assumptions include sales growth, cost of raw materials, ramp up of additional production capacity, and working capital. A 1% decrease in the forecasted net cash flows would reduce the undiscounted cash flows by approximately $6. The Company also performed an interim impairment evaluation of goodwill for the Arconic Engines reporting unit as a result of the decline in the forecasted performance of the disks operations during the second quarter of 2018.  The estimated fair value of the reporting unit was substantially in excess of the carrying value; thus, there was no impairment of goodwill.
N. Debt

	June 30, 2018	December 31, 2017
5.72% Notes, due 2019	$—	$500
1.63% Convertible Notes, due 2019	403	403
6.150% Notes, due 2020	1,000	1,000
5.40% Notes due 2021	1,250	1,250
5.87% Notes, due 2022	627	627
5.125% Notes, due 2024	1,250	1,250
5.90% Notes, due 2027	625	625
6.75% Bonds, due 2028	300	300
5.95% Notes, due 2037	625	625
Iowa Finance Authority Loan, due 2042	250	250
Other(1)	(15)	(23)
Total debt	6,315	6,807
Less: amount due within one year	3	1
Total long-term debt	$6,312	$6,806

(1)
Includes various financing arrangements related to subsidiaries, unamortized debt discounts related to outstanding notes and bonds listed in the table above, an equity option related to the convertible notes due in 2019, and unamortized debt issuance costs.

Public Debt – During the first quarter of 2018, the Company completed the early redemption of its remaining outstanding 5.72% Notes due in 2019, with aggregate principal amount of $500, for $518 in cash including accrued and unpaid interest. As a result, the Company recorded a charge of $19 in Interest expense in the accompanying Statement of Consolidated Operations for the first quarter of 2018 primarily for the premium paid on the early redemption of these notes in excess of their carrying value.
Credit Facilities. On July 25, 2014, Arconic entered into a Five-Year Revolving Credit Agreement with a syndicate of lenders and issuers named therein, which provides for a senior unsecured revolving credit facility (the “Credit Facility”). By an Extension Request and Amendment Letter dated as of June 5, 2015, the maturity date of the Credit Facility was extended to July 25, 2020. On September 16, 2016, Arconic entered into Amendment No. 1 to the Five-Year Revolving Credit Agreement to permit the Separation Transaction and to amend certain terms of the Credit Agreement, including the replacement of the existing financial covenant with a leverage ratio and reduction of total commitments available from $4,000 to $3,000. On June 29, 2018, Arconic entered into Amendment No. 2 (“Amendment No. 2”) to amend and restate the Five-Year Revolving Credit Agreement. The Five-Year Revolving Credit Agreement, as so amended and restated, is herein referred to as the “Credit Agreement.”
The Credit Agreement provides a $3,000 Credit Facility, the proceeds of which are to be used to provide working capital or for other general corporate purposes of Arconic. Subject to the terms and conditions of the Credit Agreement, Arconic may from time to time request increases in lender commitments under the Credit Facility, not to exceed $500 in aggregate principal amount, and may also request the issuance of letters of credit, subject to a letter of credit sublimit of $1,000 of the Credit Facility. Pursuant to the Credit Agreement, Arconic shall not permit the ratio of Consolidated Net Debt to Consolidated EBITDA (each as defined in the Credit Agreement) as of the end of each fiscal quarter for the period of the four fiscal quarters most recently ended, to be greater than 4.50 to 1.00, which maximum level will step down successively to 4.00 to 1.00 on December 31, 2018, and to 3.50 to 1.00 on December 31, 2019 and thereafter.

The Credit Agreement includes additional covenants, including, among others, (a) limitations on Arconic’s ability to incur liens securing indebtedness for borrowed money, (b) limitations on Arconic’s ability to consummate a merger, consolidation or sale of all or substantially all of its assets, and (c) limitations on Arconic’s ability to change the nature of its business. As of June 30, 2018, Arconic was in compliance with all such covenants.
The Credit Facility matures on June 29, 2023, unless extended or earlier terminated in accordance with the provisions of the Credit Agreement. Arconic may make two one-year extension requests during the term of the Credit Facility, subject to the lender consent requirements set forth in the Credit Agreement. Under the provisions of the Credit Agreement, Arconic will pay a fee of 0.25% per annum (based on Arconic’s long-term debt ratings as of June 30, 2018) of the total commitment to maintain the Credit Facility.
The Credit Facility is unsecured and amounts payable under it will rank pari passu with all other unsecured, unsubordinated indebtedness of Arconic. Borrowings under the Credit Facility may be denominated in U.S. dollars or euros. Loans will bear interest at a base rate or a rate equal to LIBOR, plus, in each case, an applicable margin based on the credit ratings of Arconic’s outstanding senior unsecured long-term debt. The applicable margin on base rate loans and LIBOR loans will be 0.50% and 1.50% per annum, respectively, based on Arconic’s long-term debt ratings as of June 30, 2018. Loans may be prepaid without premium or penalty, subject to customary breakage costs.
The obligation of Arconic to pay amounts outstanding under the Credit Facility may be accelerated upon the occurrence of an “Event of Default” as defined in the Credit Agreement. Such Events of Default include, among others, (a) non-payment of obligations; (b) breach of any representation or warranty in any material respect; (c) non-performance of covenants and obligations; (d) with respect to other indebtedness in a principal amount in excess of $100 million, a default thereunder that causes such indebtedness to become due prior to its stated maturity or a default in the payment at maturity of any principal of such indebtedness; (e) the bankruptcy or insolvency of Arconic; and (f) a change in control of Arconic.
There were no amounts outstanding at June 30, 2018 or December 31, 2017, and no amounts were borrowed during 2018 or 2017 under the Credit Facility.
In addition to the Credit Agreement above, Arconic has a number of other credit agreements that provide a combined borrowing capacity of $715 as of June 30, 2018, of which $350 is due to expire in 2018 and $365 is due to expire in 2019. The purpose of any borrowings under these credit arrangements is to provide for working capital requirements and for other general corporate purposes. The covenants contained in all these arrangements are the same as the Credit Agreement. During the six months ended June 30, 2018, Arconic borrowed and repaid $300 and $300, respectively, under these other credit facilities. The weighted-average interest rate and weighted-average days outstanding during the second quarter and six months ended June 30, 2018 were 3.3% and 70 days and 3.2% and 65 days, respectively.
O. Fair Value of Financial Instruments
The carrying values of Cash and cash equivalents, Restricted cash, Derivatives, Noncurrent receivables and Short-term debt included in the Consolidated Balance Sheet approximate fair values. The Company holds exchange-traded fixed income securities which are considered available-for-sale securities which are carried at fair value which is based on quoted market prices.
The following table summarizes Arconic’s financial liabilities that were not carried at fair value at June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Carrying value	Fair value	Carrying value	Fair value
Long-term debt, less amount due within one year	$6,312	$6,457	$6,806	$7,443
The fair value of Long-term debt, less amount due within one year was based on quoted market prices for public debt and on interest rates that are currently available to Arconic for issuance of debt with similar terms and maturities for non-public debt. The fair value amounts for all Long-term debt were classified in Level 2 of the fair value hierarchy.

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
On April 2, 2018, Arconic completed the sale of its Latin America extrusions business to a subsidiary of Hydro Extruded Solutions AS for $5 in cash, subject to post-closing adjustments that are not expected to be significant. The sales price approximates the carrying value of the net assets sold on the closing date, following the charge of $41 recognized in the fourth quarter of 2017 related to the non-cash impairment of the net book value of the business. The operating results and assets and liabilities of the business were included in the Transportation and Construction Solutions segment. This business generated sales of approximately $30 in the second quarter of 2017, and $25 and $56 in the six months ended June 30, 2018 and 2017, respectively.
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
Arconic’s remediation reserve balance was $287 at June 30, 2018 and $294 at December 31, 2017 (of which $51 and $41, respectively, was classified as a current liability), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated.
Payments related to remediation expenses applied against the reserve were $5 and $8 in the second quarter and six months ended June 30, 2018, respectively. This amount includes expenditures currently mandated, as well as those not required by any regulatory authority or third party.
Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be approximately 1% or less of cost of goods sold.
The following discussion provides details regarding the current status of the most significant remediation reserves related to a current Arconic site.
Massena West, NY—Arconic has an ongoing remediation project related to the Grasse River, which is adjacent to Arconic’s Massena plant site. Many years ago, it was determined that sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs). The project, which was selected by the U.S. Environmental Protection Agency (EPA) in a Record of Decision issued in April 2013, is aimed at capping PCB contaminated sediments with concentration in excess of one part per million in the main channel of the river and dredging PCB contaminated sediments in the near-shore areas where total PCBs exceed one part per million. At June 30, 2018 and December 31, 2017, the reserve balance associated with this matter was $211 and $215, respectively. Arconic is in the planning and design phase of the project, which is expected to be completed in 2018. Following the submittal of the final design and EPA approval, the actual remediation fieldwork is expected to commence and take approximately four years. The majority of the project funding is expected to be incurred between 2018 and 2022.
Tax
Pursuant to the Tax Matters Agreement entered into between Arconic and Alcoa Corporation in connection with the separation transaction with Alcoa Corporation, Arconic shares responsibility with Alcoa Corporation, and Alcoa Corporation has agreed to partially indemnify Arconic for 49% of the ultimate liability, with respect to the following matter.

As previously reported, in July 2013, following a Spanish corporate income tax audit covering the 2006 through 2009 tax years, an assessment was received mainly disallowing certain interest deductions claimed by a Spanish consolidated tax group owned by the Company. The assessment was $151 (€131), including interest. In August 2013, the Company filed an appeal of this assessment in Spain’s Central Tax Administrative Court, which was denied in January 2015. Arconic filed another appeal in Spain’s National Court in March 2015 which was denied in July 2018. The Company is preparing to petition the Supreme Court of Spain to review the National Court’s decision. If the petition is accepted, the Supreme Court will review the assessment on its merits and render a final decision. The National Court’s decision requires the assessment for the 2006 through 2009 tax years to be reissued to take into account the outcome of the 2003 to 2005 audit which was closed in 2017. The Company estimates the revised assessment to be $175 (€152), including interest. In the event the Company is unsuccessful in appealing the assessment to the Supreme Court of Spain, a portion of the assessment may be offset with existing net operating losses and tax credits available to the Spanish consolidated tax group, which would be shared between the Company and Alcoa Corporation as provided for in the Tax Matters Agreement. The Company will reassess the recognition and measurement of tax benefits related to the uncertain tax positions in the 2006 to 2009 tax years in the third quarter of 2018. The potential impact of the revised assessment on the Provision for income taxes could be a charge of up to approximately $59 (€51) which would be recognized in the third quarter of 2018. As stated above, Alcoa Corporation is responsible for 49% of the net liability.
Additionally, while the tax years 2010 through 2013 are closed to audit, it is possible that the Company may receive assessments for tax years subsequent to 2013. Any potential assessment for an individual tax year is not expected to be material to the Company’s consolidated operations.
Reynobond PE
Howard v. Arconic Inc. et al.  As previously reported, a purported class action complaint related to the Grenfell Tower fire was filed on August 11, 2017 in the United States District Court for the Western District of Pennsylvania against Arconic Inc. and Klaus Kleinfeld. A related purported class action complaint was filed in the United States District Court for the Western District of Pennsylvania on August 25, 2017, under the caption Sullivan v. Arconic Inc. et al., against Arconic Inc., two former Arconic executives, several current and former Arconic directors, and banks that acted as underwriters for Arconic’s September 18, 2014 preferred stock offering (the “Preferred Offering”). The plaintiff in Sullivan had previously filed a purported class action against the same defendants on July 18, 2017 in the Southern District of New York and, on August 25, 2017, voluntarily dismissed that action without prejudice. On February 7, 2018, on motion from certain putative class members, the court consolidated Howard and Sullivan, closed Sullivan, and appointed lead plaintiffs in the consolidated case. On April 9, 2018, the lead plaintiffs in the consolidated purported class action filed a consolidated amended complaint. The consolidated amended complaint alleges that the registration statement for the Preferred Offering contained false and misleading statements and omitted to state material information, including by allegedly failing to disclose material uncertainties and trends resulting from sales of Reynobond PE for unsafe uses and by allegedly expressing a belief that appropriate risk management and compliance programs had been adopted while concealing the risks posed by Reynobond PE sales. The consolidated amended complaint also alleges that between November 4, 2013 and June 23, 2017 Arconic and Kleinfeld made false and misleading statements and failed to disclose material information about the Company’s commitment to safety, business and financial prospects, and the risks of the Reynobond PE product, including in Arconic’s Form 10-Ks for the fiscal years ended December 31, 2013, 2014, 2015 and 2016, its Form 10-Qs and quarterly financial press releases from the fourth quarter of 2013 through the first quarter of 2017, its 2013, 2014, 2015 and 2016 Annual Reports, and its 2016 Annual Highlights Report. The consolidated amended complaint seeks, among other things, unspecified compensatory damages and an award of attorney and expert fees and expenses. On June 8, 2018, all defendants moved to dismiss the consolidated amended complaint for failure to state a claim. Briefing on that motion remains ongoing.
Raul v. Albaugh, et al. On June 22, 2018, a derivative complaint was filed nominally on behalf of Arconic by a purported Arconic shareholder against all current members of Arconic’s Board of Directors, Klaus Kleinfeld and Ken Giacobbe, naming Arconic as a nominal defendant, in the United States District Court for the District of Delaware. The complaint raises similar allegations as the consolidated amended complaint in Howard, as well as allegations that the defendants improperly authorized the sale of Reynobond PE for unsafe uses, and asserts claims under Section 14(a) of the Securities Exchange Act of 1934 and Delaware state law. On July 13, 2018, the parties filed a stipulation agreeing to stay this case until the final resolution of the Howard case, the Grenfell Tower public inquiry in London, and the investigation by the London Metropolitan Police Service and on June 23, 2018, the Court approved the stay.
While the Company believes that these cases are without merit and intends to challenge them vigorously, there can be no assurances regarding the ultimate resolution of these matters. Given the preliminary nature of these matters and the uncertainty of litigation, the Company cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome. The Board of Directors has also received letters, purportedly sent on behalf of shareholders, reciting allegations similar to those made in the federal court lawsuits and demanding that the Board authorize the Company to initiate litigation against members of management, the Board and others. The Board of Directors has appointed a Special Litigation Committee of the Board to review and make recommendations to the Board regarding the appropriate course of action with respect to these shareholder demand letters. The Special Litigation Committee and the Board are continuing to consider the appropriate responses to the shareholder demand letters in view of developments in proceedings concerning the Grenfell Tower fire. In addition, the Company has settled lawsuits with another shareholder that had been pending in state court in New York and federal court in Pennsylvania concerning the shareholder’s demand to inspect certain of the Company’s books and records related to the Grenfell Tower fire and Reynobond PE.
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
Commitments
Guarantees
At June 30, 2018, Arconic had outstanding bank guarantees related to tax matters, outstanding debt, workers’ compensation, environmental obligations, energy contracts, and customs duties, among others. The total amount committed under these guarantees, which expire at various dates between 2018 and 2026, was $33 at June 30, 2018.
Pursuant to the Separation and Distribution Agreement between Arconic and Alcoa Corporation, Arconic was required to provide certain guarantees for Alcoa Corporation, which had a combined fair value of $7 and $8 at June 30, 2018 and December 31, 2017, respectively, and were included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. Arconic was required to provide payment guarantees for Alcoa Corporation issued on behalf of a third party, and amounts outstanding under these payment guarantees were $111 and $197 at June 30, 2018 and December 31, 2017, respectively. These guarantees expire at various times between 2018 and 2024, and relate to project financing for Alcoa Corporation’s aluminum complex in Saudi Arabia. Furthermore, Arconic was required to provide a guarantee up to an estimated present value amount of approximately $1,156 and $1,297 at June 30, 2018 and December 31, 2017, respectively, related to a long-term supply agreement for energy for an Alcoa Corporation facility in the event of an Alcoa Corporation payment default. This guarantee expires in 2047. For each guarantee, subject to its respective provisions, Arconic is secondarily liable in the event of a payment default by Alcoa Corporation. Arconic currently views the risk of an Alcoa Corporation payment default on its obligations under the respective contracts to be remote.
Letters of Credit
Arconic has outstanding letters of credit, primarily related to workers’ compensation, environmental obligations and leasing obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates, mostly in 2018, was $128 at June 30, 2018.
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
Surety Bonds
Arconic has outstanding surety bonds, primarily related to tax matters, contract performance, workers’ compensation, environmental-related matters, and customs duties. The total amount committed under these surety bonds, which expire at various dates, primarily in 2018, was $49 at June 30, 2018.
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
See Notes H and Q for details of subsequent events related to an uncertain tax position that was effectively settled and an ongoing tax matter in Spain.
On July 31, 2018, the Company announced that it had initiated a sale process of its Building and Construction Systems (BCS) business, as part of the Company’s ongoing strategy and portfolio review that commenced in January 2018.  BCS is part of the Transportation and Construction Solutions segment and generated third-party sales of approximately $1,070 for the year ended December 31, 2017.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Arconic Inc.

Results of Review of Financial Statements
We have reviewed the accompanying consolidated balance sheet of Arconic Inc. and its subsidiaries as of June 30, 2018, and the related statements of consolidated operations, and consolidated comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017 and the statements of consolidated cash flows and changes in consolidated equity for the six-month periods ended June 30, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
August 2, 2018

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
Results of Operations
Earnings Summary:
Sales. Sales were $3,573 in the second quarter of 2018 compared to $3,261 in the second quarter of 2017 and $7,018 in the six months ended June 30, 2018 compared to $6,453 in the six months ended June 30, 2017. The increase of $312, or 10%, in the second quarter of 2018 and $565, or 9%, in the six months ended June 30, 2018, was the result of strong volume growth across all segments, primarily in the aerospace engines and defense, automotive, commercial transportation, and building and construction end markets; higher aluminum prices; and favorable foreign currency movements; partially offset by costs of $38 related to settlements of certain customer claims primarily related to product introductions; the absence of sales from the rolling mill in Fusina, Italy, which was divested in March 2017, and the Latin America extrusions business, which was divested in April 2018; unfavorable aerospace wide-body production mix; and a decline in the industrial gas turbine end market.
Cost of goods sold (COGS). COGS as a percentage of Sales was 81.2% in the second quarter of 2018 compared to 78.2% in the second quarter of 2017 and 80.8% in the six months ended June 30, 2018 compared to 77.6% in the six months ended June 30, 2017. The increase in the second quarter and six months ended June 30, 2018 was the result of higher aluminum prices, unfavorable product mix, higher input costs, costs related to settlements of certain customer claims noted above, performance shortfalls in the rings and disks operations, and the impact of a $23 charge related to a physical inventory adjustment at one plant in the Engineered Products and Solutions segment. While a portion of this charge for the physical inventory adjustment relates to prior years, the majority relates to 2018.  The out-of-period amounts are not material to any interim or annual periods.
Selling, general administrative, and other expenses (SG&A). SG&A expenses were $158 in the second quarter of 2018 compared to $200 in the second quarter of 2017 and $330 in the six months ended June 30, 2018 compared to $417 in the six months ended June 30, 2017. The decrease of $42, or 21%, in the second quarter of 2018 was the result of proxy, advisory and governance-related costs of $42 in the second quarter of 2017 which did not recur in 2018. Also, lower expenses driven by overhead cost reductions were partially offset by the impact of legal and other advisory costs related to Grenfell Tower of $4. The decrease of $87, or 21%, in the six months ended June 30, 2018 was the result of costs related to the separation of Alcoa Inc. of $18 and proxy, advisory and governance-related costs of $58 in the six months ended June 30, 2017, neither of which recurred in 2018. Also, lower expenses driven by overhead cost reductions were partially offset by the impact of legal and other advisory costs related to Grenfell Tower of $9.
Restructuring and other charges. Restructuring and other charges were $15 in the second quarter of 2018 compared to $26 in the second quarter of 2017 and $22 in the six months ended June 30, 2018 compared to $99 in the six months ended June 30, 2017. The decrease of $11, or 42%, in the second quarter of 2018 was the result of lower restructuring activity. The decrease of $77, or 78%, in the six months ended June 30, 2018, was primarily the result of a loss of $60 on the sale of the Fusina, Italy rolling mill in March 2017. See Note E to the Consolidated Financial Statements.
Interest expense. Interest expense was $89 in the second quarter of 2018 compared to $183 in the second quarter of 2017 and $203 in the six months ended June 30, 2018 compared to $298 in the six months ended June 30, 2017. The decrease of $94, or 51%, in the second quarter of 2018 was the result of costs incurred in the second quarter of 2017 related to premiums paid for the early redemption of the Company’s outstanding debt of $76 which did not recur in 2018, and lower interest expense due to lower debt outstanding. The decrease of $95, or 32%, in the six months ended June 30, 2018, was the result of higher costs incurred in the six months ended June 30, 2017 related to the early redemption of the Company’s outstanding debt than were incurred during 2018 and lower interest expense due to lower debt outstanding.
Other expense (income), net. Other expense, net was $41 in the second quarter of 2018 compared to Other income, net of $132 in the second quarter of 2017 and Other expense, net was $61 in the six months ended June 30, 2018 compared to Other income, net of $448 in the six months ended June 30, 2017. The decrease of $173 in the second quarter of 2018 was primarily due to the $167 gain on the Debt-for-Equity Exchange (see Note F to the Consolidated Financial Statements) in the second quarter of 2017 that did not recur in 2018. The decrease of $509 in the six months ended June 30, 2018 was primarily due to gains recorded during the six months ended June 30, 2017 related to the sale of a portion of Arconic’s investment in Alcoa Corporation common stock of $351 and the Debt-for-Equity Exchange of $167, neither of which recurred in 2018.

Provision for income taxes. The tax rate, including discrete items, was 38.1% and 21.2% for the second quarter of 2018 and 2017, respectively. A discrete charge of $21 was recorded in the second quarter of 2018. The estimated annual effective tax rate before discrete items applied to ordinary income was 27.0% and 28.4% for the six months ended June 30, 2018 and 2017, respectively. See Note H to the Consolidated Financial Statements.
Net income. Net income was $120 in the second quarter of 2018 or $0.24 per diluted share, compared to $212 in the second quarter of 2017, or $0.43 per diluted share, and $263 in the six months ended June 30, 2018, or $0.53 per diluted share, compared to $534 in the six months ended June 30, 2017, or $1.07 per diluted share. The decrease of $92, or 43%, in the second quarter of 2018 was primarily attributable to the gain on the Debt-for-Equity Exchange in the second quarter of 2017 that did not recur in 2018, higher aluminum prices, and costs related to settlements of certain customer claims and a physical inventory adjustment, partially offset by volume growth and lower SG&A and interest expense. The decrease of $271, or 51%, in the six months ended June 30, 2018 was primarily attributable to gains recorded during the six months ended June 30, 2017 related to the sale of a portion of Arconic’s investment in Alcoa Corporation common stock and the Debt-for-Equity Exchange, neither of which recurred in 2018, higher aluminum prices, and costs related to settlements of certain customer claims and a physical inventory adjustment, partially offset by volume growth and lower expenses for Restructuring and other charges, SG&A, interest and income taxes.
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
Engineered Products and Solutions

	Second quarter ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Third-party sales	$1,596	$1,485	$3,137	$2,972
Segment operating profit	212	250	433	497
Third-party sales for the Engineered Products and Solutions segment increased $111, or 7%, in the second quarter of 2018 and $165, or 6%, in the six months ended June 30, 2018 compared with the corresponding periods in 2017, primarily as a result of higher volumes in the aerospace engines and defense end markets and favorable foreign currency movements, partially offset by a decline in the industrial gas turbine market and unfavorable product pricing.
Segment operating profit for the Engineered Products and Solutions segment decreased $38, or 15%, in the second quarter of 2018 and $64, or 13%, in the six months ended June 30, 2018 compared to the corresponding periods in 2017, due to performance shortfalls in the rings and disks operations, unfavorable product mix, and the negative impact of a physical inventory adjustment of $23, partially offset by the strength in aerospace engine volumes.
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

Global Rolled Products

	Second quarter ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Third-party sales	$1,451	$1,271	$2,817	$2,519
Intersegment sales	46	37	88	71
Total sales	$1,497	$1,308	$2,905	$2,590
Segment operating profit	123	133	235	269
Third-party aluminum shipments (kmt)	315	307	623	617

Third-party sales for the Global Rolled Products segment increased $180, or 14%, in the second quarter of 2018 and $298, or 12%, in the six months ended June 30, 2018 compared with the corresponding periods in 2017, primarily as a result of higher aluminum prices, higher volumes in the automotive and commercial transportation end markets, and favorable foreign currency movements, partially offset by the absence of sales from the rolling mill in Fusina, Italy, which was divested in March 2017.
Segment operating profit for the Global Rolled Products segment decreased $10, or 8%, in the second quarter of 2018 and $34, or 13%, in the six months ended June 30, 2018 compared with the corresponding periods in 2017, principally driven by unfavorable aerospace wide-body production mix and higher aluminum prices, partially offset by higher automotive and commercial transportation volumes and net cost savings.
In 2018, demand in the automotive end market is expected to continue to grow due to the growing demand for innovative products and aluminum-intensive vehicles. Demand from the commercial airframe end market is expected to be flat as the ramp-up of new programs is offset by lower build rates for aluminum intensive wide-body programs. The ramp-down of Arconic's North American packaging operations is expected to continue. Higher aluminum prices are expected to continue to negatively impact this segment on a year over year basis. Net cost savings are anticipated to continue.
Russia Sanctions
On April 6, 2018, the U.S. Administration announced new sanctions against Russian “oligarchs” and extended those sanctions to companies that are majority-owned or substantively controlled by those oligarchs. These sanctions block U.S. persons - both individuals and companies - from engaging in transactions with listed oligarchs and their companies.  These new sanctions extend to UC Rusal PLC (“Rusal”), which supplies primary aluminum to Arconic in Europe, the United States, and to the Company’s Samara plant in Russia. The Company complies with and expects to continue to comply with these sanctions.  We do not anticipate any interruption in Samara’s supply of metal from Rusal based on these sanctions, and we expect that our facilities in Europe and the United States will be able to obtain metal from alternate sources if necessary. We anticipate that the price of aluminum will continue to fluctuate based upon supply/demand balance and the supply uncertainty created by the sanctions.
Transportation and Construction Solutions

	Second quarter ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Third-party sales	$562	$504	$1,099	$960
Segment operating profit	97	71	164	139
Third-party sales for the Transportation and Construction Solutions segment increased $58, or 12%, in the second quarter of 2018 and $139, or 14%, in the six months ended June 30, 2018 compared with the corresponding periods in 2017, primarily as a result of higher volumes in the commercial transportation and building and construction end markets, higher aluminum prices and favorable foreign currency movements, partially offset by the absence of sales resulting from the divestiture of the Latin America extrusions business in April 2018.
Segment operating profit for the Transportation and Construction Solutions segment increased $26, or 37%, in the second quarter of 2018 and $25, or 18%, in the six months ended June 30, 2018 compared with the corresponding periods in 2017, principally as a result of higher volume in the commercial transportation and building and construction end markets, favorable foreign currency movements and net cost savings, partially offset by higher aluminum prices.

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
Reconciliation of Total segment operating profit to Consolidated income before income taxes

	Second quarter ended		Six months ended
	June 30,		June 30,
	2018	2017	2018	2017
Total segment operating profit	$432	$454	$832	$905
Unallocated amounts:
Restructuring and other charges	(15)	(26)	(22)	(99)
Corporate expense	(93)	(108)	(153)	(203)
Consolidated operating income	$324	$320	$657	$603
Interest expense	(89)	(183)	(203)	(298)
Other (expense) income, net	(41)	132	(61)	448
Consolidated income before income taxes	$194	$269	$393	$753
The changes in the reconciling items between Total segment operating profit and Consolidated income before income taxes in the second quarter and six months ended June 30, 2018 compared to the corresponding periods in 2017 consisted of:

•
a decrease in Restructuring and other charges in the six months months ended June 30, 2018, primarily due to a loss of $60 on the sale of the Fusina, Italy rolling mill in March 2017. See Note E to the Consolidated Financial Statements;

•
a decrease in Corporate expense in the second quarter of 2018, primarily due to proxy, advisory and governance-related costs of $42 incurred in the second quarter of 2017 which did not recur in 2018, as well as lower expenses driven by overhead cost reductions, partially offset by costs incurred in the second quarter of 2018 of $38 related to settlements of certain customer claims primarily related to product introductions and $4 for legal and other advisory costs related to Grenfell Tower. The decrease in Corporate expense in the six months ended June 30, 2018 was primarily due to costs related to the separation of Alcoa Inc. of $18 and proxy, advisory and governance-related costs of $58 incurred during the six months ended June 30, 2017, neither of which recurred in 2018, as well as lower expenses driven by overhead cost reductions, partially offset by costs incurred in the six months ended June 30, 2018 of $38 related to the settlements of certain customer claims primarily related to product introductions and $9 for legal and other advisory costs related to Grenfell Tower;

•
a decrease in Interest expense in the second quarter of 2018, primarily due to costs incurred in the second quarter of 2017 related to the early redemption of the Company’s outstanding debt which did not recur in 2018, and lower interest expense due to lower debt outstanding. The decrease in Interest expense in the six months ended June 30, 2018 was primarily due to higher costs incurred in the six months ended June 30, 2017 related to the early redemption of the Company’s outstanding debt than were incurred during 2018, and lower interest expense due to lower debt outstanding; and

•
a decrease in Other (expense) income, net in the second quarter of 2018, was primarily due to the $167 gain on the Debt-for-Equity Exchange in the second quarter of 2017 that did not recur in 2018. The decrease in Other (expense) income, net in the six months ended June 30, 2018 was primarily due to gains recorded during the six months ended June 30, 2017 related to the sale of a portion of Arconic’s investment in Alcoa Corporation common stock of $351 and the Debt-for-Equity Exchange of $167, neither of which recurred in 2018.

Environmental Matters
See the Environmental Matters section of Note Q to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Subsequent Events
See Note R to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Liquidity and Capital Resources
Operating activities
Cash used for operations was $260 in the six months ended June 30, 2018 compared to $316 in the six months ended June 30, 2017. The decrease in cash used of $56, or 18%, was primarily due to higher operating results (net income plus net add-back for noncash transactions in earnings) of $87 and a favorable change in noncurrent assets of $56, partially offset by higher pension contributions of $74 and higher working capital of $10. The components of the change in working capital included unfavorable changes of $142 in receivables, $70 in inventories and $84 in taxes, including income taxes, partially offset by a favorable change of $287 in accounts payable.
Financing Activities
Cash used for financing activities was $577 in the six months ended June 30, 2018 compared to $955 in the six months ended June 30, 2017. The decrease in cash used of $378 was primarily related to the early redemption during 2017 of the Company’s 6.50% Bonds due 2018, 6.75% Notes due 2018, and a portion of the 5.72% Notes due 2019, partially offset by the early redemption during 2018 of the remaining outstanding 5.72% Notes due in 2019 (see Note N to the Consolidated Financial Statements).
Arconic maintains a Five-Year Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and issuers named therein. See Note N to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for reference.
In addition to the Credit Agreement above, Arconic has a number of other credit agreements that provide a combined borrowing capacity of $715 as of June 30, 2018, of which $350 is due to expire in 2018 and $365 is due to expire in 2019. The purpose of any borrowings under these credit arrangements is to provide for working capital requirements and for other general corporate purposes. The covenants contained in all these arrangements are the same as the Credit Agreement. During the six months ended June 30, 2018, Arconic borrowed and repaid $300 and $300, respectively, under these other credit facilities. The weighted-average interest rate and weighted-average days outstanding during the second quarter and six months ended June 30, 2018 were 3.3% and 70 days and 3.2% and 65 days, respectively.
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
Investing Activities
Cash provided from investing activities was $146 in the six months ended June 30, 2018 compared to $1,179 in the six months ended June 30, 2017. The decrease of $1,033 was primarily due to the sale of Alcoa Corporation common stock for proceeds of $888 and the receipt of proceeds from the sale of the Yadkin Hydroelectric Project of $243 during the six months ended June 30, 2017, which were partly offset by an increase in cash receipts from sold receivables of $135.
Recently Adopted and Recently Issued Accounting Guidance
See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Forward-Looking Statements
This report contains statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Arconic’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts and expectations relating to the growth of the aerospace, automotive, commercial transportation and other end markets; statements and guidance regarding future financial results or operating performance; and statements about Arconic’s strategies, outlook, business and financial prospects. These statements reflect beliefs and assumptions that are based on Arconic’s perception of historical trends, current conditions and expected future developments, as well as other factors Arconic believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict, which could cause actual results to differ materially from those indicated by these statements. Such risks and uncertainties include, but are not limited to: (a) deterioration in global economic and financial market conditions generally; (b) unfavorable changes in the markets served by Arconic; (c) the inability to achieve the level of revenue growth, cash generation, cost savings, improvement in profitability and margins, fiscal discipline, or strengthening of competitiveness and operations anticipated or targeted; (d) competition from new product offerings, disruptive technologies or other developments; (e) political, economic, and regulatory risks relating to Arconic’s global operations, including compliance with U.S. and foreign trade and tax laws, sanctions, embargoes and other regulations; (f) manufacturing difficulties or other issues that impact product performance, quality or safety; (g) Arconic’s inability to realize expected benefits, in each case as planned and by targeted completion dates, from acquisitions, divestitures, facility closures, curtailments, expansions, or joint ventures; (h) the impact of cyber attacks and potential information technology or data security breaches; (i) changes in discount rates or investment returns on pension assets; (j) the impact of changes in aluminum prices and foreign currency exchange rates on costs and results; (k) the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation, which can expose Arconic to substantial costs and liabilities; and (l) the other risk factors summarized in Arconic’s Form 10-K for the year ended December 31, 2017 and other reports filed with the U.S. Securities and Exchange Commission (the “SEC”). Arconic disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law. Market projections are subject to the risks discussed above and other risks in the market.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
See the Reynobond PE and Tax sections of Note Q to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 6. Exhibits.

10(a).	2013 Arconic Stock Incentive Plan, as amended and restated, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2018
10(b).
Amendment No. 2, dated as of June 29, 2018, to the Company’s Five-Year Revolving Credit Agreement dated as of July 25, 2014, by and among the Company, a syndicate of lenders and issuers named therein, Citibank, N.A., as administrative agent for the lenders and issuers, and JPMorgan Chase Bank, N.A., as syndication agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 2, 2018

10(c).	Letter Agreement, from Arconic Inc. to Katherine H. Ramundo, dated as of May 31, 2018
10(d).	Special Retention Award Agreement - Katherine H. Ramundo, effective May 16, 2018
10(e).	Special Retention Award Agreement - Paul Myron, effective May 16, 2018
10(f).	Form of Stock Option Award Agreement
10(g).	Form of Restricted Share Unit Award Agreement
12.	Computations of Ratio of Earnings to Fixed Charges and Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends
15.	Letter regarding unaudited interim financial information
31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arconic Inc.

August 2, 2018	/s/ Ken Giacobbe
Date	Ken Giacobbe
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

August 2, 2018	/s/ Paul Myron
Date	Paul Myron
Vice President and Controller
(Principal Accounting Officer)