Form 10-Q
period 2018-09-30
Arconic Inc.
filed 2018-11-01
CIK 4281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ✓    No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ✓    No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	✓	Accelerated filer	__
Non-accelerated filer	__	Smaller reporting company	__
		Emerging growth company	__
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes          No  ✓
As of October 24, 2018, there were 483,242,370 shares of common stock, par value $1.00 per share, of the registrant outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Arconic and subsidiaries
Statement of Consolidated Operations (unaudited)
(in millions, except per-share amounts)

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Sales (C & D)	$3,524	$3,236	$10,542	$9,689
Cost of goods sold (exclusive of expenses below)	2,881	2,591	8,552	7,598
Selling, general administrative, and other expenses	134	152	464	569
Research and development expenses	25	24	77	81
Provision for depreciation and amortization	141	140	427	410
Restructuring and other charges (E)	(2)	19	20	118
Operating income	345	310	1,002	913
Interest expense (N)	88	100	291	398
Other expense (income), net (F)	8	38	69	(410)
Income before income taxes	249	172	642	925
Provision for income taxes (H)	88	53	218	272
Net income	$161	$119	$424	$653

Amounts Attributable to Arconic Common Shareholders (I):
Net income	$160	$101	$422	$600
Earnings per share - basic	$0.33	$0.23	$0.87	$1.36
Earnings per share - diluted	$0.32	$0.22	$0.86	$1.31
Dividends paid per share	$0.06	$0.06	$0.18	$0.18
Average Shares Outstanding (I):
Average shares outstanding - basic	483	442	483	441
Average shares outstanding - diluted	502	462	503	501
The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries
Statement of Consolidated Comprehensive Income (unaudited)
(in millions)

	Arconic		Noncontrolling Interests		Total
Third quarter ended September 30,	2018	2017	2018	2017	2018	2017
Net income	$161	$119	$—	$—	$161	$119
Other comprehensive income, net of tax (J):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	37	31	—	—	37	31
Foreign currency translation adjustments	(16)	85	—	—	(16)	85
Net change in unrealized gains on available-for-sale securities	1	1	—	—	1	1
Net change in unrecognized losses/gains on cash flow hedges	(10)	10	—	—	(10)	10
Total Other comprehensive income, net of tax	12	127	—	—	12	127
Comprehensive income	$173	$246	$—	$—	$173	$246

	Arconic		Noncontrolling Interests		Total
Nine months ended September 30,	2018	2017	2018	2017	2018	2017
Net income	$424	$653	$—	$—	$424	$653
Other comprehensive income, net of tax (J):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	209	110	—	—	209	110
Foreign currency translation adjustments	(95)	251	—	—	(95)	251
Net change in unrealized gains on available-for-sale securities	(1)	(133)	—	—	(1)	(133)
Net change in unrecognized gains/losses on cash flow hedges	(13)	13	—	—	(13)	13
Total Other comprehensive income, net of tax	100	241	—	—	100	241
Comprehensive income	$524	$894	$—	$—	$524	$894
The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries
Consolidated Balance Sheet (unaudited)
(in millions)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$1,535	$2,150
Receivables from customers, less allowances of $5 in 2018 and $8 in 2017 (K)	1,147	1,035
Other receivables (K)	511	339
Inventories (L)	2,622	2,480
Prepaid expenses and other current assets	317	374
Total current assets	6,132	6,378
Properties, plants, and equipment, net (M)	5,645	5,594
Goodwill (A & M)	4,517	4,535
Deferred income taxes	605	743
Intangibles, net	954	987
Other noncurrent assets	474	481
Total assets	$18,327	$18,718
Liabilities
Current liabilities:
Accounts payable, trade	$2,061	$1,839
Accrued compensation and retirement costs	359	399
Taxes, including income taxes	84	75
Accrued interest payable	97	124
Other current liabilities	371	349
Short-term debt	42	38
Total current liabilities	3,014	2,824
Long-term debt, less amount due within one year (N & O)	6,315	6,806
Accrued pension benefits (G)	2,120	2,564
Accrued other postretirement benefits (G)	773	841
Other noncurrent liabilities and deferred credits	730	759
Total liabilities	12,952	13,794
Contingencies and commitments (Q)
Equity
Arconic shareholders’ equity:
Preferred stock	55	55
Common stock	483	481
Additional capital	8,310	8,266
Accumulated deficit	(943)	(1,248)
Accumulated other comprehensive loss (J)	(2,544)	(2,644)
Total Arconic shareholders’ equity	5,361	4,910
Noncontrolling interests	14	14
Total equity	5,375	4,924
Total liabilities and equity	$18,327	$18,718
The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)

	Nine months ended
	September 30,
	2018	2017
Operating activities
Net income	$424	$653
Adjustments to reconcile net income to cash used for operations:
Depreciation and amortization	427	410
Deferred income taxes	95	24
Restructuring and other charges	20	118
Net loss (gain) from investing activities - asset sales (F)	7	(514)
Net periodic pension benefit cost (G)	100	163
Stock-based compensation	43	59
Other	61	112
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables (B)	(1,020)	(792)
(Increase) in inventories	(184)	(168)
(Increase) decrease in prepaid expenses and other current assets	(3)	6
Increase (decrease) in accounts payable, trade	257	(94)
(Decrease) in accrued expenses	(96)	(138)
Increase in taxes, including income taxes	63	144
Pension contributions	(288)	(257)
(Increase) in noncurrent assets	(33)	(37)
(Decrease) in noncurrent liabilities	(82)	(62)
Cash used for operations	(209)	(373)
Financing Activities
Net change in short-term borrowings (original maturities of three months or less)	3	15
Additions to debt (original maturities greater than three months) (N)	450	664
Premiums paid on early redemption of debt (B & N)	(17)	(52)
Payments on debt (original maturities greater than three months) (N)	(952)	(1,484)
Proceeds from exercise of employee stock options	15	48
Dividends paid to shareholders	(89)	(132)
Distributions to noncontrolling interests	—	(14)
Other	(19)	(15)
Cash used for financing activities	(609)	(970)
Investing Activities
Capital expenditures	(497)	(360)
Proceeds from the sale of assets and businesses (P)	7	(9)
Sales of investments (F)	9	890
Cash receipts from sold receivables (B & K)	693	514
Other	(1)	244
Cash provided from investing activities	211	1,279
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	6
Net change in cash, cash equivalents and restricted cash (B)	(611)	(58)
Cash, cash equivalents and restricted cash at beginning of year (B)	2,153	1,878
Cash, cash equivalents and restricted cash at end of period (B)	$1,542	$1,820
The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(in millions, except per-share amounts)

	Arconic Shareholders
	Preferred stock	Mandatory convertible preferred stock	Common stock	Additional capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests	Total Equity
Balance at June 30, 2017	$55	$3	$441	$8,262	$(567)	$(2,454)	$13	$5,753
Net income	—	—	—	—	119	—	—	119
Other comprehensive income (J)	—	—	—	—	—	127	—	127
Cash dividends declared:
Preferred-Class A @ $1.875 per share	—	—	—	—	(1)	—	—	(1)
Preferred-Class B @ $6.71875 per share	—	—	—	—	(17)	—	—	(17)
Common @ $0.12 per share	—	—	—	—	(53)	—	—	(53)
Stock-based compensation	—	—	—	11	—	—	—	11
Common stock issued: compensation plans	—	—	1	21	—	—	—	22
Balance at September 30, 2017	$55	$3	$442	$8,294	$(519)	$(2,327)	$13	$5,961

	Arconic Shareholders
	Preferred stock	Mandatory convertible preferred stock	Common stock	Additional capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests	Total Equity
Balance at June 30, 2018	$55	$—	$483	$8,295	$(1,073)	$(2,556)	$14	$5,218
Net income	—	—	—	—	161	—	—	161
Other comprehensive income (J)	—	—	—	—	—	12	—	12
Cash dividends declared:								—
Preferred-Class A @ $0.9375 per share	—	—	—	—	(1)	—	—	(1)
Common @ $0.06 per share	—	—	—	—	(30)	—	—	(30)
Stock-based compensation	—	—	—	14	—	—	—	14
Common stock issued: compensation plans	—	—	—	1	—	—	—	1
Balance at September 30, 2018	$55	$—	$483	$8,310	$(943)	$(2,544)	$14	$5,375
The accompanying notes are an integral part of the consolidated financial statements.

	Arconic Shareholders
	Preferred stock	Mandatory convertible preferred stock	Common stock	Additional capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests	Total Equity
Balance at December 31, 2016	$55	$3	$438	$8,214	$(1,027)	$(2,568)	$26	$5,141
Net income	—	—	—	—	653	—	—	653
Other comprehensive income (J)	—	—	—	—	—	241	—	241
Cash dividends declared:
Preferred-Class A @ $3.75 per share	—	—	—	—	(2)	—	—	(2)
Preferred-Class B @ $20.1563 per share	—	—	—	—	(51)	—	—	(51)
Common @ $0.24 per share	—	—	—	—	(107)	—	—	(107)
Stock-based compensation	—	—	—	59	—	—	—	59
Common stock issued: compensation plans	—	—	4	21	—	—	—	25
Distributions	—	—	—	—	—	—	(14)	(14)
Other	—	—	—	—	15	—	1	16
Balance at September 30, 2017	$55	$3	$442	$8,294	$(519)	$(2,327)	$13	$5,961

	Arconic Shareholders
	Preferred stock	Mandatory convertible preferred stock	Common stock	Additional capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests	Total Equity
Balance at December 31, 2017	$55	$—	$481	$8,266	$(1,248)	$(2,644)	$14	$4,924
Net income	—	—	—	—	424	—	—	424
Other comprehensive income (J)	—	—	—	—	—	100	—	100
Cash dividends declared:								—
Preferred-Class A @ $2.8125 per share	—	—	—	—	(2)	—	—	(2)
Common @ $0.24 per share	—	—	—	—	(117)	—	—	(117)
Stock-based compensation	—	—	—	43	—	—	—	43
Common stock issued: compensation plans	—	—	2	1	—	—	—	3
Balance at September 30, 2018	$55	$—	$483	$8,310	$(943)	$(2,544)	$14	$5,375
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
On January 1, 2018, Arconic adopted new guidance issued by the Financial Accounting Standards Board (FASB) related to the following: presentation of net periodic pension cost and net periodic postretirement benefit cost that required a reclassification of costs within the Statement of Consolidated Operations; presentation of certain cash receipts and cash payments within the Statement of Consolidated Cash Flows that required a reclassification of amounts between operating and either financing or investing activities; and the classification of restricted cash within the Statement of Consolidated Cash Flows. See Note B for further details.
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
In August 2016, the FASB issued changes to the classification of certain cash receipts and cash payments within the statement of cash flows. The guidance identifies eight specific cash flow items and the sections where they must be presented within the statement of cash flows. These changes became effective for Arconic on January 1, 2018 and have been be applied retrospectively. As a result of the adoption, Arconic reclassified cash received related to beneficial interest in previously transferred trade accounts receivable from operating activities to investing activities in the Statement of Consolidated Cash Flows. This new accounting standard does not reflect a change in our underlying business or activities. The reclassification of cash received related to beneficial interest in previously transferred trade accounts receivable was $514 for the nine months ended September 30, 2017. In addition, Arconic reclassified $52 of cash paid for debt prepayments including extinguishment costs from operating activities to financing activities for the nine months ended September 30, 2017.
In November 2016, the FASB issued changes to the classification of cash and cash equivalents within the statement of cash flow. Restricted cash and cash equivalents will be included within the cash and cash equivalents line on the cash flow statement and a reconciliation must be prepared to the statement of financial position. Transfers between restricted cash and cash equivalents and cash and cash equivalents will no longer be presented as cash flow activities in the Statement of Consolidated Cash Flows and for material balances of restricted cash and cash equivalents, Arconic will disclose information regarding the nature of the restrictions. These changes became effective for Arconic on January 1, 2018 and have been applied retrospectively. Management has determined that the adoption of this guidance did not have a material impact on the Statement of Consolidated Cash Flows. Restricted cash was $7, $4 and $5 at September 30, 2018, December 31, 2017 and September 30, 2017, respectively.
In March 2017, the FASB issued changes to the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires registrants to present the service cost component of net periodic benefit cost in the same income statement line item or items as other employee compensation costs arising from services rendered during the period. Also, only the service cost component will be eligible for asset capitalization. Registrants will present the other components of net periodic benefit cost separately from the service cost component; and, the line item or items used in the income statement to present the other components of net periodic benefit cost must be disclosed. These changes became effective for Arconic on January 1, 2018 and were adopted retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the Statement of Consolidated Operations, and prospectively for the asset capitalization of the service cost component of net periodic benefit cost. The Company recorded the service related net periodic benefit cost within Cost of goods sold, Selling, general administrative, and other expenses and Research and development expenses and recorded the non-service related net periodic benefit cost (except for the curtailment cost which was recorded in Restructuring and other charges) separately from service cost in Other expense (income), net within the Statement of Consolidated Operations. The impact of the retrospective adoption of this guidance was an increase to consolidated Operating income of $39 and $116, while there was no impact to consolidated Net income, for the third quarter or nine months ended September 30, 2017, respectively.
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
In August 2018, the FASB issued guidance which requires cloud computing arrangement implementation costs to be accounted for in accordance with the software stage model, regardless of whether or not the cloud computing arrangement contains a license. Arconic adopted this guidance in the third quarter of 2018. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements.
Issued
In February 2016, the FASB issued changes to the accounting and presentation of leases. These changes require lessees to recognize a right of use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right of use asset and lease liability. Also, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option, or not exercise an option to terminate the lease. As originally released, the standards update required application at the beginning of the earliest comparative period presented at the time of adoption. However, in July 2018, the

FASB provided entities the option to instead apply the provisions of the new leases guidance at the effective date, without adjusting the comparative periods presented. The Company expects to apply the provisions of the new leases guidance at the effective date, without adjusting the comparative periods presented. These changes become effective for Arconic on January 1, 2019. Arconic’s current operating lease portfolio is primarily comprised of land and buildings, plant equipment, vehicles, and computer equipment. A cross-functional implementation team is in the process of determining the scope of arrangements that will be subject to this standard as well as assessing the impact to the Company’s systems, processes and internal controls. Arconic has contracted with a third-party vendor to implement a software solution. Concurrently, Arconic is compiling lease data to be uploaded into the software solution to account for leases under the new standard. Management is evaluating the impact of these changes on the Consolidated Balance Sheet, which will require right of use assets and lease liabilities be recorded for operating leases; therefore, an estimate of the impact is not currently determinable. However, the adoption is not expected to have a material impact on the Statement of Consolidated Operations or Statement of Consolidated Cash Flows.
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
In August 2017, the FASB issued guidance that will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. These changes become effective for Arconic on January 1, 2019. For cash flow and net investment hedges existing at the date of adoption, Arconic will apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year in which the amendment is adopted. The amended presentation and disclosure guidance is required only prospectively. Arconic has engaged a third-party consultant to assist with a review of the Company’s risk management and hedging strategies, with any changes to be implemented in conjunction with the adoption of the new guidance. Management is currently evaluating the potential impact of this guidance on the Consolidated Financial Statements.
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
In August 2018, the FASB issued guidance that impacts disclosures for defined benefit pension plans. These changes become effective for Arconic's annual report for the year ending December 31, 2020, with early adoption permitted. Management has determined that the adoption of this guidance will not have a material impact on the Consolidated Financial Statements.
Also, in August 2018, the Securities and Exchange Commission (SEC) issued guidance to eliminate or modify certain disclosure requirements that have become redundant, overlapping, outdated or superseded in light of other SEC rules, GAAP or changes in the information environment. This guidance becomes effective on November 5, 2018 and will be applied to filings thereafter. Management has determined that the adoption of this guidance will not have a material impact on the Consolidated Financial Statements.

C. Revenue from Contracts with Customers
The Company's contracts with customers are comprised of acknowledged purchase orders incorporating the Company’s standard terms and conditions, or for larger customers, may also generally include terms under negotiated multi-year agreements. These contracts with customers typically consist of the manufacture of products which represent single performance obligations that are satisfied upon transfer of control of the product to the customer. The Company produces fastening systems; seamless rolled rings; investment castings, including airfoils and forged jet engine components; extruded, machined and formed aircraft parts; aluminum sheet and plate; integrated aluminum structural systems; architectural extrusions; and forged aluminum commercial vehicle wheels. Transfer of control is assessed based on alternative use of the products we produce and our enforceable right to payment for performance to date under the contract terms. Transfer of control and revenue recognition generally occur upon shipment or delivery of the product, which is when title, ownership and risk of loss pass to the customer and is based on the applicable shipping terms. The shipping terms vary across all businesses and depend on the product, the country of origin, and the type of transportation (truck, train, or vessel). An invoice for payment is issued at time of shipment. The Company’s objective is to have net 30-day terms. Our business units set commercial terms on which Arconic sells products to its customers. These terms are influenced by industry custom, market conditions, product line (specialty versus commodity products), and other considerations.
The following table disaggregates revenue by major end market served. Differences between segment totals and consolidated Arconic are in Corporate. In the nine months ended September 30, 2018, Corporate included $38 of costs related to settlements of certain customer claims primarily related to product introductions.

	Engineered Products and Solutions	Global Rolled Products	Transportation and Construction Solutions	Total Segment
Third quarter ended September 30, 2018
Aerospace	$1,244	$220	$—	$1,464
Transportation	110	625	237	972
Building and construction	—	59	293	352
Industrial and Other	212	522	—	734
Total end-market revenue	$1,566	$1,426	$530	$3,522

Third quarter ended September 30, 2017
Aerospace	$1,130	$214	$—	$1,344
Transportation	98	490	214	802
Building and construction	—	56	286	342
Industrial and Other	249	474	23	746
Total end-market revenue	$1,477	$1,234	$523	$3,234

Nine months ended September 30, 2018
Aerospace	$3,675	$645	$—	$4,320
Transportation	326	1,835	733	2,894
Building and construction	—	167	875	1,042
Industrial and Other	702	1,596	21	2,319
Total end-market revenue	$4,703	$4,243	$1,629	$10,575

Nine months ended September 30, 2017
Aerospace	$3,426	$670	$—	$4,096
Transportation	288	1,458	587	2,333
Building and construction	—	156	831	987
Industrial and Other	735	1,469	65	2,269
Total end-market revenue	$4,449	$3,753	$1,483	$9,685

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
The operating results of Arconic’s reportable segments were as follows:

	Engineered Products and Solutions	Global Rolled Products	Transportation and Construction Solutions	Total Segment
Third quarter ended September 30, 2018
Sales:
Third-party sales	$1,566	$1,426	$530	$3,522
Intersegment sales	—	34	—	34
Total sales	$1,566	$1,460	$530	$3,556
Profit and loss:
Segment operating profit	$238	$74	$77	$389
Restructuring and other charges	15	2	—	17
Provision for depreciation and amortization	71	50	12	133

Third quarter ended September 30, 2017
Sales:
Third-party sales	$1,477	$1,234	$523	$3,234
Intersegment sales	—	36	—	36
Total sales	$1,477	$1,270	$523	$3,270
Profit and loss:
Segment operating profit	$239	$64	$74	$377
Restructuring and other charges	10	2	2	14
Provision for depreciation and amortization	68	52	13	133

	Engineered Products and Solutions	Global Rolled Products	Transportation and Construction Solutions	Total Segment
Nine months ended September 30, 2018
Sales:
Third-party sales	$4,703	$4,243	$1,629	$10,575
Intersegment sales	—	122	—	122
Total sales	$4,703	$4,365	$1,629	$10,697
Profit and loss:
Segment operating profit	$671	$309	$241	$1,221
Restructuring and other charges	25	2	—	27
Provision for depreciation and amortization	212	154	37	403

Nine months ended September 30, 2017
Sales:
Third-party sales	$4,449	$3,753	$1,483	$9,685
Intersegment sales	—	107	—	107
Total sales	$4,449	$3,860	$1,483	$9,792
Profit and loss:
Segment operating profit	$736	$333	$213	$1,282
Restructuring and other charges	24	76	11	111
Provision for depreciation and amortization	198	153	37	388

The following table reconciles Total segment operating profit to Consolidated income before income taxes:

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Total segment operating profit	$389	$377	$1,221	$1,282
Unallocated amounts:
Restructuring and other charges	2	(19)	(20)	(118)
Corporate expense	(46)	(48)	(199)	(251)
Consolidated operating income	$345	$310	$1,002	$913
Interest expense	(88)	(100)	(291)	(398)
Other (expense) income, net	(8)	(38)	(69)	410
Consolidated income before income taxes	$249	$172	$642	$925

The total assets of Arconic's reportable segment were as follows:

	September 30, 2018	December 31, 2017
Engineered Products and Solutions	$10,522	$10,325
Global Rolled Products	4,112	3,955
Transportation and Construction Solutions	1,091	1,041
Total segment assets	$15,725	$15,321
The following table reconciles Total segment assets to Consolidated assets:

	September 30, 2018	December 31, 2017
Total segment assets	$15,725	$15,321
Unallocated amounts:
Cash and cash equivalents	1,535	2,150
Deferred income taxes	605	743
Corporate fixed assets, net	307	310
Fair value of derivative contracts	28	91
Other	127	103
Consolidated assets	$18,327	$18,718
E. Restructuring and Other Charges
In the third quarter of 2018, Restructuring and other charges was a net benefit of $2 ($3 after-tax), which included a postretirement curtailment benefit of $28 ($22 after-tax) (see Note G); a charge of $12 ($9 after-tax) for contract termination costs and asset impairments associated with the shutdown of a facility in Acuna, Mexico; a charge of $8 ($6 after-tax) for layoff costs, including the separation of approximately 85 employees (65 in the Engineered Products and Solutions segment and 20 in Corporate); a charge of $4 ($3 after-tax) for a pension settlement; a charge of $3 ($2 after-tax) for other miscellaneous items; and a benefit of $1 ($1 after-tax) for the reversal of a number of small layoff reserves related to prior periods.
In the nine months ended September 30, 2018, Arconic recorded Restructuring and other charges of $20 ($14 after-tax), which included a postretirement curtailment benefit of $28 ($22 after-tax) (see Note G); a charge of $14 ($11 after-tax) for pension curtailments; a charge of $16 ($12 after-tax) for layoff costs, including the separation of approximately 125 employees (89 in the Engineered Products and Solutions segment and 36 in Corporate); a charge of $12 ($9 after-tax) related to the shutdown of a facility in Acuna, Mexico as noted above; a charge of $7 ($5 after-tax) for other miscellaneous items; a charge of $5 ($4 after-tax) for exit costs primarily related to the New York office; a charge of $4 ($3 after-tax) for a pension settlement; and a benefit of $10 ($8 after-tax) for the reversal of a number of small layoff reserves related to prior periods.
In the third quarter of 2017, Arconic recorded Restructuring and other charges of $19 ($13 after-tax), which included a charge of $11 ($8 after-tax) for layoff costs related to cost reduction initiatives including the separation of 124 employees (111 in the Engineered Products and Solutions segment, 12 in Corporate and 1 in the Global Rolled Products segment) and a net charge of $8 ($5 after-tax) for other miscellaneous items.
In the nine months ended September 30, 2017, Arconic recorded Restructuring and other charges of $118 ($99 after-tax), which included a charge of $59 ($40 after-tax) for layoff costs related to cost reduction initiatives including the separation of approximately 800 employees (350 in the Engineered Products and Solutions segment, 243 in the Global Rolled Products segment, 133 in the Transportation and Construction Solutions segment and 74 in Corporate); a charge of $60 ($60 after-tax) related to the sale of the Fusina, Italy rolling mill; a net benefit of $6 ($4 after-tax) for the reversal of forfeited executive stock compensation of $13, partially offset by a charge of $7 for the related severance; a net charge of $7 ($5 after-tax) for other miscellaneous items; and a benefit of $2 ($2 after-tax) for the reversal of a number of small layoff reserves related to prior periods.
As of September 30, 2018, approximately 35 of the 125 employees associated with 2018 restructuring programs and approximately 570 of the 760 employees (previously 830) associated with 2017 restructuring programs (with planned departures in 2018) were separated; all of the separations associated with 2016 restructuring programs were essentially complete. The remaining separations for the 2018 restructuring programs are expected to be completed by mid-2019. All of the remaining separations for the 2017 restructuring programs are expected to be completed by the end of 2018.

For the third quarter and nine months ended September 30, 2018, cash payments of $3 and $6, respectively, were made against layoff reserves related to 2018 restructuring programs, cash payments of $4 and $27, respectively, were made against layoff reserves related to 2017 restructuring programs, and cash payments of $0 and $4, respectively, were made against the layoff reserves related to 2016 restructuring programs.
Activity and reserve balances for restructuring and other charges were as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2016	$50	$9	$59
Cash payments	(59)	(6)	(65)
Restructuring charges	64	1	65
Other(1)	1	(2)	(1)
Reserve balances at December 31, 2017	56	2	58
Cash payments	(37)	(1)	(38)
Restructuring charges	8	13	21
Other(1)	—	—	—
Reserve balances at September 30, 2018	$27	$14	$41

(1)
Other includes reversals of previously recorded restructuring charges and credits, and the effects of foreign currency translation. In 2018, Other for layoff costs included the following: a reclassification of a $28 credit in postretirement benefits, as the impact to the liability was reflected in Arconic’s separate liability for postretirement benefits; a reclassification of $18 in pension costs, as this liability was reflected in Arconic’s separate liability for pension benefits; and reversals of $10 for previously recorded layoff charges. In 2017, Other for layoff costs included a reclassification of a stock awards reversal of $13 and reversals of $11 for previously recorded layoff reserves.

The remaining reserves are expected to be paid in cash during 2018, with the exception of approximately $18 to $20, which is expected to be paid over the next several years for lease termination costs and special termination benefit payments.
F. Other Expense (Income), Net

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Non-service related net periodic benefit cost	$27	$39	$83	$116
Interest income	(6)	(5)	(16)	(13)
Foreign currency losses (gains), net	6	(1)	20	(4)
Net loss (gain) from asset sales	2	1	7	(514)
Other, net	(21)	4	(25)	5
	$8	$38	$69	$(410)
For the third quarter and nine months ended September 30, 2018, Non-service related net periodic benefit cost included lower net actuarial losses as a result of pension actions taken during 2018 (see Note G). For the third quarter and nine months ended September 30, 2018, Other, net included a benefit from establishing a tax indemnification receivable of $29 reflecting Alcoa Corporation’s 49% share of a Spanish tax reserve (see Notes H and Q). For the nine months ended September 30, 2017, Net loss (gain) from asset sales included a gain on the sale of a portion of Arconic’s investment in Alcoa Corporation common stock of $351 that resulted in cash proceeds of $888 which were recorded in Sale of investments within Investing Activities in the Statement of Consolidated Cash Flows and a $167 gain on the debt-for-equity exchange with two investment banks (the “Investment Banks”) of the remaining portion of Arconic’s retained interest in Alcoa Corporation common stock for a portion of the Company’s outstanding notes held by the Investment Banks (the “Debt-for-Equity Exchange”).

G. Pension and Other Postretirement Benefits
The components of net periodic benefit cost were as follows:

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Pension benefits
Service cost	$9	$23	$37	$67
Interest cost	54	59	164	175
Expected return on plan assets	(76)	(83)	(230)	(248)
Recognized net actuarial loss	42	55	126	165
Amortization of prior service cost (benefit)	1	1	3	4
Settlements	4	—	4	—
Curtailments	—	—	14	—
Net periodic benefit cost(1)	$34	$55	$118	$163

Other postretirement benefits
Service cost	$2	$2	$6	$6
Interest cost	7	7	21	22
Recognized net actuarial loss	1	2	5	4
Amortization of prior service cost (benefit)	(2)	(2)	(6)	(6)
Curtailments	(28)	—	(28)	—
Net periodic benefit cost(1)	$(20)	$9	$(2)	$26

(1)
Service cost was included within Cost of goods sold, Selling, general administrative, and other expenses, and Research and development expenses; curtailments and settlements were included in Restructuring and other charges; and all other cost components were recorded in Other expense (income), net in the Statement of Consolidated Operations.

In the first quarter of 2018, the Company announced that, effective April 1, 2018, benefit accruals for future service and compensation under all of the Company's qualified and non-qualified defined benefit pension plans for U.S. salaried and non-bargaining hourly employees ceased. As a result of this change, in the first quarter of 2018, the Company recorded a decrease to the Accrued pension benefits liability of $136 related to the reduction of future benefits, $141 offset in Accumulated other comprehensive loss, and curtailment charges of $5 in Restructuring and other charges.
In conjunction with the separation of Alcoa Inc. on November 1, 2016, the Pension Benefit Guaranty Corporation approved management’s plan to separate the Alcoa Inc. pension plans between Arconic Inc. and Alcoa Corporation. The plan stipulates that Arconic will make cash contributions over a period of 30 months (from November 1, 2016) to its two largest pension plans. Payments are expected to be made in three increments of no less than $50 each ($150 total) over this 30-month period. The Company made payments of $50 in March 2018 and $50 in April 2017. In the third quarter of 2018, the 2018 U.S. pension plan valuations were completed and additional pension contributions of $16 that were made in the first quarter of 2018 were able to be used to partially satisfy the third $50 requirement. The remaining $34 payment is expected to be made in 2019. Through the third quarter of 2018, $116 of pension contributions have been made toward the $150 requirement.
On April 13, 2018, the United Auto Workers ratified a new five-year labor agreement, covering approximately 1,300 U.S. employees of Arconic, which expires on March 31, 2023. A provision within the agreement includes a retirement benefit increase for future retirees that participate in a defined benefit pension plan, which impacts approximately 300 of those employees. In addition, effective January 1, 2019, benefit accruals for future service will cease. As result of these changes, a curtailment charge of $9 was recorded in Restructuring and other charges in the second quarter of 2018.
In the third quarter of 2018, the Company announced that effective December 31, 2018, it will end all pre-Medicare medical, prescription drug and vision coverage for current and future salaried and non-bargained hourly employees and retirees of the Company and its subsidiaries. As a result of this change, in the third quarter of 2018, the Company recorded a decrease to the Accrued other postretirement benefits liability of $32 related to the reduction of future benefits, $4 offset in Accumulated other comprehensive loss, and a curtailment benefit of $28 in Restructuring and other charges.

In the third quarter of 2018, settlement accounting applied to a U.S. pension plan due to the payment of lump sums, resulting in a charge of $4 that was recorded in Restructuring and other charges.
In the fourth quarter of 2018, settlement accounting is expected to apply to certain U.S. pension plans due to the significant amount of lump sum payments made to participants. The settlement will result in a charge that is expected to be in the range of $70 to $85 that will be recorded in Restructuring and other charges. The actual charge will be based on the total lump sum payments for the year along with any updates to the plan assets and obligations based upon market conditions.
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
For the nine months ended September 30, 2018, the estimated annual effective tax rate, before discrete items, applied to ordinary income was 26.5%. This rate was higher than the federal statutory rate of 21%, which was enacted by the Tax Cuts and Jobs Act (the “2017 Act”) on December 22, 2017, primarily due to the additional estimated U.S. tax on Global Intangible Low-Taxed Income (GILTI) pursuant to the 2017 Act, domestic taxable income in certain U.S. states no longer subject to valuation allowance, and foreign income taxed in higher rate jurisdictions, partially offset by the favorable impact related to the portion of an indemnification receivable recorded through pre-tax income (see Note Q) that is not subject to tax and a benefit for tax credits allowed.
For the nine months ended September 30, 2017, Arconic’s estimated annual effective tax rate, before discrete items, was 28.5%. This rate is lower than the federal statutory rate of 35% due to foreign income taxed in lower rate jurisdictions, a tax basis in excess of book basis in Alcoa Corporation common stock sold, and a nontaxable gain on the Debt-for-Equity Exchange. These beneficial items were partially offset by a loss on the sale of a rolling mill in Fusina, Italy for which no net tax benefit was recognized and valuation allowances recorded against U.S. foreign tax credits.
For the third quarter ended September 30, 2018 and September 30, 2017, the tax rate including discrete items was 35.3% and 30.8%, respectively. A discrete charge of $26 was recorded in the third quarter ended September 30, 2018 related to the establishment of a $59 tax reserve in Spain (see Note Q) and prior year adjustments of $13 related to various jurisdictions, partially offset by the reversal of a $38 foreign tax reserve that is effectively settled and an $8 reduction to the estimate of the provisional impact of the enactment of the 2017 Act discussed further below. A discrete charge of $2 was recorded in the third quarter ended September 30, 2017, primarily related to the tax effects of expired stock compensation, partially offset by a number of small items.
The tax provisions for the third quarter and nine months ended September 30, 2018 and 2017 were comprised of the following:

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Pre-tax income at estimated annual effective income tax rate before discrete items	$66	$49	$170	$264
Catch-up adjustment to revalue previous quarter pre-tax income at current estimated annual effective tax rate	(2)	1	—	—
Interim period treatment of operational losses in foreign jurisdictions for which no tax benefit is recognized	(2)	1	(1)	5
Other discrete items	26	2	49	3
Provision for income taxes	$88	$53	$218	$272
On December 22, 2017, the 2017 Act was signed into law, making significant changes to the Internal Revenue Code. Also on December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118"), Income Tax Accounting Implications of the Tax Cuts and Jobs Act, was issued by the SEC to address the application of U.S. GAAP for financial reporting. SAB 118 permits the use of provisional amounts based on reasonable estimates in the financial statements. SAB 118 also provides that the tax impact may be considered incomplete in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act. Any adjustments to provisional or incomplete amounts should be included in income from continuing operations as an adjustment to tax expense or benefit in the reporting period that the amounts are determined within one year.

The Company's analysis of U.S. tax reform legislation updated through September 30, 2018, resulted in a decrease of $8 and an increase of $13 in the third quarter and nine months ended September 30, 2018, respectively, to the 2017 year-end provisional charge of $272. In the third quarter ended September 30, 2018, a benefit of $8 was recorded related to a $2 decrease in the estimate of the one-time transition tax and $6 for U.S. tax rate change impacts. In the nine months ended September 30, 2018, a net charge of $13 was recorded for an increase of $16 in the estimate of the one-time transition tax and a charge of $3 for alternative minimum tax (AMT) credits expected to be refunded upon filing the 2018 tax return that will result in no benefit under government sequestration, partly offset by beneficial U.S. tax rate change impacts of $6. The Company's estimates of the impact of the 2017 Act remain provisional through September 30, 2018.
The impact of the rate reduction will be finalized in the fourth quarter of 2018 upon the filing of the 2017 U.S. income tax return and the expected completion of the Internal Revenue Service’s 2017 audit. Arconic will continue to analyze the amount of foreign earnings and profits, the associated foreign tax credits, and additional guidance that may be issued during 2018 in order to further update the estimated deemed repatriation calculation as necessary under SAB 118. Arconic has not yet gathered, prepared and analyzed all the necessary information in sufficient detail to determine whether any excess foreign tax credits that may result from the deemed repatriation will be realizable.
Provisional estimates of the impact of the 2017 Act on the realizability of certain deferred tax assets, including, but not limited to, foreign tax credits, AMT credits, and state tax loss carryforwards have been made based on information and computations that were available, prepared, and analyzed as of February 2, 2018. Through September 30, 2018, there were no changes to the estimates related to the realizability of deferred tax assets. Further analysis, or the issuance of additional guidance, could result in changes to the realizability of this and other deferred tax assets.
As a result of the 2017 Act, the non-previously taxed post-1986 foreign earnings and profits (calculated based on U.S. tax principles) of certain U.S.-owned foreign corporations has been subject to U.S. tax under the one-time transition tax provisions. In the fourth quarter of 2017, Arconic had no plans to distribute such earnings in the foreseeable future and considered that conclusion to be incomplete under SAB 118. There is no change to this conclusion through September 30, 2018.
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
The information used to compute basic and diluted EPS attributable to Arconic common shareholders was as follows (shares in millions):

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$161	$119	$424	$653
Less: Preferred stock dividends declared	(1)	(18)	(2)	(53)
Net income available to Arconic common shareholders - basic	160	101	422	600
Add: Interest expense related to convertible notes	3	2	8	7
Add: Dividends related to mandatory convertible preferred stock	—	—	—	50
Net income available to Arconic common shareholders - diluted	$163	$103	$430	$657

Average shares outstanding - basic	483	442	483	441
Effect of dilutive securities:
Stock options	—	1	1	2
Stock and performance awards	5	5	5	5
Mandatory convertible preferred stock	—	—	—	39
Convertible notes	14	14	14	14
Average shares outstanding - diluted	502	462	503	501
The following shares were excluded from the calculation of average shares outstanding – diluted as their effect was anti-dilutive (shares in millions).

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Mandatory convertible preferred stock	—	39	—	—
Stock options(1)	6	3	6	3

(1)	The average exercise price of options per share was $29.14 for the third quarter and nine months ended September 30, 2018 and $33.33 for the third quarter and nine months ended September 30, 2017.

J. Accumulated Other Comprehensive Loss
The following table details the activity of the four components that comprise Accumulated other comprehensive loss for both Arconic’s shareholders and noncontrolling interests:

	Arconic		Noncontrolling Interests
Third quarter ended September 30,	2018	2017	2018	2017
Pension and other postretirement benefits (G)
Balance at beginning of period	$(2,058)	$(1,931)	$—	$—
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	30	(7)	—	—
Tax (expense) benefit	(7)	1	—	—
Total Other comprehensive income (loss) before reclassifications, net of tax	23	(6)	—	—
Amortization of net actuarial loss and prior service cost(1)	18	56	—	—
Tax expense(2)	(4)	(19)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	14	37	—	—
Total Other comprehensive income	37	31	—	—
Balance at end of period	$(2,021)	$(1,900)	$—	$—
Foreign currency translation
Balance at beginning of period	$(516)	$(523)	$—	$(2)
Other comprehensive (loss) income(3)	(16)	85	—	—
Balance at end of period	$(532)	$(438)	$—	$(2)
Available-for-sale securities
Balance at beginning of period	$(4)	$(2)	$—	$—
Other comprehensive income(4)	1	1	—	—
Balance at end of period	$(3)	$(1)	$—	$—
Cash flow hedges
Balance at beginning of period	$22	$2	$—	$—
Other comprehensive (loss) income:
Net change from periodic revaluations	(7)	15	—	—
Tax benefit (expense)	1	(5)	—	—
Total Other comprehensive (loss) income before reclassifications, net of tax	(6)	10	—	—
Net amount reclassified to earnings	(5)	—	—	—
Tax benefit(2)	1	—	—	—
Total amount reclassified from Accumulated other comprehensive income, net of tax(5)	(4)	—	—	—
Total Other comprehensive (loss) income	(10)	10	—	—
Balance at end of period	$12	$12	$—	$—

Total balance at end of period	$(2,544)	$(2,327)	$—	$(2)

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note G).

(2)	These amounts were included in Provision for income taxes on the accompanying Statement of Consolidated Operations.

(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(4)	Realized gains and losses were included in Other expense (income), net on the accompanying Statement of Consolidated Operations.

(5)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.

	Arconic		Noncontrolling Interests
Nine months ended September 30,	2018	2017	2018	2017
Pension and other postretirement benefits (G)
Balance at beginning of period	$(2,230)	$(2,010)	$—	$—
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	152	4	—	—
Tax expense	(35)	(3)	—	—
Total Other comprehensive income before reclassifications, net of tax	117	1	—	—
Amortization of net actuarial loss and prior service cost(1)	118	167	—	—
Tax expense(2)	(26)	(58)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	92	109	—	—
Total Other comprehensive income	209	110	—	—
Balance at end of period	$(2,021)	$(1,900)	$—	$—
Foreign currency translation
Balance at beginning of period	$(437)	$(689)	$—	$(2)
Other comprehensive (loss) income(3)	(95)	251	—	—
Balance at end of period	$(532)	$(438)	$—	$(2)
Available-for-sale securities
Balance at beginning of period	$(2)	$132	$—	$—
Other comprehensive loss(4)	(1)	(133)	—	—
Balance at end of period	$(3)	$(1)	$—	$—
Cash flow hedges
Balance at beginning of period	$25	$(1)	$—	$—
Other comprehensive (loss) income:
Net change from periodic revaluations	(4)	20	—	—
Tax benefit (expense)	1	(7)	—	—
Total Other comprehensive (loss) income before reclassifications, net of tax	(3)	13	—	—
Net amount reclassified to earnings	(12)	—	—	—
Tax benefit(2)	2	—	—	—
Total amount reclassified from Accumulated other comprehensive income, net of tax(5)	(10)	—	—	—
Total Other comprehensive (loss) income	(13)	13	—	—
Balance at end of period	$12	$12	$—	$—

Total balance at end of period	$(2,544)	$(2,327)	$—	$(2)

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note G).

(2)	These amounts were included in Provision for income taxes on the accompanying Statement of Consolidated Operations.

(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(4)	Realized gains and losses were included in Other expense (income), net on the accompanying Statement of Consolidated Operations.

(5)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.

K. Receivables
Arconic has an arrangement with three financial institutions to sell certain customer receivables without recourse on a revolving basis. The sale of such receivables is completed using a bankruptcy remote special purpose entity, which is a consolidated subsidiary of Arconic. This arrangement provides for minimum funding of $200 up to a maximum of $400 for receivables sold. Arconic maintains a beneficial interest, or a right to collect cash, on the sold receivables that have not been funded (deferred purchase program). On March 30, 2012, Arconic initially sold $304 of customer receivables in exchange for $50 in cash and $254 of deferred purchase program under the arrangement. Arconic has received additional net cash funding of $300 ($2,808 in draws and $2,508 in repayments) since the program’s inception, including net cash draws totaling $0 ($450 in draws and $450 in repayments) for the nine months ended September 30, 2018.
As of September 30, 2018 and December 31, 2017, the deferred purchase program receivable was $362 and $187, respectively, which was included in Other receivables on the accompanying Consolidated Balance Sheet. The deferred purchase program receivable is reduced as collections of the underlying receivables occur; however, as this is a revolving program, the sale of new receivables will result in an increase in the deferred purchase program receivable. The gross amount of receivables sold and total cash collected under this program since its inception was $40,194 and $39,482, respectively. Arconic services the customer receivables for the financial institutions at market rates; therefore, no servicing asset or liability was recorded.
Cash receipts from customer payments on sold receivables (which are cash receipts on the underlying trade receivables that have been previously sold in this program) as well as cash receipts and cash disbursements from draws and repayments under the program are presented as cash receipts from sold receivables within investing activities in the Statement of Consolidated Cash Flows.
L. Inventories

	September 30, 2018	December 31, 2017
Finished goods	$667	$669
Work-in-process	1,467	1,349
Purchased raw materials	398	381
Operating supplies	90	81
Total inventories	$2,622	$2,480
At September 30, 2018 and December 31, 2017, the portion of inventories valued on a last-in, first-out (LIFO) basis was $1,339 and $1,208, respectively. If valued on an average-cost basis, total inventories would have been $534 and $481 higher at September 30, 2018 and December 31, 2017, respectively.
In the second quarter of 2018, a charge of $23 was recorded in Cost of goods sold and Inventories to reflect a physical inventory adjustment at one plant in the EP&S segment. While a portion of this charge relates to prior years, the majority relates to 2018. The out-of-period amounts are not material to any interim or annual periods.
M. Properties, Plants, and Equipment, Net

	September 30, 2018	December 31, 2017
Land and land rights	$138	$140
Structures	2,374	2,395
Machinery and equipment	9,244	8,830
	11,756	11,365
Less: accumulated depreciation and amortization	6,778	6,392
	4,978	4,973
Construction work-in-progress	667	621
	$5,645	$5,594
During the second quarter of 2018, the Company updated its three-year strategic plan and determined that there was a decline in the forecasted financial performance for the disks operations, an asset group within the Arconic Engines business unit. As such, the Company evaluated the recoverability of the long-lived assets by comparing their carrying value of approximately $515 to the estimated undiscounted net cash flows of the disks operations, resulting in an estimated fair value in excess of their carrying value of approximately 13%; thus, there was no impairment. If the disks operations do not achieve the revised forecasted financial performance or if there are changes in any significant assumptions, a material non-cash impairment of long-lived assets may occur in future periods. These significant assumptions include sales growth, cost of raw materials, ramp up of additional production capacity, and working capital. A 1% decrease in the forecasted net cash flows would reduce the undiscounted cash flows by approximately $6. There were no indicators of impairment identified for the disks operations during the third quarter of 2018 and, as such, the Company did not evaluate the recoverability of its long-lived assets. The Company also performed an interim impairment evaluation of goodwill in the second quarter of 2018 for the Arconic Engines reporting unit as a result of the decline in the forecasted performance of the disks operations as noted above. The estimated fair value of the reporting unit was substantially in excess of the carrying value; thus, there was no impairment of goodwill.
N. Debt

	September 30, 2018	December 31, 2017
5.72% Notes, due 2019	$—	$500
1.63% Convertible Notes, due 2019	403	403
6.150% Notes, due 2020	1,000	1,000
5.40% Notes due 2021	1,250	1,250
5.87% Notes, due 2022	627	627
5.125% Notes, due 2024	1,250	1,250
5.90% Notes, due 2027	625	625
6.75% Bonds, due 2028	300	300
5.95% Notes, due 2037	625	625
Iowa Finance Authority Loan, due 2042	250	250
Other(1)	(12)	(23)
Total debt	6,318	6,807
Less: amount due within one year	3	1
Total long-term debt	$6,315	$6,806

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
The Credit Agreement includes additional covenants, including, among others, (a) limitations on Arconic’s ability to incur liens securing indebtedness for borrowed money, (b) limitations on Arconic’s ability to consummate a merger, consolidation or sale of all or substantially all of its assets, and (c) limitations on Arconic’s ability to change the nature of its business. As of September 30, 2018, Arconic was in compliance with all such covenants.
The Credit Facility matures on June 29, 2023, unless extended or earlier terminated in accordance with the provisions of the Credit Agreement. Arconic may make two one-year extension requests during the term of the Credit Facility, subject to the lender consent requirements set forth in the Credit Agreement. Under the provisions of the Credit Agreement, Arconic will pay a fee of 0.25% per annum (based on Arconic’s current long-term debt ratings) of the total commitment to maintain the Credit Facility.
The Credit Facility is unsecured and amounts payable under it will rank pari passu with all other unsecured, unsubordinated indebtedness of Arconic. Borrowings under the Credit Facility may be denominated in U.S. dollars or euros. Loans will bear interest at a base rate or a rate equal to LIBOR, plus, in each case, an applicable margin based on the credit ratings of Arconic’s outstanding senior unsecured long-term debt. The applicable margin on base rate loans and LIBOR loans will be 0.50% and 1.50% per annum, respectively, based on Arconic’s current long-term debt ratings. Loans may be prepaid without premium or penalty, subject to customary breakage costs.
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
There were no amounts outstanding at September 30, 2018 or December 31, 2017, and no amounts were borrowed during 2018 or 2017, under the Credit Facility.
In addition to the Credit Agreement above, Arconic has a number of other credit agreements that provide a combined borrowing capacity of $715 as of September 30, 2018, of which $200 is due to expire in 2018, $365 is due to expire in 2019, and $150 due to expire in 2020. The purpose of any borrowings under these credit arrangements is to provide for working capital requirements and for other general corporate purposes. The covenants contained in all these arrangements are the same as the Credit Agreement. During the nine months ended September 30, 2018, Arconic borrowed and repaid $450 and $450, respectively, under these other credit facilities. The weighted-average interest rate and weighted-average days outstanding during the third quarter and nine months ended September 30, 2018 were 3.5% and 35 days and 3.3% and 55 days, respectively.
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
The following table summarizes Arconic’s financial liabilities that were not carried at fair value at September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Carrying value	Fair value	Carrying value	Fair value
Long-term debt, less amount due within one year	$6,315	$6,495	$6,806	$7,443
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
On April 2, 2018, Arconic completed the sale of its Latin America extrusions business to a subsidiary of Hydro Extruded Solutions AS for $5 in cash, subject to post-closing adjustments that are not expected to be significant. The sales price approximates the carrying value of the net assets sold on the closing date, following the charge of $41 recognized in the fourth quarter of 2017 related to the non-cash impairment of the net book value of the business. The operating results and assets and liabilities of the business were included in the Transportation and Construction Solutions segment. This business generated sales of approximately $30 in the third quarter of 2017, and $25 and $86 in the nine months ended September 30, 2018 and 2017, respectively.
On July 31, 2018, the Company announced that it had initiated a sale process of its Building and Construction Systems (BCS) business, as part of the Company’s ongoing strategy and portfolio review that commenced in January 2018. BCS is part of the Transportation and Construction Solutions segment and generated third-party sales of approximately $1,070 for the year ended December 31, 2017. The sale process is in its early stages. The Company’s decision regarding whether to sell the business will not be finalized until final binding offers are evaluated at a later stage in the sale process. Until the Company makes that final decision, the BCS business will remain classified as held and in-use in the Consolidated Financial Statements.
On October 31, 2018, the Company sold its Texarkana, Texas rolling mill and cast house, which had a combined net book value of $63, to Ta Chen International, Inc. for $302 in cash, subject to post-closing adjustments, plus additional contingent consideration of up to $50. The contingent consideration relates to the achievement of various milestones within 36 months of the transaction closing date associated with operationalizing the rolling mill equipment. The Texarkana rolling mill facility had previously been idle since late 2009. In early 2016, the Company restarted the Texarkana cast house to meet demand for aluminum slab. As part of the agreement, the Company will continue to produce aluminum slab at the facility for a period of 18 months through a lease back of the cast house building and equipment, after which time, Ta Chen will perform toll processing of metal for the Company for a period of six months. The Company will supply Ta Chen with cold-rolled aluminum coil during this 24-month period.
The sale of the rolling mill and cast house will be accounted for separately. The gain on the sale of the rolling mill is estimated to be approximately $150 to $165 including the fair value of contingent consideration of $4, which will be recorded in the fourth quarter of 2018. The Company will reevaluate its estimate of the amount of contingent consideration to which it will be entitled at the end of each reporting period and recognize any changes thereto in the Statement of Consolidated Operations. The Company will have continuing involvement related to the cast house, and, therefore will use the failed-sale-leaseback accounting model. Under such model, the Company is deemed to still own the cast house building and equipment sold to Ta Chen, and therefore the Company must continue to reflect these assets in its Consolidated Balance Sheet and depreciate them over the remaining useful life. Additionally, the Company will record the cash proceeds associated with the cast house as a noncurrent liability in its Consolidated Balance Sheet. The Company will defer a gain estimated at approximately $85 to $100 associated with the cast house assets.
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

Arconic’s remediation reserve balance was $280 at September 30, 2018 and $294 at December 31, 2017 (of which $70 and $41, respectively, was classified as a current liability), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated.
Payments related to remediation expenses applied against the reserve were $7 and $15 in the third quarter and nine months ended September 30, 2018, respectively. This amount includes expenditures currently mandated, as well as those not required by any regulatory authority or third party.
Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be approximately 1% or less of cost of goods sold.
The following discussion provides details regarding the current status of the most significant remediation reserves related to a current Arconic site.
Massena West, NY—Arconic has an ongoing remediation project related to the Grasse River, which is adjacent to Arconic’s Massena plant site. Many years ago, it was determined that sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs). The project, which was selected by the U.S. Environmental Protection Agency (EPA) in a Record of Decision issued in April 2013, is aimed at capping PCB contaminated sediments with concentration in excess of one part per million in the main channel of the river and dredging PCB contaminated sediments in the near-shore areas where total PCBs exceed one part per million. At September 30, 2018 and December 31, 2017, the reserve balance associated with this matter was $208 and $215, respectively. Arconic is in the planning and design phase of the project, which is expected to be completed in 2018. Following the submittal of the final design and EPA approval, the actual remediation fieldwork is expected to commence and take approximately four years. The majority of the project funding is expected to be incurred between 2018 and 2022.
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
The Company maintains its intent to petition the Supreme Court of Spain to review the National Court’s decision. If the petition is accepted, the Supreme Court will review the assessment on its merits and render a final decision. In the event the Company is unsuccessful in appealing the assessment to the Supreme Court of Spain, a portion of the assessment may be offset with existing net operating losses and tax credits available to the Spanish consolidated tax group, which would be shared between the Company and Alcoa Corporation as provided for in the Tax Matters Agreement. As a result of the National Court decision, an income tax reserve, including interest, of $59 (€51) was established in the third quarter of 2018. Concurrent with the establishment of the reserve, an indemnification receivable of $29 (€25), representing Alcoa Corporation’s 49% share of the liability, was also recorded in the third quarter of 2018 (see Note F).
Additionally, while the tax years 2010 through 2013 are closed to audit, it is possible that the Company may receive assessments for tax years subsequent to 2013. Any potential assessment for an individual tax year is not expected to be material to the Company’s consolidated operations.
Reynobond PE
Howard v. Arconic Inc. et al. As previously reported, a purported class action complaint related to the Grenfell Tower fire was filed on August 11, 2017 in the United States District Court for the Western District of Pennsylvania against Arconic Inc. and Klaus Kleinfeld. A related purported class action complaint was filed in the United States District Court for the Western District of Pennsylvania on August 25, 2017, under the caption Sullivan v. Arconic Inc. et al., against Arconic Inc., two former Arconic executives, several current and former Arconic directors, and banks that acted as underwriters for Arconic’s September 18, 2014 preferred stock offering (the “Preferred Offering”). The plaintiff in Sullivan had previously filed a purported class action against the same defendants on July 18, 2017 in the Southern District of New York and, on August 25, 2017, voluntarily dismissed that action without prejudice. On February 7, 2018, on motion from certain putative class members, the court consolidated Howard and Sullivan, closed Sullivan, and appointed lead plaintiffs in the consolidated case. On April 9, 2018, the lead plaintiffs in the consolidated purported class action filed a consolidated amended complaint. The consolidated amended complaint alleges that the registration statement for the Preferred Offering contained false and misleading statements and omitted to state material information, including by allegedly failing to disclose material uncertainties and trends resulting from sales of Reynobond PE for unsafe uses and by allegedly expressing a belief that appropriate risk management and compliance programs had been adopted while concealing the risks posed by Reynobond PE sales. The consolidated amended complaint also alleges that between November 4, 2013 and June 23, 2017 Arconic and Kleinfeld made false and misleading statements and failed to disclose material information about the Company’s commitment to safety, business and financial prospects, and the risks of the Reynobond PE product, including in Arconic’s Form 10-Ks for the fiscal years ended December 31, 2013, 2014, 2015 and 2016, its Form 10-Qs and quarterly financial press releases from the fourth quarter of 2013 through the first quarter of 2017, its 2013, 2014, 2015 and 2016 Annual Reports, and its 2016 Annual Highlights Report. The consolidated amended complaint seeks, among other things, unspecified compensatory damages and an award of attorney and expert fees and expenses. On June 8, 2018, all defendants moved to dismiss the consolidated amended complaint for failure to state a claim. Briefing on that motion is now closed and the parties await a ruling.
Raul v. Albaugh, et al. As previously reported, on June 22, 2018, a derivative complaint was filed nominally on behalf of Arconic by a purported Arconic shareholder against all current members of Arconic’s Board of Directors, Klaus Kleinfeld and Ken Giacobbe, naming Arconic as a nominal defendant, in the United States District Court for the District of Delaware. The complaint raises similar allegations as the consolidated amended complaint in Howard, as well as allegations that the defendants improperly authorized the sale of Reynobond PE for unsafe uses, and asserts claims under Section 14(a) of the Securities Exchange Act of 1934 and Delaware state law. On July 13, 2018, the parties filed a stipulation agreeing to stay this case until the final resolution of the Howard case, the Grenfell Tower public inquiry in London, and the investigation by the London Metropolitan Police Service and on June 23, 2018, the Court approved the stay.
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
Other
In addition to the matters discussed above, various other lawsuits, claims, and proceedings have been or may be instituted or asserted against Arconic, including those pertaining to environmental, product liability, safety and health, employment, tax matters and antitrust. While the amounts claimed in these other matters may be substantial, the ultimate liability cannot currently be determined because of the considerable uncertainties that exist. Therefore, it is possible that the Company’s liquidity or results of operations in a period could be materially affected by one or more of these other matters. However, based on facts currently available, management believes that the disposition of these other matters that are pending or asserted will not have a material adverse effect, individually or in the aggregate, on the results of operations, financial position or cash flows of the Company.
Commitments
Guarantees
At September 30, 2018, Arconic had outstanding bank guarantees related to tax matters, outstanding debt, workers’ compensation, environmental obligations, energy contracts, and customs duties, among others. The total amount committed under these guarantees, which expire at various dates between 2018 and 2026, was $32 at September 30, 2018.
Pursuant to the Separation and Distribution Agreement between Arconic and Alcoa Corporation, Arconic was required to provide certain guarantees for Alcoa Corporation, which had a combined fair value of $7 and $8 at September 30, 2018 and December 31, 2017, respectively, and were included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. Arconic was required to provide payment guarantees for Alcoa Corporation issued on behalf of a third party related to project financing for Alcoa Corporation’s aluminum complex in Saudi Arabia. During the third quarter of 2018, Arconic was released from this guarantee. Furthermore, Arconic was required to provide a guarantee up to an estimated present value amount of approximately $1,141 and $1,297 at September 30, 2018 and December 31, 2017, respectively, related to a long-term supply agreement for energy for an Alcoa Corporation facility in the event of an Alcoa Corporation payment default. This guarantee expires in 2047. For this guarantee, subject to its provisions, Arconic is secondarily liable in the event of a payment default by Alcoa Corporation. Arconic currently views the risk of an Alcoa Corporation payment default on its obligations under the contract to be remote.
Letters of Credit
Arconic has outstanding letters of credit, primarily related to workers’ compensation, environmental obligations and leasing obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates, mostly in 2018, was $129 at September 30, 2018.
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
Surety Bonds
Arconic has outstanding surety bonds, primarily related to tax matters, contract performance, workers’ compensation, environmental-related matters, and customs duties. The total amount committed under these surety bonds, which expire at various dates, primarily in 2018, was $49 at September 30, 2018.
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

See Note G for details of a subsequent event related to certain U.S. pension plan lump sum payments and see Note P for details of a subsequent event related to the divestiture of the Texarkana, Texas rolling mill.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Arconic Inc.

Results of Review of Financial Statements
We have reviewed the accompanying consolidated balance sheet of Arconic Inc. and its subsidiaries as of September 30, 2018, and the related statements of consolidated operations, consolidated comprehensive income, and changes in consolidated equity for the three-month and nine-month periods ended September 30, 2018 and 2017 and the statement of consolidated cash flows for the nine-month periods ended September 30, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
November 1, 2018

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
Results of Operations
Earnings Summary:
Sales. Sales were $3,524 in the third quarter of 2018 compared to $3,236 in the third quarter of 2017 and $10,542 in the nine months ended September 30, 2018 compared to $9,689 in the nine months ended September 30, 2017. The increase of $288, or 9%, in the third quarter of 2018 and $853, or 9%, in the nine months ended September 30, 2018, was the result of strong volume growth across all segments, primarily in the aerospace engines and defense, automotive, commercial transportation, industrial, and building and construction end markets; and higher aluminum prices; partially offset by the absence of sales from the Latin America extrusions business, which was divested in April 2018; and a decline in the industrial gas turbine end market. The nine months ended September 30, 2018 was also favorably impacted by foreign currency movements; offset by costs of $38 related to settlements of certain customer claims primarily related to product introductions; and the absence of sales from the rolling mill in Fusina, Italy, which was divested in March 2017.
Cost of goods sold (COGS). COGS as a percentage of Sales was 81.8% in the third quarter of 2018 compared to 80.1% in the third quarter of 2017 and 81.1% in the nine months ended September 30, 2018 compared to 78.4% in the nine months ended September 30, 2017. The increase in the third quarter and nine months ended September 30, 2018 was the result of higher aluminum prices, unfavorable product mix, higher transportation costs and manufacturing inefficiencies in the Engineered Structures business. The nine months ended September 30, 2018 was also negatively impacted by costs related to settlements of certain customer claims noted above, performance shortfalls in the rings and disks operations, and the impact of a $23 charge related to a physical inventory adjustment at one plant in the Engineered Products and Solutions segment that was recorded in the second quarter of 2018. While a portion of this charge for the physical inventory adjustment related to prior years, the majority related to the first half of 2018. The out-of-period amounts were not material to any interim or annual periods.
Selling, general administrative, and other expenses (SG&A). SG&A expenses were $134 in the third quarter of 2018 compared to $152 in the third quarter of 2017 and $464 in the nine months ended September 30, 2018 compared to $569 in the nine months ended September 30, 2017. The decrease of $18, or 12%, in the third quarter of 2018 was the result of lower expenses driven by lower annual incentive compensation accruals and overhead cost reductions. The decrease of $105, or 18%, in the nine months ended September 30, 2018 was the result of proxy, advisory and governance-related costs of $58 and costs related to the separation of Alcoa Inc. of $18 in the nine months ended September 30, 2017, neither of which recurred in 2018. Additionally, in the nine months ended September 30, 2018, lower expenses driven by lower annual incentive compensation accruals and overhead cost reductions were somewhat offset by an increase in legal and other advisory costs related to Grenfell Tower of $7.
Restructuring and other charges. Restructuring and other charges was a net benefit of $2 in the third quarter of 2018 compared to charges of $19 in the third quarter of 2017 and charges of $20 in the nine months ended September 30, 2018 compared to $118 in the nine months ended September 30, 2017. The decrease of $21 in the third quarter of 2018 was primarily the result of a postretirement curtailment benefit of $28. The decrease of $98 in the nine months ended September 30, 2018, was primarily the result of a loss of $60 on the sale of the Fusina, Italy rolling mill in March 2017 and lower restructuring activity in 2018. See Note E to the Consolidated Financial Statements.
Interest expense. Interest expense was $88 in the third quarter of 2018 compared to $100 in the third quarter of 2017 and $291 in the nine months ended September 30, 2018 compared to $398 in the nine months ended September 30, 2017. The decrease of $12, or 12%, in the third quarter of 2018 was the result of lower debt outstanding. The decrease of $107, or 27%, in the nine months ended September 30, 2018, was the result of higher costs incurred in the nine months ended September 30, 2017 related to the early redemption of the Company’s outstanding debt than were incurred during 2018 and lower debt outstanding.
Other expense (income), net. Other expense, net was $8 in the third quarter of 2018 compared to $38 in the third quarter of 2017 and Other expense, net was $69 in the nine months ended September 30, 2018 compared to Other income, net of $410 in the nine months ended September 30, 2017. The decrease of $30 in the third quarter of 2018 was primarily due to a $29 benefit from establishing a tax indemnification receivable reflecting Alcoa Corporation’s 49% share of a Spanish tax reserve (see Note Q to the Consolidated Financial Statements). The decrease of $479 in the nine months ended September 30, 2018 was primarily due to gains recorded during the nine months ended September 30, 2017 related to the sale of a portion of Arconic’s investment in Alcoa Corporation common stock of $351 and the Debt-for-Equity Exchange (see Note F to the Consolidated Financial Statements) of $167, neither of which recurred in 2018, and unfavorable foreign currency movements, somewhat offset by lower non-service related net periodic benefit cost and the benefit of $29 from establishing a tax indemnification receivable as noted previously.
Provision for income taxes. The tax rate, including discrete items, was 35.3% and 30.8% for the third quarter of 2018 and 2017, respectively. A discrete charge of $26 was recorded in the third quarter of 2018 compared to a discrete charge of $2 in the third quarter of 2017. The estimated annual effective tax rate before discrete items applied to ordinary income was 26.5% and 28.5% for the nine months ended September 30, 2018 and 2017, respectively. See Note H to the Consolidated Financial Statements.
Net income. Net income was $161 in the third quarter of 2018 or $0.32 per diluted share, compared to $119 in the third quarter of 2017, or $0.22 per diluted share, and $424 in the nine months ended September 30, 2018, or $0.86 per diluted share, compared to $653 in the nine months ended September 30, 2017, or $1.31 per diluted share. The increase of $42, or 35%, in the third quarter of 2018 was primarily attributable to strong volume growth and lower Restructuring and other charges, SG&A, and Interest expense as noted above; partly offset by higher transportation costs; unfavorable aerospace engine mix and aerospace pricing; manufacturing inefficiencies in the Engineered Structures business; and higher income taxes. The decrease of $229, or 35%, in the nine months ended September 30, 2018 was primarily attributable to gains recorded during the nine months ended September 30, 2017 related to the sale of a portion of Arconic’s investment in Alcoa Corporation common stock and the Debt-for-Equity Exchange, neither of which recurred in 2018; unfavorable aerospace product mix; higher aluminum prices; performance shortfalls in the rings and disks operations and manufacturing inefficiencies in the Engineered Structures business; and costs related to settlements of certain customer claims and a physical inventory adjustment; partially offset by volume growth and lower expenses for Income taxes, Interest expense, Restructuring and other charges, and SG&A.
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
Engineered Products and Solutions

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Third-party sales	$1,566	$1,477	$4,703	$4,449
Segment operating profit	238	239	671	736
Third-party sales for the Engineered Products and Solutions segment increased $89, or 6%, in the third quarter of 2018 and $254, or 6%, in the nine months ended September 30, 2018 compared with the corresponding periods in 2017, primarily as a result of higher volumes in the aerospace engines and defense end markets, partially offset by a decline in the industrial gas turbine market. The nine months ended September 30, 2018 was also positively impacted by favorable foreign currency movements.
Segment operating profit for the Engineered Products and Solutions segment decreased $1 in the third quarter of 2018 and $65 in the nine months ended September 30, 2018 compared to the corresponding periods in 2017, due to manufacturing inefficiencies in the Engineered Structures business, unfavorable aerospace engine mix, and lower aerospace pricing principally in the fasteners business, offset by the strength in aerospace engine and defense volumes. The nine months ended September 30, 2018 was also negatively impacted by a physical inventory adjustment of $23, and performance shortfalls in the rings and disks operations.
In late October 2018, a forging press in our Cleveland Works plant experienced a hydraulic leak resulting from a cracked cylinder that resulted in a shutdown. The length of the outage has not yet been determined, but we do not anticipate a return to service in the fourth quarter. Production is being moved to other presses in the facility and we are working with our customers to prioritize shipments. The financial impact of the outage has not yet been determined.
In 2018, demand in the commercial aerospace end market is expected to remain strong, driven by the ramp-up of new aerospace engine platforms. Demand in the defense end market is expected to grow due to the continuing ramp-up of certain aerospace programs, while declines in the industrial gas turbine market are likely to continue. Higher input costs, costs associated with the Cleveland forging press outage, pricing pressures, and challenges in the rings and disks operations and the Engineered Structures business are anticipated despite net cost savings.
Global Rolled Products

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Third-party sales	$1,426	$1,234	$4,243	$3,753
Intersegment sales	34	36	122	107
Total sales	$1,460	$1,270	$4,365	$3,860
Segment operating profit	74	64	309	333
Third-party aluminum shipments (kmt)	318	297	941	914

Third-party sales for the Global Rolled Products segment increased $192, or 16%, in the third quarter of 2018 and $490, or 13%, in the nine months ended September 30, 2018 compared with the corresponding periods in 2017, primarily as a result of higher aluminum prices; higher volumes in the automotive, commercial transportation, and industrial end markets; and favorable product mix. The nine months ended September 30, 2018 was negatively impacted by the absence of sales from the rolling mill in Fusina, Italy, which was divested in March 2017.
Segment operating profit for the Global Rolled Products segment increased $10, or 16%, in the third quarter of 2018 compared to the third quarter of 2017 principally driven by higher volumes as previously noted, partially offset by higher transportation costs and scrap spreads and volume. Segment operating profit for the Global Rolled Products segment decreased $24, or 7%, in the nine months ended September 30, 2018 compared with the corresponding period in 2017, principally driven by unfavorable aerospace wide-body production mix, higher aluminum prices, and higher costs noted above, partially offset by higher automotive, commercial transportation and industrial volumes.
In 2018, demand in the automotive end market is expected to continue to grow due to the growing demand for innovative products and aluminum-intensive vehicles. Demand in North America industrial and commercial transportation is expected to grow as a result of the common alloy duties on products originating from China. Demand from the commercial airframe end market is expected to be flat as the ramp-up of new programs is offset by lower build rates for aluminum intensive wide-body programs. Arconic's North American packaging operations is expected to fully ramp down at the end of the year. Higher transportation costs and scrap spreads are expected to continue to negatively impact this segment on a year over year basis. Net cost savings are anticipated to continue.
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

Transportation and Construction Solutions

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Third-party sales	$530	$523	$1,629	$1,483
Segment operating profit	77	74	241	213
Third-party sales for the Transportation and Construction Solutions segment increased $7, or 1%, in the third quarter of 2018 and $146, or 10%, in the nine months ended September 30, 2018 compared with the corresponding periods in 2017, primarily as a result of higher volumes in the commercial transportation and building and construction end markets, partially offset by the absence of sales resulting from the divestiture of the Latin America extrusions business in April 2018. The nine months ended September 30, 2018 was also positively impacted by favorable foreign currency movements and higher aluminum prices.
Segment operating profit for the Transportation and Construction Solutions segment increased $3, or 4%, in the third quarter of 2018 and $28, or 13%, in the nine months ended September 30, 2018 compared with the corresponding periods in 2017, principally as a result of higher volumes in the commercial transportation and building and construction end markets and net cost savings, which more than offset higher aluminum prices.
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
Reconciliation of Total segment operating profit to Consolidated income before income taxes

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Total segment operating profit	$389	$377	$1,221	$1,282
Unallocated amounts:
Restructuring and other charges	2	(19)	(20)	(118)
Corporate expense	(46)	(48)	(199)	(251)
Consolidated operating income	$345	$310	$1,002	$913
Interest expense	(88)	(100)	(291)	(398)
Other (expense) income, net	(8)	(38)	(69)	410
Consolidated income before income taxes	$249	$172	$642	$925
The changes in the reconciling items between Total segment operating profit and Consolidated income before income taxes in the third quarter and nine months ended September 30, 2018 compared to the corresponding periods in 2017 consisted of:

•
a decrease in Restructuring and other charges in the third quarter of 2018, primarily due to a postretirement curtailment benefit of $28. The decrease in Restructuring and other charges in the nine months ended September 30, 2018 was primarily due to a loss of $60 on the sale of the Fusina, Italy rolling mill in March 2017. See Note E to the Consolidated Financial Statements;

•
a decrease in Corporate expense in the nine months ended September 30, 2018 primarily due to proxy, advisory and governance-related costs of $58 and costs related to the separation of Alcoa Inc. of $18 in the nine months ended September 30, 2017, neither of which recurred in 2018. Also, lower expenses driven by lower annual incentive compensation accruals and overhead cost reductions were partially offset by costs incurred in the second quarter of 2018 related to the settlements of certain customer claims primarily related to product introductions of $38 and an increase in legal and other advisory costs related to Grenfell Tower of $7;

•
a decrease in Interest expense in the third quarter of 2018, primarily due to lower debt outstanding. The decrease in Interest expense in the nine months ended September 30, 2018 was primarily due to higher costs incurred in the nine months ended September 30, 2017 related to the early redemption of the Company’s outstanding debt than were incurred during 2018 and lower debt outstanding; and

•
a decrease in Other (expense) income, net in the third quarter of 2018, primarily due to a $29 benefit from establishing a tax indemnification receivable reflecting Alcoa Corporation’s 49% share of a Spanish tax reserve. The decrease in Other (expense) income, net in the nine months ended September 30, 2018 was primarily due to gains recorded during the nine months ended September 30, 2017 related to the sale of a portion of Arconic’s investment in Alcoa Corporation common stock of $351 and the Debt-for-Equity Exchange of $167, neither of which recurred in 2018, partially offset by the $29 benefit from establishing a tax indemnification receivable as noted previously.

Environmental Matters
See the Environmental Matters section of Note Q to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Subsequent Events
See Note R to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Liquidity and Capital Resources
Operating activities
Cash used for operations was $209 in the nine months ended September 30, 2018 compared to $373 in the nine months ended September 30, 2017. The decrease in cash used of $164, or 44%, was primarily due to higher operating results (net income plus net add-back for noncash transactions in earnings) of $152 and lower working capital of $59, partially offset by higher pension contributions of $31. The components of the change in working capital included favorable changes of $351 in accounts payable and $42 in accrued expenses, partially offset by unfavorable changes of $228 in receivables and $81 in taxes, including income taxes.
Financing Activities
Cash used for financing activities was $609 in the nine months ended September 30, 2018 compared to $970 in the nine months ended September 30, 2017. The decrease in cash used of $361 was primarily related to the early redemption during 2017 of the Company’s 6.50% Bonds due 2018, 6.75% Notes due 2018, and a portion of the 5.72% Notes due 2019, partially offset by the early redemption during 2018 of the remaining outstanding 5.72% Notes due in 2019 (see Note N to the Consolidated Financial Statements).
Arconic maintains a Five-Year Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and issuers named therein. In addition to the Credit Agreement above, Arconic has a number of other credit agreements. See Note N to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for reference.
Arconic’s costs of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to Arconic by the major credit rating agencies.
Arconic’s credit ratings from the three major credit rating agencies are as follows:

	Long-Term Debt	Short-Term Debt	Outlook	Date of Last Update
Standard and Poor’s	BBB-	A-3	Stable	May 1, 2017
Moody’s	Ba2	Speculative Grade Liquidity-2	Stable	October 8, 2018
Fitch	BB+	B	Positive	September 27, 2018
Investing Activities
Cash provided from investing activities was $211 in the nine months ended September 30, 2018 compared to $1,279 in the nine months ended September 30, 2017. The decrease of $1,068 was primarily due to the sale of Alcoa Corporation common stock for proceeds of $888 and the receipt of proceeds from the sale of the Yadkin Hydroelectric Project of $243 during the nine months ended September 30, 2017, as well as higher capital expenditures of $137 in 2018 that were partly offset by an increase in cash receipts from sold receivables of $179.
Recently Adopted and Recently Issued Accounting Guidance
See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Forward-Looking Statements
This report contains statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Arconic’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts and expectations relating to the growth of the aerospace, automotive, commercial transportation and other end markets; statements and guidance regarding future financial results or operating performance; statements about Arconic’s strategies, outlook, business and financial prospects; and statements regarding the completion of the Texarkana sale and the expected financial impact of the sale. These statements reflect beliefs and assumptions that are based on Arconic’s perception of historical trends, current conditions and expected future developments, as well as other factors Arconic believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict, which could cause actual results to differ materially from those indicated by these statements. Such risks and uncertainties include, but are not limited to: (a) deterioration in global economic and financial market conditions generally; (b) unfavorable changes in the markets served by Arconic; (c) the inability to achieve the level of revenue growth, cash generation, cost savings, improvement in profitability and margins, fiscal discipline, or strengthening of competitiveness and operations anticipated or targeted; (d) competition from new product offerings, disruptive technologies or other developments; (e) political, economic, and regulatory risks relating to Arconic’s global operations, including compliance with U.S. and foreign trade and tax laws, sanctions, embargoes and other regulations; (f) manufacturing difficulties or other issues that impact product performance, quality or safety; (g) Arconic’s inability to realize expected benefits, in each case as planned and by targeted completion dates, from acquisitions, divestitures, facility closures, curtailments, expansions, or joint ventures; (h) failure or delays in the receipt or satisfaction of, or unacceptable or burdensome conditions imposed in connection with, all required regulatory approvals and the other closing conditions to the Texarkana transaction; (i) the impact of cyber attacks and potential information technology or data security breaches; (j) changes in discount rates or investment returns on pension assets; (k) the impact of changes in aluminum prices and foreign currency exchange rates on costs and results; (l) the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation, which can expose Arconic to substantial costs and liabilities; and (m) the other risk factors summarized in Arconic’s Form 10-K for the year ended December 31, 2017 and other reports filed with the U.S. Securities and Exchange Commission (the “SEC”). Arconic disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law. Market projections are subject to the risks discussed above and other risks in the market.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
See the Reynobond PE and Tax sections of Note Q to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Item 6. Exhibits.

10(a).	Terms and Conditions for Restricted Share Units - Non-Executive Chairman (John C. Plant) Director Award, effective October 23, 2018.
15.	Letter regarding unaudited interim financial information.
31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arconic Inc.

November 1, 2018	/s/ Ken Giacobbe
Date	Ken Giacobbe
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

November 1, 2018	/s/ Paul Myron
Date	Paul Myron
Vice President and Controller
(Principal Accounting Officer)