Form 10-K
period 2018-12-31
Arconic Inc.
filed 2019-02-21
CIK 4281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2018
OR
[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-3610
ARCONIC INC.
(Exact name of registrant as specified in its charter)

Delaware	25-0317820
(State of incorporation)	(I.R.S. Employer Identification No.)
390 Park Avenue, New York, New York 10022-4608
(Address of principal executive offices)     (Zip code)
Registrant’s telephone numbers:
Investor Relations----------------(212) 836-2758
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
The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $8 billion. As of February 15, 2019, there were 484,940,842 shares of common stock, par value $1.00 per share, of the registrant outstanding.
Documents incorporated by reference.
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (Proxy Statement).

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
For a discussion of some of the specific factors that may cause Arconic’s actual results to differ materially from those projected in any forward-looking statements, see the following sections of this report: Part I, Item 1A. (Risk Factors), Part II, Item 7. (Management’s Discussion and Analysis of Financial Condition and Results of Operations), including the disclosures under Segment Information and Critical Accounting Policies and Estimates, and Note U to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data). Market projections are subject to the risks discussed in this report and other risks in the market. Arconic disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law.
Overview
Arconic (“Arconic” or the “Company”) is a global leader in lightweight metals engineering and manufacturing. Arconic’s innovative, multi-material products, which include aluminum, titanium, and nickel, are used worldwide in aerospace, automotive, commercial transportation, building and construction, industrial applications, defense, and packaging.
Arconic is a global company operating in 18 countries. Based upon the country where the point of sale occurred, the United States and Europe generated 65% and 24%, respectively, of Arconic’s sales in 2018. In addition, Arconic has operating activities in Brazil, Canada, China, Japan, and Russia, among others. Governmental policies, laws and regulations, and other economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, affect the results of operations in these countries.
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
On October 31, 2016, in connection with the Separation and the Distribution, Arconic entered into several agreements with Alcoa Corporation or its subsidiaries that govern the relationship of the parties following the Distribution, including the following: Separation and Distribution Agreement, Transition Services Agreement, Tax Matters Agreement, Employee Matters Agreement, certain Patent, Know-How, Trade Secret License and Trademark License Agreements, Toll Processing and Services Agreement, Master Agreement for the Supply of Primary Aluminum, Massena Lease and Operations Agreement, Fusina Lease and Operations Agreement, and Stockholder and Registration Rights Agreement. The Toll Processing and Services Agreement expired by its terms at the end of 2018.
Recent Developments
On January 22, 2019, the Company announced that its Board of Directors (the Board) had determined to no longer pursue a potential sale of Arconic as part of its strategy and portfolio review. Management and the Board have been conducting a rigorous and comprehensive strategy and portfolio review over the past year and as part of that process had considered a sale of the Company, among other matters. However, the Company did not receive a proposal for a full-Company transaction that management and the Board believed would be in the best interest of Arconic’s shareholders and other stakeholders. Management and the Board remain confident in Arconic’s significant potential and are strongly focused on enhancing value for shareholders, through continued operational improvements and through other potential initiatives which have been previously identified in the strategy and portfolio review. The Company has announced the following key initiatives as part of its ongoing strategy and portfolio review:

•	Commenced plans to reduce operating costs by approximately $200 million on an annual run-rate basis, designed to maximize the impact in 2019;

•	Announced the planned separation of its portfolio into Engineered Products and Forgings and Global Rolled Products, with a spin-off of one of the businesses;

•	Considering the potential sale of businesses that do not best fit into one of the two segments above;

•	Intends to execute its previously authorized $500 million share repurchase program in the first half of 2019;

•	The Board also authorized an additional $500 million of share repurchases, effective through the end of 2020; and

•	Expects to reduce its quarterly common stock dividend from $0.06 to $0.02 per share.
On February 6, 2019, the Company announced that the Board appointed John C. Plant, current Chairman of the Board, as Chairman and Chief Executive Officer of the Company, effective February 6, 2019, to succeed Chip Blankenship, who ceased to serve as Chief Executive Officer of the Company and resigned as a member of the Board, in each case as of that date. In addition, the Company announced that the Board appointed Elmer L. Doty, current member of the Board, as President and Chief Operating Officer, a newly created position, effective February 6, 2019. Mr. Doty will remain a member of the Board. The Company also announced that Arthur D. Collins, Jr., current member of the Board, has been appointed interim Lead Independent Director of the Company, effective February 6, 2019.
On February 19, 2019, the Company entered into an accelerated share repurchase (“ASR”) agreement with JPMorgan Chase Bank to repurchase $700 million of its common stock, pursuant to the share repurchase program previously authorized by the Board. Under the ASR agreement, Arconic will receive initial delivery of approximately 32 million shares on February 21, 2019. The final number of shares to be repurchased will be based on the volume-weighted average price of Arconic’s common stock during the term of the transaction, less a discount. The ASR agreement is expected to be completed during the first half of 2019.
The Company will evaluate its organizational structure in conjunction with the planned separation of its portfolio and changes to its reportable segments are expected in the first half of 2019.

Description of the Business
Information describing Arconic’s businesses can be found on the indicated pages of this report:

Item	Page(s)
Discussion of Recent Business Developments:
Management’s Discussion and Analysis of Financial Condition and Results of Operations:
Overview and Results of Operations	35
Notes to Consolidated Financial Statements:
Note D. Restructuring and Other Charges	70
Note G. Pension and Other Postretirement Benefits	73
Note H. Income Taxes	80
Note T. Acquisitions and Divestitures	96
Note U. Contingencies and Commitments	97
Segment Information:
Business Descriptions, Principal Products, Principal Markets, Methods of Distribution, Seasonality and Dependence Upon Customers:
Engineered Products and Solutions	40
Global Rolled Products	41
Transportation and Construction Solutions	42
Financial Information about Segments and Geographic Areas:
Note C. Segment and Geographic Area Information	66
Major Product Revenues
Products that contributed 10% or more to consolidated revenues for the years ended December 31, 2018, 2017 and 2016, were:

	For the Year Ended December 31,
	2018	2017	2016
Innovative flat-rolled products	40%	39%	39%
Engines	21%	21%	21%
Engineered structures	13%	13%	14%
Fastening systems	11%	11%	12%
Arconic has no customer that accounts for 10% or more of its consolidated revenues. However, certain of the Company’s businesses are dependent upon a few significant customers. The loss of any such significant customer could have a material adverse effect on such businesses.
Engineered Products and Solutions
Arconic’s Engineered Products and Solutions segment (“EP&S”) develops and manufactures high performance products mainly for the aerospace (commercial and defense), commercial transportation, and power generation end markets. Such products include fastening systems (titanium, steel, and nickel superalloys); seamless rolled rings (nickel superalloys, steel and titanium); investment castings (nickel superalloys, titanium, and aluminum), including airfoils and structural components; forged airframe and jet engine components (nickel superalloys, titanium, aluminum), including bulkheads, disks and shafts; extruded airframe components (aluminum); and various other forged and extruded metallic components for the oil and gas, industrial products, automotive, and land and sea defense end markets.
In January 2018, EP&S announced a change in the organizational structure of the segment, from four business units to three business units, with a focus on aligning its internal structure to core markets and customers and reducing costs. The three business units are Arconic Engines; Arconic Fastening Systems; and Arconic Engineered Structures.
Arconic Engines (AEN). AEN produces investment cast airfoils, seamless rolled rings and closed-die (including isothermal) forged turbine disks for aero engine and industrial gas turbines, as well as other structural aero engine components. AEN also provides additive manufacturing technologies, superalloy ingots, open-die forging, machining, performance coatings, and hot isostatic pressing for high performance parts.
Arconic Fastening Systems (AFS). AFS produces aerospace fastening systems, as well as commercial transportation fasteners. The business’s high-tech, multi-material fastening systems are found nose to tail on aircraft and aero engines. The business’s products are also critical components of industrial gas turbines, automobiles, commercial transportation vehicles, and construction and industrial equipment.
Arconic Engineered Structures (AES). AES produces titanium and aluminum ingots and mill products for aerospace and defense applications and is vertically integrated to produce structural investment castings, forgings and extrusions, for airframe, wing, aero-engine, and landing gear components, as well as lightweight drive shafts for the commercial transportation industries. AES also provides multi-material airframe subassemblies and solutions related to advanced technologies and materials, such as 3D printing and titanium aluminides.
For additional discussion of the EP&S segment's business, see “Results of Operations—Segment Information” in Part II, Item 7. (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Note C to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data).
In July 2018, Arconic announced a two-year Joint Development Agreement with Lockheed Martin to develop customized lightweight material systems and advanced manufacturing processes, such as metal 3D printing, to advance current and next-generation aerospace and defense solutions - including new structures and systems.
In December 2018, as part of the Company’s ongoing strategy and portfolio review, Arconic completed the sale of its Eger, Hungary forgings business that manufactured high volume steel forgings for drivetrain components in the European heavy-duty truck and automotive market to Angstrom Automotive Group LLC.

Engineered Products and Solutions Principal Facilities1

Country	Facility	Products
Australia	Oakleigh	Fasteners
Canada	Georgetown, Ontario[2]	Aerospace Castings
	Laval, Québec	Aerospace Castings and Machining
China	Suzhou[2]	Fasteners and Rings
France	Dives-sur-Mer	Aerospace and Industrial Gas Turbine Castings
	Evron	Aerospace and Specialty Castings
	Gennevilliers	Aerospace and Industrial Gas Turbine Castings
	Montbrison	Fasteners
	St. Cosme-en-Vairais[2]	Fasteners
	Toulouse	Fasteners
	Us-par-Vigny	Fasteners
Germany	Bestwig	Aerospace Castings
	Erwitte	Aerospace Castings
	Hannover[2]	Extrusions
	Hildesheim-Bavenstedt[2]	Fasteners
	Kelkheim[2]	Fasteners
Hungary	Nemesvámos	Fasteners
	Székesfehérvár	Aerospace and Industrial Gas Turbine Castings and Forgings
Japan	Nomi	Aerospace and Industrial Gas Turbine Castings
Mexico	Ciudad Acuña[2]	Aerospace Castings/Fasteners and Rings
Morocco	Casablanca[2]	Fasteners
South Korea	Kyoungnam	Extrusions
United Kingdom	Darley Dale	Forgings
	Ecclesfield	Ingot Castings
	Exeter[2]	Aerospace and Industrial Gas Turbine Castings and Alloy
	Glossop	Ingot Castings
	Ickles	Ingot Castings
	Leicester[2]	Fasteners
	Low Moor	Extrusions
	Meadowhall	Forgings
	Provincial Park	Forgings
	Redditch[2]	Fasteners
	River Don	Forgings
	Telford	Fasteners
	Welwyn Garden City	Aerospace Formed Parts

Country	Facility	Products
United States	Chandler, AZ	Extrusions
	Tucson, AZ2	Fasteners
	Carson, CA2	Fasteners
	City of Industry, CA2	Fasteners
	Fontana, CA	Rings
	Fullerton, CA2	Fasteners
	Rancho Cucamonga, CA	Rings
	Sylmar, CA	Fasteners
	Torrance, CA	Fasteners
	Branford, CT	Aerospace Coatings
	Winsted, CT	Aerospace Machining
	Savannah, GA	Forgings
	Lafayette, IN	Extrusions
	La Porte, IN	Aerospace and Industrial Gas Turbine Castings
	Baltimore, MD2	Extrusions
	Whitehall, MI	Aerospace and Industrial Gas Turbine Castings and Coatings, Titanium Alloy and Specialty Products
	Washington, MO	Aerospace Formed Parts, Titanium Mill Products
	Big Lake, MN	Aerospace Machining
	New Brighton, MN	Aerospace Machining
	Dover, NJ	Aerospace and Industrial Gas Turbine Castings and Alloy
	Verdi, NV	Rings
	Kingston, NY2	Fasteners
	Massena, NY	Extrusions
	Rochester, NY	Rings
	Canton, OH2	Ferro-Titanium Alloys and Titanium Mill Products
	Cleveland, OH	Investment Casting Equipment, Aerospace Components, Castings, Forgings and Oil & Gas Drilling Products
	Niles, OH	Titanium Mill Products
	Morristown, TN2	Aerospace and Industrial Gas Turbine Ceramic Products
	Austin, TX2	Additively Manufactured Parts
	Houston, TX2	Extrusions
	Spring, TX	Deep Water Drilling Machining
	Waco, TX2	Fasteners
	Wichita Falls, TX	Aerospace and Industrial Gas Turbine Castings
	Hampton, VA2	Aerospace and Industrial Gas Turbine Castings
	Martinsville, VA	Titanium Mill Products

[1]	Principal facilities are listed, and do not include 14 locations that serve as sales and administrative offices, distribution centers or warehouses.

[2]	Leased property or partially leased property.
Global Rolled Products
Arconic’s Global Rolled Products segment (“GRP”) has a single group organization structure and produces a range of aluminum sheet and plate products for the following markets:
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
For additional discussion of the Global Rolled Products segment’s business, see “Results of Operations—Segment Information” in Part II, Item 7. (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Note C to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data).
In July 2018, the Company announced it had signed a new long-term contract with Boeing to supply aluminum sheet and plate for all models produced by Boeing Commercial Airplanes. The multiyear contract, which extends and adds to the Companies’ 2014 contract, is the largest to date and captures growth in the build rate increases of the Boeing 737 program.
On October 31, 2018, the Company sold its Texarkana, Texas rolling mill and cast house to Ta Chen International, Inc. for $302 million in cash, subject to post-closing adjustments, plus additional contingent consideration of up to $50 million. The contingent consideration relates to the achievement of various milestones within 36 months of the transaction closing date associated with operationalizing the rolling mill equipment. The Texarkana rolling mill facility had previously been idle since late 2009. In early 2016, the Company restarted the Texarkana cast house to meet demand for aluminum slab. As part of the agreement, the Company will continue to produce aluminum slab at the facility for a period of 18 months through a lease back of the cast house building and equipment, after which time, Ta Chen will perform toll processing of metal for the Company for a period of six months. The Company will supply Ta Chen with cold-rolled aluminum coil during this 24-month period.
In February 2019, the Company announced an investment of approximately $100 million to expand its hot mill capability and add downstream equipment capabilities to manufacture industrial and automotive aluminum products in its Tennessee Operations facility near Knoxville, Tennessee. The project, which is expected to create 70 new jobs, is already underway and is expected to be complete by the fourth quarter of 2020.
Global Rolled Products Principal Facilities

Country	Location	Products
Brazil	Itapissuma	Specialty Foil
China	Kunshan	Sheet and Plate
	Qinhuangdao[1]	Sheet and Plate
Hungary	Székesfehérvár	Sheet and Plate/Slabs and Billets
Russia	Samara	Sheet and Plate/Extrusions and Forgings
United Kingdom	Birmingham	Plate
United States	Davenport, IA	Sheet and Plate
	Danville, IL2	Sheet and Plate
	Hutchinson, KS2	Sheet and Plate
	Lancaster, PA	Sheet and Plate
	Alcoa, TN	Sheet
	Texarkana, TX1, 3	Slabs
	San Antonio, TX4	Micromill™

[1]	Leased property or partially leased property.

[2]	Properties are satellite locations of the Davenport, Iowa facility.

[3]
The aluminum slab that is cast at Texarkana is turned into aluminum sheets at Arconic’s expanded automotive facility in Davenport, Iowa and its rolling mill in Lancaster, Pennsylvania. See discussion above concerning the sale of this facility.

[4]	Micromill™ production facility produces sheet for automotive and industrial applications using Arconic innovative production process.
Transportation and Construction Solutions
Arconic’s Transportation and Construction Solutions segment ("TCS") produces products that are used mostly in the commercial transportation and nonresidential building and construction end markets. Such products include integrated aluminum structural systems, architectural extrusions and forged aluminum commercial vehicle wheels.
The Transportation and Construction Solutions segment is comprised of two business units: Arconic Wheel and Transportation Products; and Building and Construction Systems.
Arconic Wheel and Transportation Products (AWTP). AWTP provides forged aluminum wheels and related products for heavy-duty trucks and the commercial transportation markets.

Building and Construction Systems (BCS). BCS provides building and construction architectural framing products and aluminum curtain wall and front entry systems.
For additional discussion of the Transportation and Construction Solutions segment’s business, see “Results of Operations—Segment Information” in Part II, Item 7. (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Note C to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data).
In April 2018, the Company completed the sale of its Latin America Extrusions business to a subsidiary of Hydro Extruded Solutions AS. The sale is part of Arconic’s continued drive to streamline its business portfolio, reduce complexity and further focus on its higher-margin products and profitable growth.
On July 31, 2018, the Company announced that it had initiated a sale process of its BCS business, as part of the Company’s ongoing strategy and portfolio review that commenced in January 2018.

Transportation and Construction Solutions Principal Facilities1

Country	Facility	Products
Canada	Lethbridge, Alberta	Architectural Products
China	Suzhou[2]	Forgings
France	Merxheim[2]	Architectural Products
Hungary	Székesfehérvár	Forgings
Japan	Jôetsu City[2]	Forgings
Mexico	Monterrey	Forgings
United Kingdom	Runcorn	Architectural Products
United States	Springdale, AR	Architectural Products
	Visalia, CA	Architectural Products
	Eastman, GA	Architectural Products
	Barberton, OH	Forgings
	Cleveland, OH	Forgings
	Bloomsburg, PA	Architectural Products
	Cranberry, PA	Architectural Products

[1]
Principal facilities are listed, and do not include 8 locations that serve as sales and administrative offices, distribution centers or warehouses. In addition to the facilities listed above, TCS has 20 service centers. These centers perform light manufacturing, such as assembly and fabrication of certain products.

[2]	Leased property or partially leased property.

Sources and Availability of Raw Materials
Important raw materials purchased in 2018 for each of the Company’s reportable segments are listed below.

Engineered Products and Solutions	Global Rolled Products
Alloying materials	Alloying materials
Cobalt	Aluminum scrap
Electricity	Coatings
Natural gas	Electricity
Nickel alloys	Lube oil
Primary aluminum (ingot, billet, P1020, high purity)	Natural gas
Stainless steel	Packaging materials
Steel	Primary aluminum (ingot, slab, billet, P1020, high purity)
Titanium alloys	Steam
Titanium sponge

Transportation and Construction Solutions
Aluminum coil
Aluminum scrap
Electricity
Natural gas
Paint/Coating
Primary aluminum (billet)
Resin
Generally, other materials are purchased from third-party suppliers under competitively priced supply contracts or bidding arrangements. The Company believes that the raw materials necessary to its business are and will continue to be available.
Patents, Trade Secrets and Trademarks
The Company believes that its domestic and international patent, trade secret and trademark assets provide it with a significant competitive advantage. The Company’s rights under its patents, as well as the products made and sold under them, are important to the Company as a whole and, to varying degrees, important to each business segment. The patents owned by Arconic generally concern metal alloys, particular products, manufacturing equipment or techniques. Arconic’s business as a whole is not, however, materially dependent on any single patent, trade secret or trademark. As a result of product development and technological advancement, the Company continues to pursue patent protection in jurisdictions throughout the world. As of the end of 2018, the Company’s worldwide patent portfolio consists of approximately 1,863 granted patents and 824 pending patent applications.
The Company also has a significant number of trade secrets, mostly regarding manufacturing processes and material compositions that give many of its businesses important advantages in their markets. The Company continues to strive to improve those processes and generate new material compositions that provide additional benefits.
With respect to domestic and international registered trademarks, the Company has many that have significant recognition within the markets that are served. Examples include the name “Arconic” and the Arconic symbol for aluminum, nickel, and titanium products, Howmet® metal castings, Huck® fasteners, Kawneer® building panels and Dura-Bright® wheels with easy-clean surface treatments. A significant trademark filing campaign for the name “Arconic” was completed in 2016, in support of the corporate launch of Arconic Inc. As of the end of 2018, the Company’s worldwide trademark portfolio consists of approximately 1,967 registered trademarks and 465 pending trademark applications. The Company’s rights under its trademarks are important to the Company as a whole and, to varying degrees, important to each business segment.
Competitive Conditions
Engineered Products and Solutions (EP&S)
EP&S’s business units - AFS, AEN and AES -are subject to substantial and intense competition in the markets they serve. Although Arconic believes its advanced technology, manufacturing processes and experience provide advantages to Arconic’s customers, such as high quality and superior mechanical properties that meet the Company’s customers’ most stringent requirements, many of the products Arconic makes can be produced by competitors using similar types of manufacturing processes as well as alternative forms of manufacturing. Despite intense competition, Arconic continues as a market leader in most of its principal markets. Several factors, including Arconic’s legacy of technical innovation, state-of-the-art capabilities, engaged employees and long-standing customer relationships, enable the Company to maintain its competitive position.
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
Other competitors include:

•	Kaiser Aluminum - for extruded products

•	Universal Alloy Corp., part of Montana Tech Components - for extruded products

•	Doncasters Group Ltd. (UK) - for investment castings

•	Consolidated Precision Products Corp., part of Warburg Pincus - for investment castings

•	Weber Metals, part of Otto Fuchs - for precision forgings

•	Forgital - for seamless rings

•	Frisa (Mexico) - for seamless rings
Several of Arconic’s largest customers have captive superalloy furnaces for producing airfoil investment castings for their own use. Many other companies around the world also produce superalloy investment castings, and some of these companies currently compete with Arconic in the aerospace and other markets, while others are capable of competing with the Company should they choose to do so.
International competition in the investment castings, fasteners, rings and forgings markets may also increase in the future as a result of strategic alliances among engine original equipment manufacturers (OEMs), aero-structure prime contractors, and overseas companies, especially in developing markets, particularly where “offset” or “local content” requirements create purchase obligations with respect to products manufactured in or directed to a particular country.
Global Rolled Products (GRP)
GRP is one of the leaders in many of the aluminum flat rolled products markets in which it participates, including aerospace, automotive, commercial transportation, industrial markets (including brazing sheet) and packaging. However, much like other Arconic businesses, GRP is subject to substantial and intense competition in all of its markets.
While GRP participates in markets where Arconic believes the Company has a significant competitive advantage due to customer intimacy, advanced manufacturing capability, unique technology and/or differentiated products, in certain cases, the Company’s competitors are capable of making products similar to Arconic’s. The Company continuously works to maintain and enhance its competitive advantage through innovation: new alloys such as aerospace alloys, differentiated products such as the Company’s 5-layer brazing products and break-through processes such as Arconic Micromill® technology.
Some of GRP’s markets are worldwide and some are more regionally focused. Participation in these segments by GRP’s competitors varies. For example, Novelis is the largest flat rolled products producer competing in automotive, but it does not participate in the aerospace market. On the other hand, Constellium participates in all major market segments including aerospace, brazing, industrial, commercial transportation and packaging. Granges participates only in the brazing sheet market. Other GRP competitors include Aleris, AMAG, Hydro, Kaiser, Kobe, Nanshan, and UACJ. The competitive landscape is changing - in this past year, Novelis announced the acquisition of aluminum rolled products producer Aleris and Braidy Industries announced its intention to build a new aluminum mill near Ashland, Kentucky for automotive production.
Additionally, there are a number of new competitors emerging, particularly in China and other developing economies. Arconic expects that this competitive pressure will continue and increase in the future as customers seek to globalize their supply bases in order to reduce costs. The Company continually monitors and plans for these new emerging players.
Summary of Major Competitors for GRP:

•	Constellium (The Netherlands)

•	Novelis

•	Kaiser Aluminum

•	AMAG (Austria)

•	UACJ (Japan)

•	Aleris

•	Hydro (Norway)

•	Nanshan (China)

•	Granges (Sweden)

•	Kobe (Japan)
Transportation and Construction Solutions (TCS)
In the forged aluminum wheels business, AWTP competes in commercial transportation, under the product brand name Alcoa® Wheels, for the major regions that it serves (Americas, Europe, Japan, China, and Australia). AWTP competes against steel wheels, as well as aluminum. Its larger competitors are Accuride Corporation, Nippon Steel & Sumitomo Metal Corporation, Zhejiang Dicastal Hongxin Technology Co. Ltd, Wheels India Limited and Speedline (member of the Ronal Group). AWTP has continued to see aluminum wheel suppliers (both forged and cast aluminum wheels) from China, Taiwan, India and South Korea attempting to penetrate the commercial transportation market.
BCS is a manufacturer of aluminum architectural systems and products in North America and Europe. In North America, BCS primarily competes in the nonresidential building segment. In Europe, it competes in both the residential and the nonresidential building segments. BCS competes with regional and local players in the architectural systems and more global companies in the products markets. BCS’s competitive advantage is the cornerstone to its strong brand, innovative products, customer intimacy and technical services. Over the past decade, the regional competitors, primarily in North America, have narrowed the product portfolio and technical services advantages. However, BCS has maintained its competitive advantage through innovative products like highly energy-efficient high-thermal products and differentiated services. BCS sales are derived mainly from the retail, office, education and healthcare building segments.
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
Throughout 2018, the Company continued working on new developments in all business segments and leveraging new technologies. The Company has continued investing in additive manufacturing, with a focus on producing metal powder materials tailored for a range of additive process technologies, and furthering its development of advanced 3D printing design and manufacturing techniques-such as Arconic’s Ampliforge™ process-to improve production speeds, reduce costs, and achieve material properties not possible through other additive flowpaths. The Company’s powder production facility was completed at the Arconic Technology Center (ATC) in 2016. This facility will continue its focus on material development in aluminum, nickel and titanium alloys.

The Company is also producing and qualifying additively manufactured aerospace, automotive and defense components via laser powder bed printing technology. It also is developing more formable titanium plate based wrought products for customers.
Arconic’s Micromill® technology, which enables aluminum sheet to be produced in a matter of minutes rather than weeks and with enhanced structural properties, continues to grow. Specifically, the Arconic Micromill® technology located in San Antonio continues to transition to commercial production. In addition, the Company has invested in further developing Micromill™ technology, including installation of a pilot line at the ATC.
The Company continues to develop differentiated pretreatment technology, for example, by continuing to improve on its A951 technology, which enables aluminum to be joined with steel (e.g., in automotive applications). In addition, the Company continues to advance its joining methods/fasteners (like RSR™) and highly formable and high strength automotive sheet products for automotive original equipment manufacturer applications in both cosmetic hang on parts and structural body-in-white applications. A pilot coating line was installed at ATC in 2018.
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
Environmental Matters
Information relating to environmental matters is included in Note U to the Consolidated Financial Statements under the caption “Environmental Matters”. Approved capital expenditures for new or expanded facilities for environmental control are $28 million for 2019 and estimated expenditures for such purposes are $8 million for 2020.
Employees
Total worldwide employment at the end of 2018 was approximately 43,000 employees in 29 countries. About 18,600 of these employees are represented by labor unions. The Company believes that relations with its employees and any applicable union representatives generally are good.
In the United States, approximately 7,900 employees are represented by various labor unions. The largest collective bargaining agreement is the master collective bargaining agreement between Arconic and the United Steelworkers (USW). The USW master agreement covers approximately 3,400 employees at four U.S. locations; the current labor agreement expires on May 15, 2019. There are 17 other collective bargaining agreements in the United States with varying expiration dates.
On a regional basis, collective bargaining agreements with varying expiration dates cover approximately 8,900 employees in Europe and Russia, 8,100 employees in North America, 600 employees in South America, and 1,000 employees in Asia.
Executive Officers of the Registrant
The names, ages, positions and areas of responsibility of the executive officers of the Company as of February 21, 2019 are listed below.
Elmer L. Doty, 64, Director, President and Chief Operating Officer. Mr. Doty was appointed President and Chief Operating Officer of Arconic effective February 6, 2019, and has served on the Arconic Board of Directors since May 2017. From March 2016 until February 2019, Mr. Doty was an Operating Executive at The Carlyle Group LP, multinational private equity, alternative asset management and financial services corporation, where he held a similar position from March 2012 to December 2012. From December 2012 to February 2016, Mr. Doty was President and Chief Executive Officer of Accudyne Industries LLC, a provider of precision-engineered flow control systems and industrial compressors. Mr. Doty also was the President and Chief Executive Officer of Vought Aircraft Industries, Inc. from 2006 until its acquisition in 2010 by Triumph Group, a leader in manufacturing and overhauling aerospace structures, systems and components. Prior to Vought, Mr. Doty was Executive Vice President and General Manager of the Land Systems Division of United Defense Industries, Inc. (now BAE Systems). Earlier in his career, Mr. Doty held executive positions at General Electric Company and FMC Corporation.
Ken Giacobbe, 53, Executive Vice President and Chief Financial Officer. Mr. Giacobbe was elected Executive Vice President and Chief Financial Officer of Arconic effective November 1, 2016. Mr. Giacobbe joined Arconic in 2004 as Vice President of Finance for Global Extruded Products, part of Alcoa Forgings and Extrusions. He then served as Vice President of Finance for the Company’s Building and Construction Systems business from 2008 until 2011. In 2011, he assumed the role of Group Controller for the Engineered Products and Solutions segment. From January 2013 until October 2016, Mr. Giacobbe served as Chief Financial Officer of the Engineered Products and Solutions segment. Before joining Arconic, Mr. Giacobbe held senior finance roles at Avaya and Lucent Technologies.

Timothy D. Myers, 53, Executive Vice President and Group President, Global Rolled Products and Transportation and Construction Solutions. Mr. Myers was appointed Executive Vice President and Group President, Global Rolled Products and Transportation and Construction Solutions in October 2017. Prior to being appointed to his current role, he was Executive Vice President and Group President, Transportation and Construction Solutions from May 2016 to October 2017. Prior to that assignment, he was President of Alcoa Wheel and Transportation Products, from June 2009 to May 2016. Mr. Myers was Vice President and General Manager, Commercial Vehicle Wheels for the Alcoa Wheel Products business from January 2006 to June 2009. Mr. Myers joined Arconic in 1991 as an automotive applications engineer in the Commercial Rolled Products Division, and held a series of engineering, marketing, sales and management positions with the Company since that time.
Paul Myron, 52, Vice President and Controller. Mr. Myron was elected Vice President and Controller of Arconic effective November 1, 2016. Mr. Myron joined Arconic as a systems analyst in Pittsburgh and in 1992 relocated to the Company’s Davenport, Iowa facility as a product accountant. He served in numerous financial management positions from 1995 until 2000 when he was named Commercial Manager and Controller for the Atlantic division of the Alcoa World Alumina and Chemicals business. In 2002, Mr. Myron was appointed Vice President of Finance, Alcoa Primary Metals and later became Vice President of Finance, Alcoa World Alumina and Chemicals. In 2005 Mr. Myron was named Director of Financial Planning and Analysis, accountable for Arconic’s financial planning, analysis, and reporting worldwide. In February 2012, he became Director of Finance Initiatives for the Engineered Products and Solutions segment, overseeing specific financial initiatives and projects within the group. From July 2012 until his most recent appointment, Mr. Myron served as Vice President, Finance and Business Excellence for the Arconic Power and Propulsion business.
John C. Plant, 65, Chairman and Chief Executive Officer. Mr. Plant was appointed Chief Executive Officer of Arconic effective February 6, 2019. He has served as Arconic's Chairman since October 2017 and as a member of the Board since February 2016. Mr. Plant previously served as Chairman of the Board, President and Chief Executive Officer of TRW Automotive from 2011 to 2015, and as its President and Chief Executive Officer from 2003 to 2011. TRW Automotive was acquired by ZF Friedrichshafen AG in May 2015. Mr. Plant was a co-member of the Chief Executive Office of TRW Inc. from 2001 to 2003 and an Executive Vice President of TRW from the company's 1999 acquisition of Lucas Varity to 2003. Prior to TRW, Mr. Plant was President of Lucas Varity Automotive and managing director of the Electrical and Electronics division from 1991 through 1997.
Katherine H. Ramundo, 51, Executive Vice President, Chief Legal Officer and Secretary. Ms. Ramundo was elected to her current position effective November 1, 2016. Prior to joining Arconic, from January 2013 through August 2015, she was Executive Vice President, General Counsel and Secretary of ANN INC., the parent company of ANN TAYLOR and LOFT brands, based in New York. Prior to ANN INC., she served as Vice President, Deputy General Counsel and Assistant Secretary at Colgate-Palmolive, where she held various legal roles from November 1997 to January 2013. She began her career as a litigator in New York, practicing at major law firms, including Cravath, Swaine & Moore and Sidley & Austin.
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
As discussed in Part I, Item 1. (Business-Competitive Conditions) of this report, the markets for Arconic’s products are highly competitive. Arconic’s competitors include a variety of both U.S. and non-U.S. companies in all major markets. New product offerings, new technologies in the marketplace or new facilities may compete with or replace Arconic products. The willingness of customers to accept substitutes for the products sold by Arconic, the ability of large customers to exert leverage in the marketplace to affect the pricing for Arconic’s products, and technological advancements or other developments by or affecting Arconic’s competitors or customers could adversely affect Arconic’s business, financial condition or results of operations.
In addition, Arconic may face increased competition due to industry consolidation. As companies attempt to strengthen or hold their market positions in an evolving industry, companies could be acquired or may be unable to continue operations. Companies that are strategic alliance partners in some areas of Arconic’s business may acquire or form alliances with Arconic’s competitors, thereby reducing their business with Arconic. Industry consolidation may result in stronger competitors who are better able to compete as sole-source vendors for customers. If there is consolidation among Arconic’s customer base, those customers may be able to command increased leverage in negotiating prices and other terms of sale, which could adversely affect Arconic’s profitability. Moreover, if, as a result of increased leverage, customer pressures require Arconic to reduce its pricing such that its gross margins are diminished, the Company could decide not to sell certain products under such less favorable terms, which would decrease Arconic’s revenue. Consolidation among the Company’s customer base may also lead to reduced demand for Arconic’s solutions, replacement of Arconic products by the combined entity with those of Arconic’s competitors and cancellations of orders, each of which could have a material adverse effect on Arconic’s business, operating results and financial condition.
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
Arconic is working on new developments for a number of strategic projects in all business segments, including additive manufacturing, alloy development, engineered finishes and product design, high speed continuous casting and rolling technology, and other advanced manufacturing technologies. For more information on Arconic’s research and development programs, see “Research and Development” in Part I, Item 1. (Business-Research and Development) of this report.

While Arconic intends to continue committing substantial financial resources and effort to the development of innovative new products and services, it may not be able to successfully differentiate its products or services from those of its competitors or match the level of research and development spending of its competitors, including those developing technology to displace Arconic’s current products. In addition, Arconic may not be able to adapt to evolving markets and technologies or achieve and maintain technological advantages. There can be no assurance that any of Arconic’s new products or services, development programs or technologies will be commercially adopted or beneficial to Arconic.
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
The manufacture of many of Arconic’s products is a highly exacting and complex process. Problems may arise during manufacturing for a variety of reasons, including equipment malfunction, failure to follow specific protocols, specifications and procedures, including those related to quality or safety, problems with raw materials, supply chain interruptions, natural disasters, labor unrest and environmental factors. Such problems could have an adverse impact on the Company’s ability to fulfill orders or on product quality or performance. Product manufacturing or performance issues could result in recalls, customer penalties, contract cancellation and product liability exposure, including if any of our products are non-compliant or are used in an unintended and/or unapproved manner that results in injuries or other damages. Because of approval and license requirements applicable to manufacturers and/or their suppliers, alternatives to mitigate manufacturing disruptions may not be readily available to the Company or its customers. Accordingly, manufacturing problems, product defects or other risks associated with our products, including their use or application, could result in significant costs to and liability for Arconic that could have a material adverse effect on its business, financial condition or results of operations, including the payment of potentially substantial monetary damages, fines or penalties, as well as negative publicity and damage to the Company’s reputation, which could adversely impact product demand and customer relationships.
Arconic’s business depends, in part, on its ability to meet increased program demand successfully and to mitigate the impact of program cancellations, reductions and delays.
Arconic is currently under contract to supply components for a number of new and existing commercial, general aviation, military aircraft and aircraft engine programs and is the sole supplier of aluminum sheet for a number of aluminum-intensive automotive vehicle programs. Many of these programs are scheduled for production increases over the next several years. If Arconic fails to meet production levels or encounters difficulty or unexpected costs in meeting such levels, it could have a material adverse effect on the Company’s business, financial condition or results of operations. Similarly, program cancellations, reductions or delays could also have a material adverse effect on Arconic’s business.
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
Arconic’s global operations and status as a public company expose the Company to risks that could adversely affect Arconic’s business, financial condition, results of operations, cash flows or the market price of its securities.
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

•	war or terrorist activities;

•	kidnapping of personnel;

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
As a public company, Arconic is subject to, among other things, the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the regulations of the New York Stock Exchange. Arconic’s failure to comply with applicable law could subject it to penalties under federal securities laws, expose it to lawsuits and restrict its ability to access financing. Under the Sarbanes-Oxley Act, Arconic must maintain effective disclosure controls and procedures and internal control over financial reporting. There can be no assurance that Arconic’s internal control over financial reporting will be effective in the future or that a material weakness will not be discovered with respect to a prior period for which the Company had previously believed that internal controls were effective. Any failure to maintain effective disclosure controls and procedures or internal control over financial reporting could result in adverse regulatory consequences and/or a loss of investor confidence, which could limit the Company’s ability to access the global capital markets and could have a material adverse effect on the Company’s business, financial condition or the market price of Arconic securities.
A material disruption of Arconic’s operations, particularly at one or more of the Company’s manufacturing facilities, could adversely affect Arconic’s business.
If Arconic’s operations, particularly one of the Company’s manufacturing facilities, were to be disrupted as a result of significant equipment failures, natural disasters, power outages, fires, explosions, terrorism, theft, sabotage, adverse weather conditions, public health crises, labor disputes or other reasons, the Company may be unable to effectively meet its obligations to or demand from its customers, which could adversely affect Arconic’s financial performance.
Interruptions in production could increase the Company’s costs and reduce its sales. Any interruption in production capability could require the Company to make substantial capital expenditures or purchase alternative material at higher costs to fill customer orders, which could negatively affect Arconic’s profitability and financial condition. Arconic maintains property damage insurance that the Company believes to be adequate to provide for reconstruction of facilities and equipment, as well as business interruption insurance to mitigate losses resulting from significant production interruption or shutdown caused by an insured loss. However, any recovery under Arconic’s insurance policies may not offset the lost profits or increased costs that may be experienced during the disruption of operations, which could adversely affect Arconic’s business, results of operations, financial condition and cash flow.

Arconic may face challenges to its intellectual property rights which could adversely affect the Company’s reputation, business and competitive position.
Arconic owns important intellectual property, including patents, trademarks, copyrights and trade secrets. The Company’s intellectual property plays an important role in maintaining Arconic’s competitive position in a number of the markets that the Company serves. Arconic’s competitors may develop technologies that are similar or superior to Arconic’s proprietary technologies or design around the patents Arconic owns or licenses. The pursuit of remedies for any misappropriation of Arconic intellectual property is expensive and the ultimate remedies may be deemed insufficient. Further, as the Company expands its operations in jurisdictions where the enforcement of intellectual property rights is less robust, the risk of misappropriation of Arconic intellectual property increases, despite efforts the Company undertakes to protect it. Developments or assertions by or against Arconic relating to intellectual property rights, and any inability to protect or enforce Arconic’s rights sufficiently, could adversely affect Arconic’s business and competitive position.
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
With respect to portfolio optimization actions such as divestitures, curtailments and closures, Arconic may face barriers to exit from unprofitable businesses or operations, including high exit costs or objections from customers, suppliers, unions, local or national governments, or other stakeholders. In addition, Arconic may retain unforeseen liabilities for divested entities if a buyer fails to honor all commitments. Arconic’s business operations are capital intensive, and curtailment or closure of operations or facilities may include significant charges, including employee separation costs, asset impairment charges and other measures.
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
Arconic may be unable to realize future targets or goals established for its business segments, or complete projects, at the levels, projected costs or by the dates targeted.
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

In addition, the implementation of Arconic’s business strategy periodically involves the entry into and the execution of complex projects, which place significant demands on the Company’s management and personnel, and may depend on numerous factors beyond the Company’s control. There can be no assurance that such projects will be completed within budgeted costs, on a timely basis, or at all, whether due to the risks described in this report, or other factors. The failure to complete a material project as planned, or a significant delay in a material project, whatever the cause, could have an adverse effect on Arconic’s business, financial condition, or results of operations.
Arconic’s plans to restructure the Company, including separating into two companies and the possible sales of businesses, will involve significant time and expense, which could disrupt or adversely affect Arconic’s business, may not achieve some or all of the anticipated benefits, are subject to various risks and uncertainties and may not be completed in accordance with the expected plans or anticipated timelines, or at all.
On February 8, 2019, Arconic announced plans to separate into Engineered Products & Forgings and Global Rolled Products, with a spin-off of one of the businesses, and to consider the possible sales of certain businesses.
Arconic expects that the process of completing the proposed separation and possible sales of businesses will be time-consuming and involve significant costs and expenses, which may be significantly higher than what it currently anticipates and may not yield a benefit if the separation and/or sales are not completed. Executing these transactions will also require significant time and attention from Arconic’s senior management and employees, which could disrupt the Company’s ongoing business and adversely affect financial results and results of operations. Arconic may also experience increased difficulties in attracting, retaining and motivating employees or maintaining or initiating relationships with lead suppliers, customers and other parties with which Arconic currently does business, or may do business in the future, during the pendency of the separation and/or possible sales of businesses and following their completion, which could have a material and adverse effect on Arconic’s businesses, financial condition, results of operations and prospects, or the businesses, financial condition, results of operations and prospects of the independent companies resulting from the separation.
Arconic may not realize some or all of the anticipated strategic, financial, operational or other benefits from the separation and/or possible sales of businesses. For example, as independent companies, the Engineered Products & Forgings and Global Rolled Products businesses will be smaller, less diversified companies with a narrower business focus and may be more vulnerable to changing market conditions, such as changes in industry conditions, which could result in increased volatility in their cash flows, working capital and financing requirements and could materially and adversely affect the respective business, financial condition and results of operations. Moreover, following the separation, there can be no assurance that either company will be able to obtain an investment grade rating from nationally recognized credit rating agencies, which could, among other things, increase the non-investment grade rated company’s cost of capital. Further, there can be no assurance that the combined value of the common stock of the two companies will be equal to or greater than what the value of Arconic’s common stock would have been had the proposed separation not occurred. In addition, if Arconic pursues the possible sales of businesses, it may face barriers to exit or objections from various stakeholders, and/or may retain liabilities for divested entities. There can be no assurance that any such sales will be undertaken or completed or that they will be beneficial to Arconic, whether due to the above-described risks, unfavorable global economic conditions, currency fluctuations, political risks, or other factors.
Additionally, the separation is subject to approval by Arconic’s Board of Directors and market, regulatory and certain other conditions. Unanticipated developments, including, among others, failure of the separation to qualify for the expected tax treatment, the possibility that any third-party consents required in connection with the separation will not be received, material adverse changes in business or industry conditions, changes in global economic and financial market conditions generally, and the ability to complete the possible sales of businesses, could delay or prevent the completion of the proposed separation, or cause the proposed separation to occur on terms or conditions that are different or less favorable than expected.
Information technology system failures, cyber attacks and security breaches may threaten the integrity of Arconic’s intellectual property and other sensitive information, disrupt its business operations, and result in reputational harm and other negative consequences that could have a material adverse effect on its financial condition and results of operations.
Arconic relies on its information technology systems to manage and operate its business, process transactions, and summarize its operating results. Arconic’s information technology systems are subject to damage or interruption from power outages, computer and telecommunications failures, computer viruses, and catastrophic events, such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism, and usage errors by employees. If Arconic’s information technology systems are damaged or cease to function properly, the Company may have to make a significant investment to fix or replace them, and Arconic may suffer loss of critical data and interruptions or delays in its operations. Any material disruption in the Company’s information technology systems, or delays or difficulties in implementing or integrating new systems or enhancing current systems, could have an adverse effect on Arconic’s business, financial condition or results of operations.
Arconic also faces global cybersecurity threats, which may range from uncoordinated individual attempts to sophisticated and targeted measures, known as advanced persistent threats, directed at the Company. Cyber attacks and security breaches may include, but are not limited to, attempts to access information, computer viruses, denial of service and other electronic security breaches.
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
Arconic employs a number of measures to protect and defend against cyber attacks, including technical security controls, data encryption, firewalls, intrusion prevention systems, anti-virus software and frequent backups. Additionally, the Company conducts regular periodic training of its employees regarding the protection of sensitive information which includes training intended to prevent the success of “phishing” attacks. While the Company continually works to safeguard its systems and mitigate potential risks, there is no assurance that such actions will be sufficient to prevent cyber attacks or security breaches that manipulate or improperly use its systems or networks, compromise confidential or otherwise protected information, destroy or corrupt data, or otherwise disrupt its operations. The occurrence of such events could negatively impact Arconic’s reputation and its competitive position and could result in litigation with third parties, regulatory action, loss of business, potential liability and increased remediation costs, any of which could have a material adverse effect on its financial condition and results of operations. In addition, such attacks or breaches could require significant management attention and resources, and result in the diminution of the value of the Company’s investment in research and development.
Arconic’s enterprise risk management program and disclosure controls and procedures address cybersecurity and include elements intended to ensure that there is an analysis of potential disclosure obligations arising from cyber attacks and security breaches. Arconic also maintains compliance programs to address the potential applicability of restrictions against trading while in possession of material, nonpublic information generally and in connection with a cyber attack or security breach. However, a breakdown in existing controls and procedures around the Company’s cybersecurity environment may prevent Arconic from detecting, reporting or responding to cyber incidents in a timely manner and could have a material adverse effect on the Company’s financial condition or the market price of its securities.
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
Arconic’s credit ratings are important to the Company’s cost of capital. The major rating agencies routinely evaluate Arconic’s credit profile and assign debt ratings to the Company. This evaluation is based on a number of factors, which include financial strength, business and financial risk, as well as transparency with rating agencies and timeliness of financial reporting. On May 1, 2017, Standard and Poor’s Ratings Services (S&P) affirmed Arconic’s long-term debt at BBB-, an investment grade rating, with a stable outlook, and its short-term debt at A-3. On February 7, 2019, S&P changed the outlook from stable to negative credit watch. On October 8, 2018, Moody’s Investor Service (Moody’s) affirmed Arconic’s long-term debt rating at Ba2, a non-investment grade, with a stable outlook, and its short-term debt rating at Speculative Grade Liquidity-2. On September 27, 2018, Fitch affirmed Arconic’s long-term debt rating at BB+, a non-investment grade, and short-term debt at B. Additionally, Fitch changed the outlook from stable to positive.
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
A downgrade of Arconic’s credit ratings by one or more rating agencies could adversely impact the market price of Arconic’s securities; adversely affect existing financing (for example, a downgrade by S&P or Moody’s would subject Arconic to higher costs under Arconic’s Five-Year Revolving Credit Agreement and certain of its other revolving credit facilities); limit access to the capital (including commercial paper) or credit markets or otherwise adversely affect the availability of other new financing on favorable terms, if at all; result in more restrictive covenants in agreements governing the terms of any future indebtedness that the Company incurs; increase the cost of borrowing or fees on undrawn credit facilities; result in vendors or counterparties seeking collateral or letters of credit from Arconic; or otherwise impair Arconic’s business, financial condition, liquidity and results of operations.
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
These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions used by Arconic to estimate pension or other postretirement benefit income or expense for the following year are the discount rate applied to plan liabilities and the expected long-term rate of return on plan assets. In addition, Arconic is required to make an annual measurement of plan assets and liabilities, which may result in a significant charge to shareholders’ equity. For a discussion regarding how Arconic’s financial statements can be affected by pension and other postretirement benefits accounting policies, see “Critical Accounting Policies and Estimates-Pension and Other Postretirement Benefits” in Part II, Item 7. (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Note G to the Consolidated Financial Statements-Pension and Other Postretirement Benefits in Part II, Item 8. (Financial Statements and Supplementary Data). Although GAAP expense and pension funding contributions are impacted by different regulations and requirements, the key economic factors that affect GAAP expense would also likely affect the amount of cash or securities Arconic would contribute to the pension plans.
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
Corporate tax law changes continue to be analyzed in the United States and in many other jurisdictions. In particular, on December 22, 2017, the Tax Cuts and Jobs Act (the “2017 Act”) was signed into law, significantly reforming the United States Internal Revenue Code of 1986, as amended. During 2018, the Internal Revenue Service began a number of guidance projects which serve to both interpret and implement the 2017 Act. Those guidance projects, which include both Proposed and Final Treasury Regulations, will continue into 2019. The Company continues to review the components of the 2017 Act, as well as the ongoing interpretive guidance, and evaluate its consequences. As such, the ultimate impact of the 2017 Act may differ from reported amounts due to, among other things, changes in interpretations and assumptions the Company has made to date; and actions the Company may take as a result of the 2017 Act and related guidance. These changes to the U.S. corporate tax system could have a substantial impact, positive or negative, on Arconic’s future effective tax rate, cash tax expenditures, and deferred tax assets and liabilities.
Arconic’s business could be adversely affected by increases in the cost of aluminum.
Arconic derives a significant portion of its revenue from aluminum-based products. The price of primary aluminum has historically been subject to significant cyclical price fluctuations and the timing of changes in the market price of aluminum is largely unpredictable. Although the Company’s pricing of products is generally intended to pass the risk of metal price fluctuations on to the Company’s customers or is otherwise hedged, there are situations where Arconic is unable to pass on the entire cost of increases to its customers and there is a potential time lag on certain products between increases in costs for aluminum and the point when the Company can implement a corresponding increase in price to its customers and/or there are other timing factors that may result in Arconic's exposure to certain price fluctuations which could have a material adverse effect on Arconic’s business, financial condition or results of operations.
Arconic is exposed to fluctuations in foreign currency exchange rates and interest rates, as well as inflation, economic factors, and currency controls in the countries in which it operates.
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
In addition, a portion of Arconic’s indebtedness, including certain borrowings under the Company’s Five-Year Credit Facility, bears interest at rates equal to the London Interbank Offering Rate (LIBOR) plus an applicable margin based on the credit ratings of Arconic’s outstanding senior unsecured long-term debt. Accordingly, the Company is subject to risk from changes in interest rates on the variable component of the rate. Further, LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. These reforms and other pressures may cause LIBOR to disappear entirely or to perform differently than in the past. The consequences of these developments cannot be entirely predicted, but could include changes in the cost of Arconic’s variable rate indebtedness.
Arconic also faces risks arising from the imposition of cash repatriation restrictions and exchange controls. Cash repatriation restrictions and exchange controls may limit the Company’s ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by Arconic’s foreign subsidiaries or businesses located in or conducted within a country imposing restrictions or controls. While Arconic currently has no need, and does not intend, to repatriate or convert cash held in countries that have significant restrictions or controls in place, should the Company need to do so to fund its operations, it may be unable to repatriate or convert such cash, or be unable to do so without incurring substantial costs. Arconic currently has substantial operations in countries that have cash repatriation restrictions or exchange controls in place, including China, and, if the Company were to need to repatriate or convert such cash, these controls and restrictions may have an adverse effect on Arconic’s operating results and financial condition.
Arconic may not realize expected benefits from its productivity and cost-reduction initiatives.
Arconic has undertaken, and may continue to undertake, productivity and cost-reduction initiatives to improve performance and conserve cash, including deployment of company-wide business process models, such as Arconic’s degrees of implementation process in which ideas are executed in a disciplined manner to generate savings, and operating cost reductions, including, among others, those announced on February 8, 2019, in connection with the Company’s ongoing strategic and portfolio review. There is no assurance that these initiatives will be successful or beneficial to Arconic or that estimated cost savings from such activities will be realized. If Arconic fails to achieve net cost savings at anticipated levels, its business, financial condition or results of operations could be adversely affected.
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
Arconic’s results of operations may be affected by changes in the availability or cost of raw materials (including, but not limited to, aluminum, cobalt, nickel, titanium sponge and vanadium), as well as freight costs associated with transportation of raw materials. The availability and costs of certain raw materials necessary for the production of Arconic’s products may be influenced by private or government entities including mergers and acquisitions, changes in world politics or regulatory requirements, labor relations between the producers and their work forces, unstable governments in exporting nations, export quotas, sanctions, new or increased import duties, countervailing or anti-dumping duties, market forces of supply and demand, and inflation. In addition, from time to time, commodity prices may fall rapidly. When this happens, suppliers may withdraw capacity from the market until prices improve, which may cause periodic supply interruptions. Arconic may be unable to offset fully the effects of raw material shortages or higher costs through customer price increases, productivity improvements or cost reduction programs. Shortages or price fluctuations in raw materials could have a material adverse effect on Arconic’s operating results.
Union disputes and other employee relations issues could adversely affect Arconic’s business, financial condition or results of operations.
A significant portion of Arconic’s employees are represented by labor unions in a number of countries under various collective bargaining agreements with varying durations and expiration dates. For more information, see “Employees” in Part I, Item 1. (Business) of this report. While Arconic previously has been successful in renegotiating its collective bargaining agreements with various unions, Arconic may not be able to satisfactorily renegotiate all collective bargaining agreements in the United States and other countries when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at Arconic’s facilities in the future. Arconic may also be subject to general country strikes or work stoppages unrelated to its business or collective bargaining agreements. Any such work stoppages (or potential work stoppages) could have a material adverse effect on Arconic’s business, financial condition or results of operations.
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
Arconic’s results of operations or liquidity in a particular period could be affected by new or increasingly stringent laws,

regulatory requirements or interpretations, or outcomes of significant legal proceedings or investigations adverse to Arconic. The Company may experience a change in effective tax rates or become subject to unexpected or rising costs associated with business operations or provision of health or welfare benefits to employees due to changes in laws, regulations or policies. The Company may be a party to litigation in a foreign jurisdiction where geopolitical risks might influence the ultimate outcome of such litigation. The Company is also subject to a variety of legal and regulatory compliance risks associated with its business and products. These risks include, among other things, potential claims relating to product liability, product testing, health and safety, environmental matters, required record keeping and record retention, intellectual property rights, government contracts and taxes, as well as compliance with U.S. and foreign laws and regulations governing import and export, anti-bribery, antitrust and competition, sales and trading practices, human rights and modern slavery, sourcing of raw materials, third-party relationships, supply chain operations and the manufacture and sale of products. Arconic could be subject to fines, penalties, damages (in certain cases, treble damages), or suspension or debarment from government contracts.
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
While Arconic believes it has adopted appropriate risk management and compliance programs to address and reduce these risks, including insurance arrangements with respect to these risks, such measures may provide inadequate protection against liabilities that may arise. The global and diverse nature of Arconic’s operations means that these risks will continue to exist, and additional legal proceedings and contingencies may arise from time to time. In addition, various factors or developments can lead the Company to change current estimates of liabilities or make such estimates for matters previously unsusceptible to reasonable estimates, such as a significant judicial ruling or judgment, a significant settlement, significant regulatory developments or changes in applicable law. A future adverse ruling or settlement or unfavorable changes in laws, regulations or policies, or other contingencies that the Company cannot predict with certainty could have a material adverse effect on the Company’s financial condition, results of operations or cash flows in a particular period. For additional information regarding the legal proceedings involving the Company, see the discussion in Part I, Item 3. (Legal Proceedings) of this report and in Note U to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data).
Arconic is subject to a broad range of health, safety and environmental laws and regulations in the jurisdictions in which it operates and may be exposed to substantial costs and liabilities associated with such laws and regulations.
Arconic’s operations worldwide are subject to numerous complex and increasingly stringent health, safety and environmental laws and regulations. The costs of complying with such laws and regulations, including participation in assessments and cleanups of sites, as well as internal voluntary programs, are significant and will continue to be so for the foreseeable future. Environmental laws may impose cleanup liability on owners and occupiers of contaminated property, including past or divested properties, regardless of whether the owners and occupiers caused the contamination or whether the activity that caused the contamination was lawful at the time it was conducted. Environmental matters for which Arconic may be liable may arise in the future at its present sites, where no problem is currently known, at previously owned sites, sites previously operated by the Company, sites owned by its predecessors or sites that it may acquire in the future. Compliance with health, safety and environmental laws and regulations, including remediation obligations, may prove to be more challenging and costly than the Company anticipates. For example, new data and information, including information about the ways in which the Company’s products are used, may lead the Company, regulatory authorities, government agencies or other entities or organizations to publish guidelines or recommendations, or impose restrictions, related to the manufacturing or use of the Company’s products. This could lead to reduced sales or market acceptance of the Company’s products. Arconic’s results of operations or liquidity in a particular period could be affected by certain health, safety or environmental matters, including remediation costs and damages related to certain sites as well as other health and safety risks relating to its operations and products. Additionally, evolving regulatory standards and expectations can result in increased litigation and/or increased costs, all of which can have a material and adverse effect on the Company’s financial condition, results of operations and cash flows.

Arconic is subject to privacy and data security/protection laws in the jurisdictions in which it operates and may be exposed to substantial costs and liabilities associated with such laws and regulations.
The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. For example, the European Union's General Data Protection Regulation (“GDPR”), which became effective in May 2018, imposed significant new requirements on how companies process and transfer personal data, as well as significant fines for non-compliance. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes, which could have a material adverse effect on Arconic’s financial condition and results of operations. In addition, the payment of potentially significant fines or penalties in the event of a breach of the GDRP or other privacy and information security laws, as well as the negative publicity associated with such a breach, could damage the Company’s reputation and adversely impact product demand and customer relationships.
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
Increased concern over climate change has led to new and proposed legislative and regulatory initiatives, such as cap-and-trade systems, additional limits on emissions of greenhouse gases or Corporate Average Fuel Economy (CAFE) standards in the United States. New or revised laws and regulations in this area could directly and indirectly affect Arconic’s customers and suppliers (through an increase in the cost of production or their ability to produce satisfactory products) or business (through an impact on Arconic’s inventory availability, cost of sales, operations or demand for Arconic products), which could result in an adverse effect on our financial condition, results of operations and cash flows. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by the Company or its customers or suppliers. Also, Arconic relies on natural gas, electricity, fuel oil and transport fuel to operate its facilities. Any increased costs of these energy sources because of new laws could be passed along to the Company and its customers and suppliers, which could also have a negative impact on Arconic’s profitability.
Anti-takeover provisions could prevent or delay a change in control of Arconic, including a takeover attempt by a third party and limit the power of Arconic’s shareholders.
Arconic’s Certificate of Incorporation and Bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids by making such practices or bids unacceptably expensive to the bidder and to encourage prospective acquirers to negotiate with Arconic’s Board of Directors rather than to attempt a hostile takeover. For example, Arconic is subject to Section 203 of the Delaware General Corporation Law, which imposes certain restrictions on mergers and other business combinations between the Company and any holder of 15% or more of the Company’s outstanding common stock, which could make it more difficult for another party to acquire Arconic. Additionally, the Company’s Certificate of Incorporation authorizes Arconic’s Board of Directors to issue preferred stock or adopt other anti-takeover measures without shareholder approval. These provisions may apply even if an offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that Arconic’s Board of Directors determines is not in the best interests of Arconic’s shareholders. These provisions may also limit the price that investors might be willing to pay in the future for shares of Arconic common stock or prevent or discourage attempts to remove and replace incumbent directors.

Dividends on Arconic common stock could be reduced or eliminated in the event of material future deterioration in business conditions or in other circumstances.
Arconic has historically paid dividends on its common stock; however, it has no obligation to do so. The existence, timing, declaration, amount and payment of future dividends to Arconic’s shareholders falls within the discretion of Arconic’s Board of Directors, and the Company’s dividend policy may change at any time without advance notice to Arconic’s shareholders. For example, on February 8, 2019, in connection with the Company’s ongoing strategic and portfolio review, Arconic announced that it expected to reduce its quarterly common stock dividend from $0.06 to $0.02 per share. The Arconic Board of Directors’ decisions regarding the payment of dividends will depend on many factors, such as Arconic’s financial condition, earnings, capital requirements, debt service obligations, covenants associated with certain of the Company’s debt service obligations, industry practice, legal requirements, regulatory constraints and other factors that Arconic’s Board of Directors deems relevant. Arconic’s Board of Directors may determine to further reduce or eliminate Arconic’s common stock dividend in the event of material future deteriorations in business conditions or in other circumstances.
Changes in the United Kingdom’s economic and other relationships with the European Union could adversely affect Arconic.
In March 2017, the United Kingdom formally triggered the process to withdraw from the European Union (also referred to as "Brexit") following the results of a national referendum that took place in June 2016. The ultimate effects of Brexit on Arconic are difficult to predict, but because the Company currently operates and conducts business in the United Kingdom and in Europe, Brexit could cause disruptions and create uncertainty to Arconic’s businesses, including affecting the business of and/or our relationships with Arconic’s customers and suppliers, as well as altering the relationship among tariffs and currencies, including the value of the British pound and the Euro relative to the U.S. dollar. Such disruptions and uncertainties could adversely affect Arconic’s financial condition, operating results and cash flows. In addition, Brexit could result in legal uncertainty and potentially divergent national laws and regulations as new legal relationships between the United Kingdom and the European Union are established. The ultimate effects of Brexit on Arconic will also depend on the terms of any agreements the United Kingdom and the European Union make to retain access to each other’s respective markets either during a transitional period or more permanently.
Arconic may not achieve some or all of the expected benefits of the Separation from Alcoa Corporation, and failure to realize such benefits in a timely manner may materially adversely affect Arconic’s business.
Arconic may be unable to achieve the full strategic and financial benefits expected to result from the Separation, or such benefits may be delayed or not occur at all. The Separation is expected to provide the following benefits, among others: (i) enabling the management of each company to pursue more effectively its own distinct operating priorities and strategies, to focus on strengthening its core business and its unique needs, and to pursue distinct and targeted opportunities for long-term growth and profitability; (ii) permitting each company to allocate its financial resources to meet the unique needs of its own business, allowing each company to intensify its focus on its distinct strategic priorities and to pursue more effectively its own distinct capital structures and capital allocation strategies; (iii) allowing each company to articulate more effectively a clear investment thesis to attract a long-term investor base suited to its business and providing investors with two distinct and targeted investment opportunities; (iv) creating an independent equity currency tracking each company's underlying business, affording Arconic and Alcoa Corporation direct access to the capital markets and facilitating each company’s ability to consummate future acquisitions or other restructuring transactions utilizing its common stock; (v) allowing each company more consistent application of incentive structures and targets, due to the common nature of the underlying businesses; and (vi) separating and simplifying the structures required to manage two distinct and differing underlying businesses.
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
In connection with the Separation, Arconic and Alcoa Corporation entered into a Separation and Distribution Agreement and also entered into various other agreements, of which the following were still in effect during 2018: a Tax Matters Agreement, an Employee Matters Agreement, intellectual property license agreements, a metal supply agreement, real estate and office leases and a spare parts loan agreement. The Separation and Distribution Agreement, the Tax Matters Agreement and the Employee Matters Agreement, together with the documents and agreements by which the internal reorganization of the

Company prior to the Separation was effected, determined the allocation of assets and liabilities between the companies following the Separation for those respective areas and included any necessary indemnifications related to liabilities and obligations. Arconic will rely on Alcoa Corporation to satisfy its performance and payment obligations under these agreements. If Alcoa Corporation is unable or unwilling to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties and/or losses.
In connection with the Separation from Alcoa Corporation, Alcoa Corporation has agreed to indemnify Arconic for certain liabilities and Arconic has agreed to indemnify Alcoa Corporation for certain liabilities. If Arconic is required to pay under these indemnities to Alcoa Corporation, Arconic’s financial results could be negatively impacted. The Alcoa Corporation indemnity may be insufficient to hold Arconic harmless from the full amount of liabilities for which Alcoa Corporation will be allocated responsibility, and Alcoa Corporation may be unable to satisfy its indemnification obligations in the future.
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
Arconic believes that its facilities are suitable and adequate for its operations. Although no title examination of properties owned by Arconic has been made for the purpose of this report, the Company knows of no material defects in title to any such properties. See Notes A and N to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data) of this Form 10-K.
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
Environmental Matters
Arconic is involved in proceedings under the Comprehensive Environmental Response, Compensation and Liability Act, also known as Superfund (CERCLA) or analogous state provisions regarding the usage, disposal, storage or treatment of hazardous substances at a number of sites in the U.S. The Company has committed to participate, or is engaged in negotiations with federal or state authorities relative to its alleged liability for participation, in clean-up efforts at several such sites. The most significant of these matters, the remediation of the Grasse River in Massena, NY, is discussed in the Environmental Matters section of Note U to the Consolidated Financial Statements under the caption “Environmental Matters”.
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
As previously reported, in July 2013, following a Spanish corporate income tax audit covering the 2006 through 2009 tax years, an assessment was received mainly disallowing certain interest deductions claimed by a Spanish consolidated tax group owned by the Company. In August 2013, the Company filed an appeal of this assessment in Spain’s Central Tax Administrative Court, which was denied in January 2015. Arconic filed another appeal in Spain’s National Court in March 2015 which was denied in July 2018. The National Court’s decision requires the assessment for the 2006 through 2009 tax years to be reissued to take into account the outcome of the 2003 to 2005 audit which was closed in 2017. The Company estimates the revised assessment to be $174 million (€152 million), including interest.
The Company has petitioned to the Supreme Court of Spain to review the National Court’s decision. If the petition is accepted, the Supreme Court will review the assessment on its merits and render a final decision. In the event the Company is unsuccessful in appealing the assessment to the Supreme Court of Spain, a portion of the assessment may be offset with existing net operating losses and tax credits available to the Spanish consolidated tax group, which would be shared between the Company and Alcoa Corporation as provided for in the Tax Matters Agreement. As a result of the National Court decision, an income tax reserve, including interest, of $60 million (€52 million) was established in 2018. Concurrent with the establishment of the reserve, an indemnification receivable of $29 million (€25 million), representing Alcoa Corporation’s 49% share of the liability, was also recorded in 2018.
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
St. Croix Proceedings
Red Dust Docket Cases, (St. Croix) f/k/a Abednego, Laurie L.A., et al. v. St. Croix Alumina, L.L.C., et al. As previously reported, on January 14, 2010, Arconic was served with a multi-plaintiff action complaint involving several thousand individual persons claiming to be residents of St. Croix who are alleged to have suffered personal injury or property damage from Hurricane Georges or winds blowing material from the St. Croix Alumina, L.L.C. (“SCA”) facility on the island of St. Croix (U.S. Virgin Islands) since the time of the hurricane. This complaint, Abednego, et al. v. Alcoa, et al. was filed in the Superior Court of the Virgin Islands, St. Croix Division. Following an unsuccessful attempt by Arconic and SCA to remove the case to federal court, the case has been lodged in the Superior Court. The complaint names as defendants the same entities that were sued in a February 1999 action arising out of the impact of Hurricane Georges on the island and added as a defendant the current owner of the alumina facility property.
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
The July 2018 status conference was canceled. On November 5, 2018, notice of an order of reassignment was entered, transferring the claims to the newly created Complex Litigation Division of the Superior Court of the Virgin Islands, Division of St. Croix. Following the transfer, the Court scheduled a status conference to discuss the most efficient manner in which to proceed with discovery. The conference took place on January 24, 2019. The Court has not issued a discovery schedule. On January 28, 2019, the plaintiffs filed a motion asking for a determination that expert testimony will not be required on the issue of causation, which defendants opposed. The Court has not ruled on that motion.
Other Contingencies
In addition to the matters discussed above, various other lawsuits, claims, and proceedings have been or may be instituted or asserted against Arconic, including those pertaining to environmental, product liability, safety and health, employment, tax and antitrust matters. While the amounts claimed in these other matters may be substantial, the ultimate liability cannot currently be determined because of the considerable uncertainties that exist. Therefore, it is possible that the Company’s liquidity or results of operations in a period could be materially affected by one or more of these other matters. However, based on facts currently available, management believes that the disposition of these other matters that are pending or asserted will not have a material adverse effect, individually or in the aggregate, on the results of operations, financial position, or cash flows of the Company.
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
On November 1, 2016, the Company completed the Separation of its business into two independent, publicly traded companies: the Company and Alcoa Corporation. The Separation was effected by means of a pro rata distribution by the Company of 80.1% of the outstanding shares of Alcoa Corporation common stock to the Company’s shareholders. The Company’s shareholders of record as of the close of business on October 20, 2016 (the “Record Date”) received one share of Alcoa Corporation common stock for every three shares of the Company’s common stock held as of the Record Date. The Company retained 19.9% of the outstanding common stock of Alcoa Corporation immediately following the Separation. See disposition of retained shares in Note V to the Consolidated Financial Statements in Part II Item 8 of this Form 10-K.
The number of holders of record of common stock was approximately 11,668 as of February 15, 2019.

Stock Performance Graph
The following graph compares the most recent five-year performance of the Company’s common stock with (1) the Standard & Poor’s (S&P) 500® Index, (2) the S&P 500® Materials Index, a group of 25 companies categorized by Standard & Poor’s as active in the “materials” market sector, (3) the S&P Aerospace & Defense Select Industry Index, a group of 33 companies categorized by Standard & Poor’s as active in the “aerospace & defense” industry and (4) the S&P 500® Industrials Index, a group of 69 companies categorized by Standard & Poor’s as active in the “industrials” market sector. The graph assumes, in each case, an initial investment of $100 on December 31, 2013, and the reinvestment of dividends. Historical prices prior to the separation of Alcoa Corporation from the Company on November 1, 2016, have been adjusted to reflect the value of the Separation transaction. The graph, table and related information shall not be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into future filings under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.
Please note that the Company intends to replace the S&P 500® Materials Index with the S&P Aerospace & Defense Select Industry Index and the S&P 500® Industrials Index in subsequent stock performance graphs. We believe that the companies and industries represented in the S&P Aerospace & Defense Select Industry Index and the S&P 500® Industrials Index better reflect the markets in which the Company currently participates. All three indices are represented in the graph below.

Copyright© 2019 Standard & Poor's, a division of S&P Global. All rights reserved.

As of December 31,	2013	2014	2015	2016	2017	2018
Arconic Inc.	$100	$149.83	$94.62	$80.22	$119.02	$74.47
S&P 500® Index	100	113.69	115.26	129.05	157.22	150.33
S&P 500® Materials Index	100	106.91	97.95	114.30	141.55	120.74
S&P Aerospace & Defense Select Industry Index	100	111.43	117.49	139.70	197.50	181.56
S&P 500® Industrials Index	100	109.83	107.04	127.23	153.99	133.53

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
(dollars in millions, except per-share amounts)

For the year ended December 31,	2018	2017	2016	2015	2014
Sales	$14,014	$12,960	$12,394	$12,413	$12,542
Amounts attributable to Arconic:
Income (loss) from continuing operations(1)	$642	$(74)	$(1,062)	$(157)	$(61)
Income (loss) from discontinued operations(2)	—	—	121	(165)	329
Net income (loss)	$642	$(74)	$(941)	$(322)	$268
Earnings (loss) per share attributable to Arconic common shareholders:(3)
Basic:
Income (loss) from continuing operations	$1.33	$(0.28)	$(2.58)	$(0.54)	$(0.21)
Income (loss) from discontinued operations	—	—	0.27	(0.39)	0.85
Net income (loss)	$1.33	$(0.28)	$(2.31)	$(0.93)	$0.64
Diluted:
Income (loss) from continuing operations	$1.30	$(0.28)	$(2.58)	$(0.54)	$(0.21)
Income (loss) from discontinued operations	—	—	0.27	(0.39)	0.84
Net income (loss)	$1.30	$(0.28)	$(2.31)	$(0.93)	$0.63
Cash dividends declared per common share(1)	$0.24	$0.24	$0.36	$0.36	$0.36
Total assets	18,693	18,718	20,038	36,477	37,298
Total debt	6,330	6,844	8,084	8,827	8,445
Cash provided from (used for) operations(4)	217	(39)	95	764	1,674
Capital expenditures:
Capital expenditures—continuing operations	768	596	827	789	775
Capital expenditures—discontinued operations	—	—	298	391	444
Total capital expenditures	$768	$596	$1,125	$1,180	$1,219

(1)
Calculated from the accompanying Statement of Consolidated Operations as Income (loss) from continuing operations after income taxes less Net income from continuing operations attributable to noncontrolling interests.

(2)
Calculated from the accompanying Statement of Consolidated Operations as Income from discontinued operations after income taxes less Net income from discontinued operations attributable to noncontrolling interests.

(3)
Per share data has been retroactively restated to reflect the 1-for-3 reverse stock split which became effective on October 6, 2016 (see Note I to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data) of this Form 10-K).

(4)
Cash provided from (used for) operations has not been restated for discontinued operations presentation for 2016 and all prior periods presented (see Basis of Presentation section of Note A to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data) of this Form 10-K). Cash provided from (used for) operations in 2014 has not been recast for the impact of the new accounting pronouncements that were adopted in the first quarter of 2018 (see Recently Adopted Accounting Guidance section of Note A to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data) of this Form 10-K).

The data presented in the Selected Financial Data table should be read in conjunction with the information provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7. and the Consolidated Financial Statements and Notes in Part II, Item 8. (Financial Statements and Supplementary Data) of this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per-share amounts; shipments in thousands of metric tons [kmt])
Overview
Our Business
Arconic (“Arconic” or the “Company”) is a global leader in lightweight metals engineering and manufacturing. Arconic’s innovative, multi-material products, which include aluminum, titanium, and nickel, are used worldwide in aerospace, automotive, commercial transportation, building and construction, industrial applications, defense, and packaging.
Arconic is a global company operating in 18 countries. Based upon the country where the point of sale occurred, the United States and Europe generated 65% and 24%, respectively, of Arconic’s sales in 2018. In addition, Arconic has operating activities in Brazil, Canada, China, Japan, and Russia, among others. Governmental policies, laws and regulations, and other economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, affect the results of operations in these countries.
Management Review of 2018 and Outlook for the Future
In 2018, Arconic’s revenues increased 8% over 2017 as a result of higher volumes across all segments including strong volume growth in aerospace engines and defense, automotive, commercial transportation, industrial, and building and construction end markets; higher aluminum pricing and favorable product mix primarily impacting the Global Rolled Products segment; and favorable foreign currency movements; partially offset by a decline in volumes in the industrial gas turbine end market; lower sales of $90 from the divestiture of the Latin America extrusions business (divested in April 2018), $54 from the divestiture of the rolling mill in Fusina, Italy (divested in March 2017), and $46 from the ramp down of Arconic's North American packaging operations (completed in December 2018); and costs of $38 in 2018 related to settlements of certain customer claims primarily related to product introductions. In the segments, Segment operating profit decreased 6% from 2017 as volume growth was more than offset by performance shortfalls in the disks operations, manufacturing inefficiencies in the Engineered Structures business, unfavorable product mix, and higher aluminum prices.
Net income was $642 in 2018 compared to a Net loss of $74 in 2017. There were several significant items that impacted the fourth quarter of 2018. The Company recognized proceeds of approximately $300 in cash and recorded a gain of $119 ($154 pre-tax) on the sale of the Texarkana rolling mill. The Company recorded a loss of $39 ($43 pre-tax) on the sale of the Eger, Hungary forgings business. The Company also recorded a charge of $72 ($92 pre-tax) for pension plan settlement charges associated with significant lump sum payments made to participants. Additionally, the Company recorded several discrete tax items, including benefits related to the reversal of a foreign deferred tax liability of $74 as well as the release of valuation allowances and revaluation of deferred taxes.
Management continued its focus on liquidity and cash flows as well as improving its operating performance through cost reductions, streamlined organizational structures, margin enhancement, and profitable revenue generation. Management has continued its intensified focus on capital efficiency. This focus and the related results enabled Arconic to end 2018 with a solid financial position.
The following financial information reflects certain key measures of Arconic’s 2018 results:

•	Sales of $14,014, up 8% from 2017, with growth from all segments as key end markets remained healthy, and Net income of $642, or $1.30 per diluted share;

•	Total segment operating profit of $1,581, a decrease of $97, or 6%, from 2017[1];

•	Cash provided from operations of $217, cash used for financing activities of $649, and cash provided from investing activities of $565, reflecting improvements in working capital;

•	Cash on hand at the end of the year of $2,277; and

•	Total debt of $6,330, a decrease in total debt of $514 from 2017.
(1) For the reconciliation of Total segment operating profit to Consolidated income before income taxes and related information, see page 43.
On January 22, 2019, the Company announced that its Board of Directors (the Board) had determined to no longer pursue a potential sale of Arconic as part of its strategy and portfolio review. Management and the Board have been conducting a rigorous and comprehensive strategy and portfolio review over the past year and as part of that process had considered a sale of the Company, among other matters. However, the Company did not receive a proposal for a full-Company transaction that management and the Board believed would be in the best interest of Arconic’s shareholders and other stakeholders. Management and the Board remain confident in Arconic’s significant potential and are strongly focused on enhancing value for shareholders, through continued operational improvements and through other potential initiatives which have been previously identified in the strategy and portfolio review. The Company has announced the following key initiatives as part of its ongoing strategy and portfolio review:

•	Commenced plans to reduce operating costs by approximately $200 on an annual run-rate basis, designed to maximize the impact in 2019;

•	Announced the planned separation of its portfolio into Engineered Products and Forgings and Global Rolled Products, with a spin-off of one of the businesses;

•	Considering the potential sale of businesses that do not best fit into one of the two segments above;

•	Intends to execute its previously authorized $500 share repurchase program in the first half of 2019;

•	The Board also authorized an additional $500 of share repurchases, effective through the end of 2020; and

•	Expects to reduce its quarterly common stock dividend from $0.06 to $0.02 per share.
On February 6, 2019, the Company announced that the Board appointed John C. Plant, current Chairman of the Board, as Chairman and Chief Executive Officer of the Company, effective February 6, 2019, to succeed Chip Blankenship, who ceased to serve as Chief Executive Officer of the Company and resigned as a member of the Board, in each case as of that date. In addition, the Company announced that the Board appointed Elmer L. Doty, current member of the Board, as President and Chief Operating Officer, a newly created position, effective February 6, 2019. Mr. Doty will remain a member of the Board. The Company also announced that Arthur D. Collins, Jr., current member of the Board, has been appointed interim Lead Independent Director of the Company, effective February 6, 2019.
On February 19, 2019, the Company entered into an accelerated share repurchase (“ASR”) agreement with JPMorgan Chase Bank to repurchase $700 of its common stock, pursuant to the share repurchase program previously authorized by the Board. Under the ASR agreement, Arconic will receive initial delivery of approximately 32 million shares on February 21, 2019. The final number of shares to be repurchased will be based on the volume-weighted average price of Arconic’s common stock during the term of the transaction, less a discount. The ASR agreement is expected to be completed during the first half of 2019.
The Company will evaluate its organizational structure in conjunction with the planned separation of its portfolio and changes to its reportable segments are expected in the first half of 2019.
In 2019, management projects that sales will be up approximately 2% to 4% supported by increases in most of the Company’s key end markets, as robust growth and the Company’s unique position in those markets is expected to continue. These increases will be partly offset by the expected decline in aluminum prices in 2019 compared with 2018. Earnings per share is expected to grow as management continues to focus on operational performance and driving further cost reductions. The Company expects favorable impacts from volume, net cost savings, aerospace pricing, and lower aluminum pricing, which will be pressured by the continuation of new product introductions in aerospace as well as higher transportation costs and aluminum scrap spreads. Cash flows are expected to keep pace for the full year in 2019 compared with 2018, resulting from improved operating performance and the focus on capital efficiency that is expected to drive lower capital expenditures. Cash flows in the first quarter of 2019 are expected to reflect the typical use of cash based on anticipated timing of working capital increases and interest payments.
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
On October 31, 2016, Arconic entered into several agreements with Alcoa Corporation that govern the relationship of the parties following the completion of the Separation Transaction. These agreements include the following: Separation and Distribution Agreement, Transition Services Agreement, Tax Matters Agreement, Employee Matters Agreement, Alcoa Corporation to Arconic Inc. Patent, Know-How, and Trade Secret License Agreement, Arconic Inc. to Alcoa Corporation Patent, Know-How, and Trade Secret License Agreement, Alcoa Corporation to Arconic Inc. Trademark License Agreement, Toll Processing and Services Agreement, Master Agreement for the Supply of Primary Aluminum, Massena Lease and

Operations Agreement, Fusina Lease and Operations Agreement, and Stockholder and Registration Rights Agreement. The Toll Processing and Services Agreement expired by its terms at the end of 2018.
Results of Operations
Earnings Summary
Sales. Sales for 2018 were $14,014 compared with $12,960 in 2017, an increase of $1,054, or 8%. The increase was the result of strong volume growth across all segments, primarily in the aerospace engines and defense, automotive, commercial transportation, industrial, and building and construction end markets; higher aluminum prices and favorable product mix primarily in the Global Rolled Products segment; and favorable foreign currency movements; partially offset by a decline in volumes in the industrial gas turbine end market; lower sales of $190 from the divestitures of the Latin America extrusions business (divested in April 2018), the rolling mill in Fusina, Italy (divested in March 2017), and the ramp down of Arconic's North American packaging operations (completed in December 2018); and costs of $38 in 2018 related to settlements of certain customer claims primarily related to product introductions.
Sales for 2017 were $12,960 compared with $12,394 in 2016, an increase of $566, or 5%. The increase was the result of strong volume growth in all segments and higher aluminum pricing, partially offset by the planned ramp down and Toll Processing Agreement relating to the Company’s North America packaging business in Tennessee in the Global Rolled Products segment, as well as unfavorable product pricing in both the Engineered Products and Solutions and Global Rolled Products segments. Pursuant to the Toll Processing Agreement that Arconic entered into with Alcoa Corporation on October 31, 2016 in connection with the Separation Transaction, Arconic provides can body stock to Alcoa Corporation using aluminum supplied by Alcoa Corporation, resulting in the absence of metal sales in 2017 compared to 2016.
Cost of Goods Sold (COGS). COGS as a percentage of Sales was 81.3% in 2018 compared with 78.9% in 2017. The increase was the result of higher aluminum prices; unfavorable aerospace product mix; higher transportation costs; manufacturing inefficiencies in the Engineered Structures business; performance shortfalls in the disks operations; costs related to settlements of certain customer claims noted above; and the impact of a $23 charge related to a physical inventory adjustment at one plant in the Engineered Products and Solutions segment that was recorded in the second quarter of 2018. While a portion of this charge for the physical inventory adjustment related to prior years, the majority related to the first half of 2018. The out-of-period amounts were not material to any interim or annual periods.
COGS as a percentage of Sales was 78.9% in 2017 compared with 78.2% in 2016. The increase was primarily attributable to cost increases, including net higher aluminum prices of $84 and ramp-up costs related to new commercial aerospace engines, and a lower margin product mix, partially offset by net cost savings.
Selling, General Administrative, and Other Expenses (SG&A). SG&A expenses were $604, or 4.3% of Sales, in 2018 compared with $715, or 5.5% of Sales, in 2017. The decrease in SG&A was the result of proxy, advisory and governance-related costs of $58, costs related to the separation of Alcoa Inc. of $18, and costs associated with the Company’s Delaware reincorporation of $3 in 2017, none of which recurred in 2018. Additionally, lower expenses driven by lower annual incentive compensation accruals and overhead cost reductions were somewhat offset by an increase in legal and other advisory costs related to Grenfell Tower of $4 as well as strategy and portfolio review costs of $7 in 2018.
SG&A expenses were $715, or 5.5% of Sales, in 2017 compared with $924, or 7.5% of Sales, in 2016. The decrease in SG&A was the result of expenses related to the Separation Transaction of $193 in 2016 compared to $18 in 2017, as well as ongoing overhead cost reduction efforts, partially offset by proxy, advisory and governance-related costs of $58, external legal and other advisory costs related to Grenfell Tower of $14, and costs associated with the Company’s Delaware reincorporation of $3 in 2017.
Research and Development Expenses (R&D). R&D expenses were $103 in 2018 compared with $109 in 2017 and $130 in 2016. The decrease in both periods was the result of lower spending.
Provision for Depreciation and Amortization (D&A). The provision for D&A was $576 in 2018 compared with $551 in 2017 and $535 in 2016. The increase in both periods was primarily due to capital projects placed into service.
Impairment of Goodwill. In 2017, the Company recognized an impairment of goodwill of $719 related to the annual impairment review of the Arconic Forgings and Extrusions business (see Goodwill under Critical Accounting Policies and Estimates below).
Restructuring and Other Charges. Restructuring and other charges were $9 in 2018 compared with $165 in 2017. The decrease of $156 was primarily due to the gain on the sale of the Texarkana rolling mill of $154, lower layoff costs, and a postretirement curtailment benefit of $28, partially offset by pension plan settlement charges of $96 associated with significant lump sum payments made to participants, a loss on the sale of the Eger, Hungary forgings business of $43, and pension curtailment charges of $23. In 2017, the Company recorded a loss on the sale of the Fusina, Italy rolling mill of $60 and a charge for the impairment of assets associated with the sale of the Latin America extrusions business of $41. See Note T to the to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data) of this Form 10-K.
Restructuring and other charges were $165 in 2017 compared with $155 in 2016. The increase of $10 was primarily due to a loss of $60 on the sale of the Fusina, Italy rolling mill and a charge of $41 for the impairment of assets associated with the sale of the Latin America extrusions business (divested in 2018) in 2017, partially offset by $57 for costs related to the exit of certain legacy Firth Rixson operations in the U.K. and $37 for exit costs related to the decision in 2016 to permanently shut down a can sheet facility. See Note T to the to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data) of this Form 10-K.
Interest Expense. Interest expense was $378 in 2018 compared with $496 in 2017. The decrease of $118, or 24%, was the result of higher costs incurred in 2017 related to the early redemption of the Company’s outstanding debt than were incurred during 2018, as well as lower debt outstanding.
Interest expense was $496 in 2017 compared with $499 in 2016. The decrease of $3, or 1%, was primarily due to lower interest expense resulting from lower outstanding debt, mostly offset by $73 primarily in higher premiums paid in 2017 related to the early redemption of $1,250 in debt. In the second quarter of 2017, Arconic redeemed all of the Company’s 6.50% Bonds due 2018 and 6.75% Notes due 2018, and a portion of the Company’s 5.72% Notes due 2019 in advance of the respective maturity dates.
Other Expense (Income), Net. Other expense, net was $79 in 2018 compared with Other income, net of $486 in 2017. The decrease in other income, net of $565 was the result of gains recorded during 2017 related to the sale of a portion of Arconic’s investment in Alcoa Corporation common stock of $351, the Debt-for-Equity Exchange (in April and May 2017, the Company acquired a portion of its outstanding notes held by two investment banks (the “Investment Banks”) in exchange for cash and the Company’s remaining 12,958,767 shares (valued at $35.91 per share) in Alcoa Corporation stock and recorded a gain of $167), income of $81 associated with an adjustment to the contingent earn-out liability related to the Firth Rixson acquisition (see Note T to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data) of this Form 10-K), and income of $25 due to the reversal of a liability associated with a separation-related guarantee, none of which recurred in 2018, and unfavorable foreign currency movements, somewhat offset by lower non-service related net periodic benefit cost and the benefit of $29 from establishing a tax indemnification receivable reflecting Alcoa Corporation’s 49% share of a Spanish tax reserve (see Note U to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data) of this Form 10-K).
Other income, net was $486 in 2017 compared with Other expense, net of $41 in 2016. The increase in other income, net of $527 was primarily due to the gain on the sale of a portion of Arconic’s investment in Alcoa Corporation common stock of $351 (in February 2017, the Company sold 23,353,000 shares of Alcoa Corporation stock at $38.03 per share, which resulted in cash proceeds of $888 and a gain of $351) and the gain of $167 on the Debt-for-Equity Exchange, income of $25 associated with a higher reversal of a contingent earn-out liability related to the Firth Rixson acquisition (see Note T to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data) of this Form 10-K), and income of $25 due to the reversal of a liability associated with a separation-related guarantee. The Company was required to provide a guarantee for an Alcoa Corporation electricity contract in the event of an Alcoa Corporation payment default. In the fourth quarter of 2017, Alcoa Corporation announced that it had terminated the electricity contract at its Rockdale Operations and, as a result, Arconic reversed its associated guarantee liability.
Income Taxes. Arconic’s effective tax rate was 26.0% in 2018 compared with the U.S. federal statutory rate of 21%. The effective tax rate differs from the U.S. federal statutory rate primarily as a result of a $60 charge to establish a tax reserve in Spain, a $59 net charge resulting from the Company’s finalized analysis of the U.S. Tax Cuts and Jobs Acts of 2017 ("the 2017 Act"), a $13 charge for U.S. state taxes, foreign income taxed in higher rate jurisdictions, and foreign losses with no tax benefit, partially offset by a $74 benefit related to the reversal of a foreign recapture obligation, a $38 benefit to reverse a foreign tax reserve that is effectively settled, and a $10 benefit for the release of U.S. valuation allowances.
Arconic’s effective tax rate was 115.7% in 2017 compared with the U.S. federal statutory rate of 35%. The effective tax rate differs from the U.S. federal statutory rate primarily as a result of a $719 impairment of goodwill, a $41 impairment of assets in the Latin America extrusions business, and a $60 charge related to the sale of a rolling mill in Italy that are nondeductible for income tax purposes, a $272 tax charge as a provisional impact of the 2017 Act, and a $23 tax charge for an increase in an uncertain tax position in Germany, partially offset by a $73 tax benefit related to the sale and Debt-for-Equity Exchange of the Alcoa Corporation stock, a $69 tax benefit for the release of U.S. state valuation allowances net of the federal tax benefit, a $27 favorable tax impact associated with a non-taxable earn-out liability adjustment in connection with the Firth Rixson acquisition, and by foreign income taxed in lower rate jurisdictions.
Arconic’s effective tax rate was 356.5% in 2016 compared with the U.S. federal statutory rate of 35%. The effective tax rate differs from the U.S. federal statutory rate primarily due to a $1,267 discrete income tax charge for valuation allowances related to the Separation Transaction (see Note H to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data) of this Form 10-K), a $95 tax charge associated with the redemption of company-owned life insurance policies whose tax basis was less than the redemption amount resulting in a taxable gain, a $51 net charge for the remeasurement of certain deferred tax assets and liabilities due to tax rate and tax law changes, and a $34 unfavorable tax impact related to certain separation costs which are nondeductible for income tax purposes, somewhat offset by a $39 discrete income tax benefit for the release of valuation allowances in Canada and Russia, a $38 tax benefit related to currency impacts of a distribution of previously taxed income, and a $26 favorable tax impact associated with non-taxable settlement proceeds and earn-out liability adjustments in connection with the Firth Rixson acquisition.
Management anticipates that the effective tax rate in 2019 will be between 26.5% and 28.5%. However, business portfolio actions, changes in the current economic environment, tax legislation or rate changes, currency fluctuations, ability to realize deferred tax assets, movements in stock price impacting tax benefits or deficiencies on stock-based payment awards, and the results of operations in certain taxing jurisdictions may cause this estimated rate to fluctuate.
Income (Loss) From Continuing Operations After Income Taxes. Income from continuing operations after income taxes was $642 for 2018, or $1.30 per diluted share, compared to a loss from continuing operations after income taxes of $74 for 2017, or $0.28 per share. The increase in results of $716 was due in part to the following items that occurred in 2017 but did not recur in 2018: a charge for goodwill impairment of $719 ($719 pre-tax); gains related to the sale of a portion of Arconic’s investment in Alcoa Corporation common stock and the Debt-for-Equity Exchange of $405 ($518 pre-tax); and favorable adjustments of $97 ($106 pre-tax) to contingent earn-out and guarantee liabilities as noted below. Additional favorable impacts in 2018 included: volume growth across all segments; lower SG&A expenses due to proxy and separation costs incurred in 2017 and not recurring in 2018, as well as lower incentive compensation accruals; lower Restructuring and other charges driven primarily by the gain on sale of the Texarkana rolling mill, offset by pension settlement charges and the loss on sale of the Eger, Hungary forgings business; lower Interest expense due to lower debt levels; lower pension expenses; and lower Income taxes. These favorable impacts were partially offset by unfavorable aerospace product mix, higher aluminum prices, manufacturing inefficiencies in the Engineered Structures business, performance shortfalls in the disks operations, settlements of certain customer claims, and an unfavorable physical inventory adjustment at one plant.
Loss from continuing operations after income taxes was $74 for 2017, or $0.28 per diluted share, compared with $1,062 for 2016, or $2.58 per share. The increase in results of $988 was primarily attributable to charges for tax valuation allowances and costs related to the Separation Transaction in 2016; a gain of $238 ($351 pre-tax) on the sale of a portion of Arconic’s investment in Alcoa Corporation common stock and a gain of $167 ($167 pre-tax) on the Debt-for-Equity Exchange in 2017; income of $25 ($25 pre-tax) associated with a higher reversal of a contingent earn-out liability related to the Firth Rixson acquisition and income of $16 ($25 pre-tax) due to the reversal of a liability associated with a separation-related guarantee; net cost savings; and higher sales volumes across all segments; partially offset by a charge for goodwill impairment of $719 ($719 pre-tax); a charge related to the 2017 Act of $272; $47 ($73 pre-tax) of higher premiums paid for the early redemption of debt in 2017; higher LIFO inventory expense associated with higher aluminum prices; charges for asset impairments of the Fusina, Italy rolling mill of $60 ($60 pre-tax) and Latin America extrusions business of $41 ($41 pre-tax) based on the sale of these businesses; unfavorable product pricing, primarily in aerospace; and lower-margin product mix.
Segment Information
Arconic’s operations consist of three worldwide reportable segments: Engineered Products and Solutions, Global Rolled Products and Transportation and Construction Solutions (see below). In the first quarter of 2018, the Company changed its primary measure of segment performance from Adjusted earnings before interest, tax, depreciation, and amortization (“Adjusted EBITDA”) to Segment operating profit, which more closely aligns segment performance with Operating income as presented in the Statement of Consolidated Operations. Segment performance under Arconic’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is Segment operating profit. Arconic’s definition of Segment operating profit is Operating income excluding Special items. Special items include Restructuring and other charges and Impairment of goodwill. Segment operating profit also includes certain items that, under the previous segment performance measure, were recorded in Corporate, such as the impact of LIFO inventory accounting, metal price lag, intersegment profit eliminations, and derivative activities. Segment operating profit may not be comparable to similarly titled measures of other companies. Differences between segment totals and consolidated Arconic are in Corporate. Prior period financial information has been recast to conform to current year presentation.
Segment operating profit for all reportable segments totaled $1,581 in 2018, $1,678 in 2017, and $1,622 in 2016. The following information provides Sales and Segment operating profit for each reportable segment, as well as certain shipment data for Global Rolled Products, for each of the three years in the period ended December 31, 2018. See Note C to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data) of this Form 10-K.

Engineered Products and Solutions

	2018	2017	2016
Third-party sales	$6,316	$5,943	$5,728
Segment operating profit	$891	$964	$955
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
On December 31, 2018, as part of the Company’s ongoing strategy and portfolio review, Arconic completed the sale of its Eger, Hungary forgings business that manufactured high volume steel forgings for drivetrain components in the European heavy-duty truck and automotive market. This business generated third-party sales of $32, $38, and $29 in 2018, 2017, and 2016, respectively, and had 180 employees at the time of the divestiture. See Restructuring and other charges under Results of Operations above.
In April 2016, Arconic completed the sale of the Remmele Medical business (that was part of the RTI International Metals Inc. (RTI) acquisition) that manufactured precision-machined metal products for customers in the minimally invasive surgical device and implantable device markets. Remmele Medical generated third-party sales of $23 from January 1, 2016 through the divestiture date, and, at the time of the divestiture, had approximately 330 employees.
Third-party sales for the Engineered Products and Solutions segment increased $373, or 6%, in 2018 compared with 2017, primarily attributable to higher volumes in the aerospace engines and defense end markets and favorable foreign currency movements, partially offset by a decline in volumes in the industrial gas turbine market and lower aerospace pricing principally in the fasteners business.
Third-party sales for this segment increased $215, or 4%, in 2017 compared with 2016, primarily attributable to volume growth in both aerospace engines and airframes, partially offset by lower product pricing, primarily in the aerospace end market, and the absence of sales of $23 related to the Remmele Medical business, which was sold in April 2016.
Segment operating profit for the Engineered Products and Solutions segment decreased $73, or 8%, in 2018 compared with 2017, primarily attributable to performance shortfalls in the disks operations; manufacturing inefficiencies in the Engineered Structures business, including the now resolved forging press outage at the Cleveland facility that impacted the fourth quarter of 2018 with higher costs of $10; unfavorable aerospace engine mix and new product introductions; a physical inventory adjustment of $23; and lower aerospace pricing principally in the fasteners business; partly offset by the strength in aerospace engine and defense volumes.
Segment operating profit for this segment increased $9, or 1%, in 2017 compared with 2016, primarily on higher volumes and net cost savings, partially offset by product pricing pressures, ramp up costs associated with increasing production volumes of new aerospace engine parts, and a lower margin product mix.
In 2019, demand in the commercial aerospace end market is expected to remain strong, driven by the ramp-up of new aerospace engine platforms. Demand in the defense end market is expected to grow due to the continuing ramp-up of certain aerospace programs, while declines in the industrial gas turbine market are expected to continue, albeit at lower levels than in 2018. Net cost savings and favorable pricing are expected.

Global Rolled Products(1)

	2018	2017	2016
Third-party sales	$5,604	$5,000	$4,865
Intersegment sales	160	148	118
Total sales	$5,764	$5,148	$4,983
Segment operating profit	$386	$424	$421
Third-party aluminum shipments (kmt)	1,249	1,197	1,339

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
On April 6, 2018, the U.S. Treasury Department’s Office of Foreign Asset Control (“OFAC”) announced new sanctions against Russian “oligarchs” and extended those sanctions to companies that are majority-owned or substantively controlled by those oligarchs. These sanctions block U.S. persons - both individuals and companies - from engaging in transactions with listed oligarchs and their companies. These sanctions originally extended to UC Rusal PLC (“Rusal”), which supplies primary aluminum to Arconic in Europe, the United States, and to the Company’s Samara plant in Russia. The Company operated under a series of temporary licenses issued by OFAC until January 27, 2019 when OFAC removed Rusal from the list of sanctioned parties. The Company complies with and expects to continue to comply with all other aspects of these sanctions and we do not anticipate any interruption in Samara’s ability to operate normally.
In March 2017, Arconic completed the sale of its Fusina, Italy rolling mill. The rolling mill generated third-party sales of $54 and $165 for 2017 and 2016, respectively. At the time of the divestiture, the rolling mill had approximately 312 employees. See Restructuring and other charges under Results of Operations above.
On November 1, 2016, Arconic entered into a Toll Processing Agreement with Alcoa Corporation for the tolling of metal for the Warrick, IN rolling mill which became a part of Alcoa Corporation upon the completion of the Separation Transaction. As part of this arrangement, Arconic provided a toll processing service to Alcoa Corporation to produce can sheet products at its facility in Tennessee through the end date of the contract, December 31, 2018. Alcoa Corporation supplied all required raw materials to Arconic and Arconic processed the raw materials into finished can sheet coils ready for shipment to the end customer. Tolling revenue for 2018, 2017, and the two months ended December 31, 2016 was $144, $190 and $37, respectively.
Third-party sales for the Global Rolled Products segment increased $604, or 12%, in 2018 compared with 2017, primarily attributable to higher aluminum prices; higher volumes in the automotive, commercial transportation, and industrial end markets; and favorable product mix; partially offset by the absence of sales of $54 from the rolling mill in Fusina, Italy (divested in March 2017) and the planned ramp down of Arconic's North American packaging operations (completed in December 2018).
Third-party sales for this segment increased $135, or 3%, in 2017 compared with 2016, primarily attributable to volume growth in the automotive end market and higher aluminum pricing, partially offset by the impact of $362 associated with the ramp-down and Toll Processing Agreement with Alcoa Corporation at the Company’s North America packaging business in Tennessee, the absence of sales of $111 from the rolling mill in Fusina, Italy, aerospace customer inventory destocking and reduced build rates, and pricing pressures in the global packaging market.
Segment operating profit for the Global Rolled Products segment decreased $38, or 9%, in 2018 compared with 2017, primarily driven by unfavorable aerospace wide-body production mix, higher aluminum prices, and higher transportation costs and scrap spreads, partially offset by higher automotive, commercial transportation and industrial volumes. The higher aluminum prices negatively impacted segment operating profit margin by $30, or 100 basis points, in 2018 compared with 2017.
Segment operating profit for this segment increased $3, or 1%, in 2017 compared with 2016, primarily driven by net cost savings and increased automotive volumes, partially offset by lower aerospace volume from customer destocking and reduced build rates, continued pricing pressure on global packaging products and higher aluminum prices. The higher aluminum prices negatively impacted segment operating profit margin by $37, or 150 basis points, in 2017 compared with 2016.
In 2019, demand in the North America commercial transportation, brazing, and industrial end markets is expected to grow as a result of the International Trade Commission initiated common alloy trade case. Demand in the automotive end market is expected to continue to grow due to the growing demand for innovative products and aluminum-intensive vehicles. Demand from the commercial airframe end market is expected to be flat as the ramp-up of new programs is offset by lower build rates for aluminum intensive wide-body programs. Net productivity improvements are anticipated to continue.
Transportation and Construction Solutions

	2018	2017	2016
Third-party sales	$2,126	$2,011	$1,802
Segment operating profit	$304	$290	$246
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
On July 31, 2018, the Company announced that it had initiated a sale process of its Building and Construction Systems (BCS) business, as part of the Company’s ongoing strategy and portfolio review that commenced in January 2018. BCS generated third-party sales of approximately $1,140, $1,070, and $1,010 for 2018, 2017, and 2016, respectively. The sale process continues to progress. The Company’s decision regarding whether to sell the business will not be finalized until final binding offers are evaluated. Until the Company makes that final decision, the BCS business will remain classified as held and in-use in the Consolidated Financial Statements.
On April 2, 2018, Arconic completed the sale of its Latin America extrusions business as part of its continued drive to streamline its business portfolio, reduce complexity and further focus on its higher-margin products and profitable growth. This business generated sales of $25, $115, and $103 in 2018, 2017, and 2016 respectively, and had 612 employees at the time of the divestiture. See Restructuring and Other Charges under Results of Operations above.
Third-party sales for the Transportation and Construction Solutions segment increased $115, or 6%, in 2018 compared with 2017, primarily driven by higher volumes in the commercial transportation and building and construction end markets, favorable foreign currency movements and higher aluminum prices, partially offset by the absence of sales of $90 resulting from the divestiture of the Latin America extrusions business in April 2018.
Third-party sales for this segment increased $209, or 12%, in 2017 compared with 2016, primarily driven by increased volumes in the commercial transportation and building and construction end markets, higher aluminum pricing, and favorable foreign currency movements, partially offset by lower product pricing.
Segment operating profit for the Transportation and Construction Solutions segment increased $14, or 5%, in 2018 compared with 2017, principally driven by higher volumes in the commercial transportation and building and construction end markets and net cost savings, which more than offset higher aluminum prices. The higher aluminum prices negatively impacted segment operating margin by $57, or 270 basis points, in 2018 compared with 2017.
Segment operating profit for this segment increased $44, or 18%, in 2017 compared with 2016, principally driven by net cost savings and higher volumes, partially offset by lower product pricing in the heavy-duty truck market, unfavorable product mix, and higher aluminum prices. The higher aluminum prices negatively impacted segment operating margin by $8, or 90 basis points, in 2017 compared with 2016.
In 2019, we expect continued growth in the North American and European commercial transportation and building and construction markets and continued demand for innovative products. Net productivity improvements are anticipated to continue.

Reconciliation of Total segment operating profit to Consolidated income from continuing operations before income taxes

	2018	2017	2016
Total segment operating profit	$1,581	$1,678	$1,622
Unallocated amounts:
Impairment of goodwill	—	(719)	—
Restructuring and other charges	(9)	(165)	(155)
Corporate expense	(247)	(314)	(513)
Consolidated operating income	$1,325	$480	$954
Interest expense	(378)	(496)	(499)
Other (expense) income, net	(79)	486	(41)
Consolidated income from continuing operations before income taxes	$868	$470	$414
See Restructuring and Other Charges, Impairment of Goodwill, Interest Expense, and Other Expense (Income), Net discussions above under Results of Operations for reference.
Corporate expense decreased in 2018 compared with 2017 primarily due to proxy, advisory and governance-related costs of $58 and costs related to the separation of Alcoa Inc. of $18 in 2017, neither of which recurred in 2018. Also, lower expenses driven by lower annual incentive compensation accruals and overhead cost reductions were partially offset by costs incurred in the second quarter of 2018 related to the settlements of certain customer claims primarily related to product introductions of $38, an increase in legal and other advisory costs related to Grenfell Tower of $4, and strategy and portfolio review costs of $7 in 2018.
Corporate expense decreased in 2017 compared with 2016 primarily attributable to costs incurred in 2016 related to the Separation Transaction, partially offset by proxy, advisory and governance-related costs and legal and other advisory costs related to Grenfell Tower incurred in 2017.
Environmental Matters
See the Environmental Matters section of Note U to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
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
At December 31, 2018, cash and cash equivalents of Arconic were $2,277, of which $541 was held by Arconic's non-U.S. subsidiaries. If the cash held by non-U.S. subsidiaries were to be repatriated to the U.S., the company does not expect there to be additional material income tax consequences.
The Statement of Consolidated Cash Flows has not been restated for discontinued operations, therefore the discussion below concerning Operating Activities, Financing Activities, and Investing Activities for the year ended December 31, 2016 includes the results of both Arconic and Alcoa Corporation up through the completion of the Separation Transaction on November 1, 2016.
Operating Activities
Cash provided from operations in 2018 was $217 compared with cash used for operations of $39 in 2017. The increase of $256 was primarily due to lower working capital of $209 and a favorable change in noncurrent liabilities of $169 due primarily to reversals in 2017 related to the Firth Rixson earn-out liability of $81 and separation-related guarantee liability of $25, partially offset by lower operating results. The components of the change in working capital included favorable changes of $277 in accounts payable, $127 in taxes, including income taxes, and $118 in inventories, partially offset by unfavorable changes of $227 in receivables, $74 in accrued expenses, and $12 in prepaid expenses and other current assets.
Cash used for operations in 2017 was $39 compared with Cash provided from operations $95 in 2016. The decrease of $134 was primarily due to lower operating results and higher pension contributions of $20, partially offset by a favorable change in noncurrent assets of $111 due to the prepayment of $200 made in April 2016 related to a gas supply agreement for the Australia alumina refineries (Alcoa Corporation), a favorable change in noncurrent liabilities of $55, and lower cash used for working capital of $17. The components of the change in working capital included favorable changes of $101 in receivables; $87 in prepaid expenses and other current assets; and $278 in accrued expenses; mostly offset by unfavorable changes in working capital, including $163 in inventories; $170 in accounts payable, trade; and $116 in taxes, including income taxes.
Financing Activities
Cash used for financing activities was $649 in 2018 compared with $1,015 in 2017 and $757 in 2016.
The use of cash in 2018 was principally the result of $1,103 in repayments on borrowings under certain revolving credit facilities (see below) and repayments on debt, primarily related to the early redemption of the remaining outstanding 5.72% Notes due in 2019 (see Note P to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data) of this Form 10-K) and $119 in dividends to shareholders. These items were partially offset by $600 in additions to debt, primarily from borrowings under certain revolving credit facilities.
The use of cash in 2017 was principally the result of $1,634 in repayments on borrowings under certain revolving credit facilities (see below) and repayments on debt, primarily related to the early redemption of the Company’s 6.50% Bonds due 2018, 6.75% Notes due 2018, and a portion of the 5.72% Notes due 2019 (see Note P to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data) of this Form 10-K); $162 in dividends to shareholders; and $52 in premiums paid on early redemption of debt. These items were partially offset by $816 in additions to debt, primarily from borrowings under certain revolving credit facilities, and $50 of proceeds from the exercise of stock options.
The use of cash in 2016 was principally the result of $2,734 in payments on debt, mostly related to the repayment of borrowings under certain revolving credit facilitates (see below) and the repayment in December 2016 of $750 of outstanding principal of 5.55% Notes due February 2017; $228 in dividends to shareholders; and $175 in net cash paid to noncontrolling interests (Alcoa Corporation). These items were mostly offset by $1,962 in additions to debt, virtually all of which was the result of borrowing under certain revolving credit facilities, and $421 in net cash transferred from Alcoa Corporation at the completion of the Separation Transaction.
In July 2015, through the acquisition of RTI, Arconic assumed the obligation to repay two tranches of convertible debt; one tranche was due and settled in cash on December 1, 2015 (principal amount of $115) and the other tranche is due on October 15, 2019 (principal amount of $403), unless earlier converted or purchased by Arconic at the holder’s option under specific conditions. Upon conversion of the 2019 convertible notes, holders will receive, at Arconic’s election, cash, shares of common stock (approximately 14,453,000 shares using the December 31, 2018 conversion rate of 35.9125 shares per $1,000 (not in millions) bond or per-share conversion price of $27.8455), or a combination of cash and shares. On the maturity date, each holder of outstanding notes will be entitled to receive $1,000 (not in millions) in cash for each $1,000 (not in millions) bond, together with accrued and unpaid interest.
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
Arconic maintains a Five-Year Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and issuers named therein that expires on June 29, 2023 and provides for a senior unsecured revolving credit facility of $3,000. In addition to the Credit Agreement, Arconic has a number of other credit agreements that provide a combined borrowing capacity of $715 as of December 31, 2018. See Note P to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data) of this Form 10-K.
Arconic’s costs of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to Arconic by the major credit rating agencies.
On May 1, 2017, Standard and Poor’s Ratings Services (S&P) affirmed Arconic’s long-term debt at BBB-, an investment grade rating, with a stable outlook, and its short-term debt at A-3. On February 7, 2019, S&P changed the outlook from stable to negative credit watch. On November 1, 2016, Moody’s Investor Service (Moody’s) downgraded Arconic’s long-term debt rating from Ba1, a non-investment grade, to Ba2 and its short-term debt rating from Speculative Grade Liquidity-1 to Speculative Grade Liquidity-2. Additionally, Moody’s changed the outlook from negative to stable (ratings and outlook were affirmed on November 2, 2017 and October 8, 2018). On April 21, 2016, Fitch affirmed Arconic’s long-term debt rating at BB+, a non-investment grade, and short-term debt at B. Additionally, Fitch changed the outlook from positive to evolving. On July 7, 2016, Fitch changed the outlook from evolving to stable (ratings and outlook were affirmed on July 3, 2017). On September

27, 2018, Fitch changed the outlook from stable to positive (ratings and outlook were affirmed on September 27, 2018).
Investing Activities
Cash provided from investing activities was $565 in 2018 compared with $1,320 in 2017 and $591 in 2016.
The source of cash in 2018 included cash receipts from sold receivables of $1,016 and proceeds from the sale of the Texarkana, Texas rolling mill and cast house of $302, partially offset by capital expenditures of $768, including the horizontal heat treat furnace at the Davenport, Iowa plant and an expansion of a wheels plant in Szekesfehervar, Hungary.
The source of cash in 2017 included proceeds of $888 from the sale of a portion of Arconic’s investment in Alcoa Corporation common stock, cash receipts from sold receivables of $792, and the receipt of proceeds from the sale of the Yadkin Hydroelectric Project of $243, somewhat offset by cash used for capital expenditures of $596, including the aerospace expansion (very thick plate stretcher and horizontal heat treat furnace) at the Davenport, Iowa plant and a titanium aluminide furnace at the Niles, Ohio facility, and the injection of $10 into the Fusina rolling business prior to its sale.
The source of cash in 2016 was mainly due to $778 of cash receipts from sold receivables, $692 in proceeds from the sale of assets and businesses, including $457 from the redemption of company-owned life insurance policies, $120 in proceeds related to the sale of the Intalco smelter wharf property (Alcoa Corporation), and $102 in proceeds ($99 net of transaction costs) from the sale of the Remmele Medical business, which was part of Arconic’s acquisition of RTI in July 2015; and $280 in sales of investments, composed primarily of $145 for an equity interest in a natural gas pipeline in Australia (Alcoa Corporation) and $130 for securities held by Arconic’s captive insurance company. These sources of cash were partially offset by $1,125 in capital expenditures ($298 Alcoa Corporation), 29% of which related to growth projects, including the aerospace expansion (very thick plate stretcher) at the Davenport, Iowa plant and a titanium aluminide furnace at the Niles, Ohio facility.
Noncash Financing and Investing Activities
On October 2, 2017, all outstanding 24,975,978 depositary shares (each depositary share representing a 1/10th interest in a share of the mandatory convertible preferred stock) were converted at a rate of 1.56996 into 39,211,286 common shares; 24,022 depositary shares were previously tendered for early conversion into 31,420 shares of Arconic common stock. No gain or loss was recognized associated with this equity transaction. See Note I to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data) of this Form 10-K.
In the second quarter of 2017, the Company completed a Debt-for-Equity Exchange with the Investment Banks for the remaining portion of Arconic’s retained interest in Alcoa Corporation common stock for a portion of the Company’s outstanding notes held by the Investment Banks for $465 including accrued and unpaid interest. See Note P to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data) of this Form 10-K.
On October 5, 2016, Arconic completed a 1-for-3 reverse stock split of its outstanding and authorized shares of common stock, pursuant to the authorization provided at a special meeting of Arconic common shareholders (the “Reverse Stock Split”). The Reverse Stock Split reduced the number of shares of common stock outstanding from approximately 1.3 billion shares to approximately 0.4 billion shares. The par value of the common stock remained at $1.00 per share. Accordingly, Common stock and Additional capital in the Company’s Statement of Changes in Consolidated Equity at December 31, 2016 reflect a decrease and increase of $877, respectively.
In August 2016, Arconic retired its outstanding treasury stock consisting of approximately 76 million shares. As a result, Common stock and Additional capital were decreased by $76 and $2,563, respectively, in the Company’s Statement of Changes in Consolidated Equity at December 31, 2016, to reflect the retirement of the treasury shares.

Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations. Arconic is required to make future payments under various contracts, including long-term purchase obligations, financing arrangements, and lease agreements. Arconic also has commitments to fund its pension plans, provide payments for other postretirement benefit plans, and fund capital projects. As of December 31, 2018, a summary of Arconic’s outstanding contractual obligations is as follows (these contractual obligations are grouped in the same manner as they are classified in the Statement of Consolidated Cash Flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information):

	Total	2019	2020-2021	2022-2023	Thereafter
Operating activities:
Energy-related purchase obligations	$72	$37	$28	$7	$—
Raw material purchase obligations	829	652	155	19	3
Other purchase obligations	102	81	13	6	2
Operating leases	379	94	128	70	87
Interest related to total debt	2,326	351	592	370	1,013
Estimated minimum required pension funding	1,860	255	840	765	—
Other postretirement benefit payments	730	90	170	170	300
Layoff and other restructuring payments	25	19	4	1	1
Deferred revenue arrangements	18	12	6	—	—
Uncertain tax positions	187	—	—	—	187
Financing activities:
Total debt	6,330	421	2,243	623	3,043
Dividends to shareholders	—	—	—	—	—
Investing activities:
Capital projects	665	532	133	—	—
Totals	$13,523	$2,544	$4,312	$2,031	$4,636
Obligations for Operating Activities
Energy-related purchase obligations consist primarily of electricity and natural gas contracts with expiration dates ranging from one year to five years. Raw material purchase obligations consist mostly of aluminum, titanium sponge, and various other metals with expiration dates ranging from less than one year to six years. Many of these purchase obligations contain variable pricing components, and, as a result, actual cash payments may differ from the estimates provided in the preceding table. Operating leases represent multi-year obligations for certain land and buildings, plant equipment, vehicles, and computer equipment.
Interest related to total debt is based on interest rates in effect as of December 31, 2018 and is calculated on debt with maturities that extend to 2042.
Estimated minimum required pension funding and postretirement benefit payments are based on actuarial estimates using current assumptions for discount rates, long-term rate of return on plan assets, rate of compensation increases, and health care cost trend rates, among others. It is Arconic’s policy to fund amounts for pension plans sufficient to meet the minimum requirements set forth in applicable country benefits laws and tax laws. Periodically, Arconic contributes additional amounts as deemed appropriate. In 2018, the Company funded $298, of which $72 was contributed to its U.S. plans in excess of the minimum required under the Employee Retirement Income Security Act (ERISA). The estimates reported in the preceding table include amounts sufficient to meet the minimum required, along with a $34 contribution in 2019 related to an agreement with the Pension Benefit Guaranty Corporation (PBGC) (see Note G to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data) of this Form 10-K). Arconic has determined that it is not practicable to present pension funding and other postretirement benefit payments beyond 2023 and 2028, respectively.
Layoff and other restructuring payments to be paid within one year primarily relate to severance costs, special layoff benefit payments, and lease termination costs, while payments expected to be paid over the next several years relate to lease termination costs.
Deferred revenue arrangements require Arconic to deliver product to a customer over the specified contract period through 2020 for a sheet and plate contract. While these obligations are not expected to result in cash payments, they represent contractual obligations for which the Company would be obligated if the specified product deliveries could not be made.

Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. The amount in the preceding table includes interest and penalties accrued related to such positions as of December 31, 2018. The total amount of uncertain tax positions is included in the “Thereafter” column as the Company is not able to reasonably estimate the timing of potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.
Obligations for Financing Activities
Arconic has historically paid quarterly dividends on its preferred and common stock. Including dividends on preferred stock, Arconic paid $119 in dividends to shareholders during 2018. Because all dividends are subject to approval by Arconic’s Board of Directors, amounts are not included in the preceding table unless such authorization has occurred. As of December 31, 2018, there were 483,270,717 shares of outstanding common stock and 546,024 shares of outstanding Class A preferred stock. In 2018, the annual preferred stock dividend was $3.75 per share and the annual common stock dividend was $0.24 per share.
Obligations for Investing Activities
Capital projects in the preceding table only include amounts approved by management as of December 31, 2018. Funding levels may vary in future years based on anticipated construction schedules of the projects. It is expected that significant expansion projects will be funded through various sources, including cash provided from operations. Total capital expenditures are anticipated to be approximately $700 in 2019.
Off-Balance Sheet Arrangements
At December 31, 2018, Arconic has outstanding bank guarantees related to tax matters, outstanding debt, workers’ compensation, environmental obligations, energy contracts, and customs duties, among others. The total amount committed under these guarantees, which expire at various dates between 2019 and 2026 was $37 at December 31, 2018.
Pursuant to the Separation and Distribution Agreement between Arconic and Alcoa Corporation, Arconic was required to provide certain guarantees for Alcoa Corporation, which had a combined fair value of $6 and $8 at December 31, 2018 and 2017, respectively, and were included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. Arconic was required to provide payment guarantees for Alcoa Corporation issued on behalf of a third party related to project financing for Alcoa Corporation’s aluminum complex in Saudi Arabia. During the third quarter of 2018, Arconic was released from this guarantee. Furthermore, Arconic was required to provide guarantees related to two long-term supply agreements for energy for Alcoa Corporation facilities in the event of an Alcoa Corporation payment default. In October 2017, Alcoa Corporation announced that it had terminated one of the two agreements, the electricity contract with Luminant Generation Company LLC that was tied to its Rockdale Operations, effective as of October 1, 2017. As a result of the termination of the Rockdale electricity contract, Arconic recorded income of $25 in the fourth quarter of 2017 associated with reversing the fair value of the electricity contract guarantee. For the remaining long-term supply agreement, Arconic is required to provide a guarantee up to an estimated present value amount of approximately $1,087 and $1,297 at December 31, 2018 and December 31, 2017, respectively, in the event of an Alcoa Corporation payment default. This guarantee expires in 2047. For this guarantee, subject to its provisions, Arconic is secondarily liable in the event of a payment default by Alcoa Corporation. Arconic currently views the risk of an Alcoa Corporation payment default on its obligations under the contract to be remote.
In December 2016, Arconic entered into a one-year claims purchase agreement with a bank covering claims up to $245 related to the Saudi Arabian joint venture and two long-term energy supply agreements. The majority of the premium was paid by Alcoa Corporation. The agreement matured in December 2017 and was not renewed in 2018 due to the decline in exposure to guarantee claims including a substantial reduction in the guarantees related to the Saudi Arabian joint venture and also the elimination of the guarantee related to the Rockdale energy contract. In December 2018, Arconic entered into a one-year insurance policy with a limit of $80 relating to the remaining long-term energy supply agreement. The premium is expected to be paid by Alcoa Corporation. The decision to enter into a claims purchase agreement or insurance policy will be made on an annual basis going forward.
Arconic has outstanding letters of credit primarily related to workers’ compensation, environmental obligations, and leasing obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates, mostly in 2019, was $136 at December 31, 2018.
Pursuant to the Separation and Distribution Agreement, Arconic was required to retain letters of credit of $54 that had previously been provided related to both Arconic and Alcoa Corporation workers’ compensation claims which occurred prior to November 1, 2016. Alcoa Corporation workers’ compensation claims and letter of credit fees paid by Arconic are being proportionally billed to and are being fully reimbursed by Alcoa Corporation.
Arconic has outstanding surety bonds primarily related to tax matters, contract performance, workers’ compensation, environmental-related matters, and customs duties. The total amount committed under these surety bonds, which expire at various dates, primarily in 2019, was $50 at December 31, 2018.

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
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Arconic had six reporting units for 2018, of which three were included in the Engineered Products and Solutions segment (Arconic Fastening Systems, Arconic Engines, Arconic Engineered Structures), two were included in the Transportation and Construction Solutions segment (Arconic Wheel and Transportation Products and Building and Construction Systems), and the remaining reporting unit was the Global Rolled Products segment.
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
During the 2018 annual review of goodwill, management proceeded directly to the quantitative impairment test for all six of its reporting units. The estimated fair values for each of the six reporting units exceeded their respective carrying values by more than 25%, thus, there was no goodwill impairment. Under the quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. Arconic uses a discounted cash flow model (DCF) to estimate the current fair value of its reporting units when testing for impairment, as management believes forecasted cash flows are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including sales growth (volumes and pricing), production costs, capital spending, and discount rate. Most of these assumptions vary significantly among the reporting units. Cash flow forecasts are generally based on approved business unit operating plans for the early years and historical relationships in later years. The WACC rate for the individual reporting units is estimated with the assistance of valuation experts. Arconic would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value without exceeding the total amount of goodwill allocated to that reporting unit.
Goodwill impairment tests in 2017 and 2016 indicated that goodwill was not impaired for any of the Company’s reporting units, except for the Arconic Forgings and Extrusions (AFE) business whose estimated fair value was lower than its carrying value. As such, Arconic recorded an impairment for the full amount of goodwill in the AFE reporting unit of $719. The decrease in the AFE fair value was primarily due to unfavorable performance that was impacting operating margins and a higher discount rate due to an increase in the risk-free rate of return, while the carrying value increased compared to prior year.
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
In the second quarter of 2018, the Company updated its three-year strategic plan and determined that there was a decline in the forecasted financial performance for the disks operations, an asset group within the AEN business unit. As such, the Company evaluated the recoverability of the long-lived assets by comparing their carrying value of approximately $515 to the estimated undiscounted net cash flows of the disks operations, resulting in an estimated fair value in excess of their carrying value of approximately 13%; thus, there was no impairment. If the disks operations do not achieve the revised forecasted financial performance or if there are changes in any significant assumptions, a material non-cash impairment of long-lived assets may occur in future periods. These significant assumptions include sales growth, cost of raw materials, ramp up of additional production capacity, and working capital. A 1% decrease in the forecasted net cash flows would reduce the undiscounted cash flows by approximately $6. There were no indicators of impairment identified for the disks operations during the third or fourth quarters of 2018 and, as such, the Company did not evaluate the recoverability of its long-lived assets.
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
The interest rate used to discount future estimated liabilities is determined using a Company-specific yield curve model (above-median) developed with the assistance of an external actuary. The cash flows of the plans’ projected benefit obligations are discounted using a single equivalent rate derived from yields on high quality corporate bonds, which represent a broad diversification of issuers in various sectors, including finance and banking, industrials, transportation, and utilities, among others. The yield curve model parallels the plans’ projected cash flows, which have an average duration of 10 years. The underlying cash flows of the bonds included in the model exceed the cash flows needed to satisfy the Company’s plans’ obligations multiple times. In 2018, 2017, and 2016, the discount rate used to determine benefit obligations for U.S. pension and other postretirement benefit plans was 4.35%, 3.75%, and 4.20%, respectively. The impact on the liabilities of a change in the discount rate of 1/4 of 1% would be approximately $170 and either a charge or credit of approximately $2 to after-tax earnings in the following year.
In conjunction with the annual measurement of the funded status of Arconic’s pension and other postretirement benefit plans at December 31, 2015, management elected to change the manner in which the interest cost component of net periodic benefit cost will be determined in 2016 and beyond. Previously, the interest cost component was determined by multiplying the single equivalent rate described above and the aggregate discounted cash flows of the plans’ projected benefit obligations. Under the new methodology, the interest cost component will be determined by aggregating the product of the discounted cash flows of the plans’ projected benefit obligations for each year and an individual spot rate (referred to as the “spot rate” approach). This change resulted in a lower interest cost component of net periodic benefit cost under the new methodology compared to the previous methodology in 2018, 2017, and 2016 of $24, $34, and $84, respectively, for pension plans and $4, $6, and $14, respectively, for other postretirement benefit plans. Management believes this new methodology, which represents a change in an accounting estimate, is a better measure of the interest cost as each year’s cash flows are specifically linked to the interest rates of bond payments in the same respective year.
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
For 2018, 2017, and 2016, management used 7.00%, 7.75%, and 7.75%, respectively, as its expected long-term rate of return, which was based on the prevailing and planned strategic asset allocations, as well as estimates of future returns by asset class. These rates fell within the respective range of the 20-year moving average of actual performance and the expected future return developed by asset class. For 2019, management anticipates that 7.00% will be the expected long-term rate of return. The decrease of 75 basis points in the 2018 expected long-term rate of return was due to a decrease in the expected return by asset class and the 20-year moving average. A change in the assumption for the expected long-term rate of return on plan assets of 1/4 of 1% would impact after-tax earnings by approximately $10 for 2019.
In 2018, a net loss of $114 (after-tax) was recorded in other comprehensive loss, primarily due to the impact of the adoption of new accounting guidance that permits a reclassification to Accumulated deficit for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017, as well as the plan asset performance that was less than expected, which were partially offset by the increase in the discount rate of 60 basis points and the amortization of actuarial losses. In 2017, a net loss of $220 (after-tax) was recorded in other comprehensive loss, primarily due to the decrease in the discount rate of 45 basis points and plan asset performance less than expected, which were partially offset by the amortization of actuarial losses. In 2016, a net benefit of $1,601 (after-tax and noncontrolling interest) was recorded in other comprehensive loss, primarily due to the transfer of $2,080 to Alcoa Corporation which was partially offset by a net charge of $479. The charge was due to the unfavorable performance of the plan assets and a 9 basis point decrease in the discount rate, which were partially offset by the amortization of actuarial losses.
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

Compensation expense recorded in 2018, 2017, and 2016 was $50 ($39 after-tax), $54 ($36 after-tax), and $76 ($51 after-tax), respectively.
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
The 2017 Act created a new requirement that certain income earned by foreign subsidiaries, Global Intangible Low Taxed Income (GILTI), must be included in the gross income of the U.S. shareholder. The 2017 Act also established the Base Erosion and Anti-Abuse Tax (BEAT). Until regulations are finalized, judgement will be required to apply preliminary guidance, including proposed regulations, to Arconic’s facts and circumstances.
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
In 2018, Arconic made a final accounting policy election to apply a tax law ordering approach when considering the need for a valuation allowance on net operating losses expected to offset GILTI income inclusions. Under this approach, reductions in cash tax savings are not considered as part of the valuation allowance assessment. Instead, future GILTI inclusions are considered a source of taxable income that supports the realizability of deferred tax assets.
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
Recently Adopted Accounting Guidance. See the Recently Adopted Accounting Guidance section of Note A to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data) of this Form 10-K.
Recently Issued Accounting Guidance. See the Recently Issued Accounting Guidance section of Note A to the Consolidated Financial Statements in Part II, Item 8. (Financial Statements and Supplementary Data) of this Form 10-K.
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
Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2018, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ John C. Plant
John C. Plant Chairman and Chief Executive Officer

/s/ Ken Giacobbe
Ken Giacobbe Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Arconic Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Arconic Inc. and its subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive (loss) income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
February 21, 2019
We have served as the Company’s auditor since 1950.

Arconic and subsidiaries
Statement of Consolidated Operations
(in millions, except per-share amounts)

For the year ended December 31,	2018	2017	2016
Sales (B and C)	$14,014	$12,960	$12,394
Cost of goods sold (exclusive of expenses below)	11,397	10,221	9,696
Selling, general administrative, and other expenses	604	715	924
Research and development expenses	103	109	130
Provision for depreciation and amortization	576	551	535
Impairment of goodwill (A and O)	—	719	—
Restructuring and other charges (D)	9	165	155
Operating income	1,325	480	954
Interest expense (E)	378	496	499
Other expense (income), net (F)	79	(486)	41
Income from continuing operations before income taxes	868	470	414
Provision for income taxes (H)	226	544	1,476
Income (loss) from continuing operations after income taxes	642	(74)	(1,062)
Income from discontinued operations after income taxes (V)	—	—	184
Net income (loss)	642	(74)	(878)
Less: Net income from discontinued operations attributable to noncontrolling interests (V)	—	—	63
Net income (loss) Attributable to Arconic	$642	$(74)	$(941)
Amounts Attributable to Arconic Common Shareholders (J):
Net income (loss)	$651	$(127)	$(1,010)
Earnings (loss) per share—basic:
Continuing operations	$1.33	$(0.28)	$(2.58)
Discontinued operations	—	—	0.27
Net earnings (loss) per share-basic	$1.33	$(0.28)	$(2.31)
Earnings (loss) per share—diluted
Continuing operations	$1.30	$(0.28)	$(2.58)
Discontinued operations	—	—	0.27
Net earnings (loss) per share-diluted	$1.30	$(0.28)	$(2.31)
The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries
Statement of Consolidated Comprehensive Income (Loss)
(in millions)

	Arconic			Noncontrolling Interests			Total
For the year ended December 31,	2018	2017	2016	2018	2017	2016	2018	2017	2016
Net income (loss)	$642	$(74)	$(941)	$—	$—	$63	$642	$(74)	$(878)
Other comprehensive income (loss), net of tax (K):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	255	(220)	(479)	—	—	(3)	255	(220)	(482)
Foreign currency translation adjustments	(146)	252	268	—	2	182	(146)	254	450
Net change in unrealized gains on available-for-sale securities	(1)	(134)	137	—	—	—	(1)	(134)	137
Net change in unrecognized gains/losses on cash flow hedges	(23)	26	(617)	—	—	5	(23)	26	(612)
Total Other comprehensive income (loss), net of tax	85	(76)	(691)	—	2	184	85	(74)	(507)
Comprehensive income (loss)	$727	$(150)	$(1,632)	$—	$2	$247	$727	$(148)	$(1,385)
The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries
Consolidated Balance Sheet
(in millions)

December 31,	2018	2017
Assets
Current assets:
Cash and cash equivalents	2,277	$2,150
Receivables from customers, less allowances of $4 in 2018 and $8 in 2017 (L)	1,047	1,035
Other receivables (L)	451	339
Inventories (M)	2,492	2,480
Prepaid expenses and other current assets	314	374
Total current assets	6,581	6,378
Properties, plants, and equipment, net (N)	5,704	5,594
Goodwill (A and O)	4,500	4,535
Deferred income taxes (H)	573	743
Intangibles, net (O)	919	987
Other noncurrent assets	416	481
Total assets	$18,693	$18,718
Liabilities
Current liabilities:
Accounts payable, trade	2,129	$1,839
Accrued compensation and retirement costs	370	399
Taxes, including income taxes	118	75
Accrued interest payable	113	124
Other current liabilities	356	349
Short-term debt (P and R)	434	38
Total current liabilities	3,520	2,824
Long-term debt, less amount due within one year (P and R)	5,896	6,806
Accrued pension benefits (G)	2,230	2,564
Accrued other postretirement benefits (G)	723	841
Other noncurrent liabilities and deferred credits (Q)	739	759
Total liabilities	13,108	13,794
Contingencies and commitments (U)
Equity
Arconic shareholders’ equity:
Preferred stock (I)	55	55
Common stock (I)	483	481
Additional capital	8,319	8,266
Accumulated deficit (A)	(358)	(1,248)
Accumulated other comprehensive loss (A and K)	(2,926)	(2,644)
Total Arconic shareholders’ equity	5,573	4,910
Noncontrolling interests	12	14
Total equity	5,585	4,924
Total liabilities and equity	$18,693	$18,718
The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries
Statement of Consolidated Cash Flows
(in millions)

For the year ended December 31,	2018	2017	2016
Operating activities
Net income (loss)	$642	$(74)	$(878)
Adjustments to reconcile net income (loss) to cash provided from (used for) operations:
Depreciation and amortization	576	551	1,132
Deferred income taxes	31	434	1,125
Equity income, net of dividends	—	—	42
Impairment of goodwill (A and O)	—	719	—
Restructuring and other charges	9	165	257
Net loss (gain) from investing activities - asset sales	10	(513)	(156)
Net periodic pension benefit cost (G)	130	217	304
Stock-based compensation	50	67	86
Other	75	112	63
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables (A)	(1,142)	(915)	(1,016)
(Increase) in inventories	(74)	(192)	(29)
(Increase) decrease in prepaid expenses and other current assets	(1)	11	(76)
Increase in accounts payable, trade	339	62	232
(Decrease) in accrued expenses	(190)	(116)	(394)
Increase (decrease) in taxes, including income taxes	104	(23)	93
Pension contributions	(298)	(310)	(290)
(Increase) in noncurrent assets	(20)	(41)	(152)
(Decrease) in noncurrent liabilities	(24)	(193)	(248)
Cash provided from (used for) operations	217	(39)	95
Financing Activities
Net change in short-term borrowings (original maturities of three months or less)	(7)	(2)	(3)
Additions to debt (original maturities greater than three months) (P)	600	816	1,962
Payments on debt (original maturities greater than three months) (P)	(1,103)	(1,634)	(2,734)
Premiums paid on early redemption of debt (A and P)	(17)	(52)	(3)
Proceeds from exercise of employee stock options	16	50	4
Dividends paid to shareholders	(119)	(162)	(228)
Distributions to noncontrolling interests	—	(14)	(226)
Contributions from noncontrolling interests	—	—	51
Net cash transferred from Alcoa Corporation at separation	—	—	421
Other	(19)	(17)	(1)
Cash used for financing activities	(649)	(1,015)	(757)
Investing Activities
Capital expenditures	(768)	(596)	(1,125)
Acquisitions, net of cash acquired (S)	—	—	10
Proceeds from the sale of assets and businesses (S)	309	(9)	692
Sales of investments (S and V)	9	890	280
Cash receipts from sold receivables (A and L)	1,016	792	778
Other (V)	(1)	243	(44)
Cash provided from investing activities	565	1,320	591
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4)	9	(8)
Net change in cash, cash equivalents and restricted cash (A)	129	275	(79)
Cash, cash equivalents and restricted cash at beginning of year (A)	2,153	1,878	1,957
Cash, cash equivalents and restricted cash at end of year (A)	$2,282	$2,153	$1,878
The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries
Statement of Changes in Consolidated Equity
(in millions, except per-share amounts)

	Arconic Shareholders
	Preferred stock	Mandatory convertible preferred stock	Common stock	Additional capital	Retained earnings (deficit)	Treasury stock	Accumulated Other Comprehensive Loss	Noncontrolling interests	Total equity
Balance at December 31, 2015	$55	$3	$1,391	$10,019	$8,834	$(2,825)	$(5,431)	$2,085	$14,131
Net (loss) income	—	—	—	—	(941)	—	—	63	(878)
Other comprehensive (loss) income (K)	—	—	—	—	—	—	(691)	184	(507)
Cash dividends declared:
Preferred–Class A @ $3.75 per share	—	—	—	—	(2)	—	—	—	(2)
Preferred–Class B @ $26.8750 per share	—	—	—	—	(67)	—	—	—	(67)
Common @ $0.36 per share	—	—	—	—	(159)	—	—	—	(159)
Stock-based compensation (I)	—	—	—	86	—	—	—	—	86
Common stock issued: compensation plans (I)	—	—	—	(205)	—	186	—	—	(19)
Retirement of Treasury stock (I)			(76)	(2,563)		2,639			—
Reverse stock split (I)			(877)	877					—
Distribution of Alcoa Corporation					(8,692)		3,554	(2,133)	(7,271)
Distributions	—	—	—	—	—	—	—	(226)	(226)
Contributions	—	—	—	—	—	—	—	51	51
Other	—	—	—	—	—	—	—	2	2
Balance at December 31, 2016	$55	$3	$438	$8,214	$(1,027)	$—	$(2,568)	$26	$5,141
Net loss	—	—	—	—	(74)	—	—	—	(74)
Other comprehensive loss (K)	—	—	—	—	—	—	(76)	2	(74)
Cash dividends declared:
Preferred–Class A @ $3.75 per share	—	—	—	—	(2)	—	—	—	(2)
Preferred–Class B @ $20.1563 per share	—	—	—	—	(51)	—	—	—	(51)
Common @ $0.24 per share	—	—	—	—	(109)	—	—	—	(109)
Stock-based compensation (I)	—	—	—	67	—	—	—	—	67
Common stock issued: compensation plans (I)	—	—	—	21	—	—	—	—	21
Conversion of mandatory convertible preferred stock (I)	—	(3)	39	(36)	—	—	—	—	—
Issuance of common stock (I)	—	—	4	—	—	—	—	—	4
Distributions	—	—	—	—	—	—	—	(14)	(14)
Other	—	—	—	—	15	—	—	—	15
Balance at December 31, 2017	$55	$—	$481	$8,266	$(1,248)	$—	$(2,644)	$14	$4,924
Adoption of accounting standard (A)	—	—	—	—	367	—	(367)	—	—
Net income	—	—	—	—	642	—	—	—	642
Other comprehensive income (K)	—	—	—	—	—	—	85	—	85
Cash dividends declared:
Preferred–Class A @ $3.75 per share	—	—	—	—	(2)	—	—	—	(2)
Common @ $0.24 per share	—	—	—	—	(117)	—	—	—	(117)
Stock-based compensation (I)	—	—	—	50	—	—	—	—	50
Common stock issued: compensation plans (I)	—	—	2	3	—	—	—	—	5
Other	—	—	—	—	—	—	—	(2)	(2)
Balance at December 31, 2018	$55	$—	$483	$8,319	$(358)	$—	$(2,926)	$12	$5,585
The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries
Notes to the Consolidated Financial Statements
(dollars in millions, except per-share amounts)
A. Summary of Significant Accounting Policies
Basis of Presentation. The Consolidated Financial Statements of Arconic Inc. and subsidiaries (“Arconic” or the “Company”) are prepared in conformity with accounting principles generally accepted in the United States of America (GAAP) and require management to make certain judgments, estimates, and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates upon subsequent resolution of identified matters. Certain amounts in previously issued financial statements were reclassified to conform to the current period presentation (see below and Note C)
On January 1, 2018, Arconic adopted new guidance issued by the Financial Accounting Standards Board (FASB) related to the following: presentation of net periodic pension cost and net periodic postretirement benefit cost that required a reclassification of costs within the Statement of Consolidated Operations; presentation of certain cash receipts and cash payments within the Statement of Consolidated Cash Flows that required a reclassification of amounts between operating and either financing or investing activities; the classification of restricted cash within the Statement of Consolidated Cash Flows; and the reclassification from Accumulated other comprehensive loss to Accumulated deficit in the Consolidated Balance Sheet of stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017. See Recently Adopted Accounting Guidance below for further details.
Also on January 1, 2018, the Company changed its primary measure of segment performance from Adjusted earnings before interest, tax, depreciation and amortization (“Adjusted EBITDA”) to Segment operating profit, which more closely aligns segment performance with Operating income as presented in the Statement of Consolidated Operations. See Note C for further details.
The separation of Alcoa Inc. into two standalone, publicly-traded companies, Arconic Inc. (the new name for Alcoa Inc.) and Alcoa Corporation, became effective on November 1, 2016 (the “Separation Transaction”). The financial results of Alcoa Corporation for 2016 have been retrospectively reflected in the Statement of Consolidated Operations as discontinued operations and, as such, have been excluded from continuing operations and segment results for 2016. The cash flows and comprehensive income related to Alcoa Corporation have not been segregated and are included in the Statement of Consolidated Cash Flows and Statement of Consolidated Comprehensive Income (Loss), respectively, for 2016. See Note V for additional information related to the Separation Transaction and discontinued operations.
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
Gains or losses from the sale of asset groups are generally recorded in Restructuring and other charges while the sale of individual assets are recorded in Other expense (income), net (see policy below for assets classified as held for sale and discontinued operations). Repairs and maintenance are charged to expense as incurred. Interest related to the construction of qualifying assets is capitalized as part of the construction costs.

Properties, plants, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (asset group) may not be recoverable. Recoverability of assets is determined by comparing the estimated undiscounted net cash flows of the operations related to the assets (asset group) to their carrying amount. An impairment loss would be recognized when the carrying amount of the assets (asset group) exceeds the estimated undiscounted net cash flows. The amount of the impairment loss to be recorded is calculated as the excess of the carrying value of the assets (asset group) over their fair value, with fair value determined using the best information available, which generally is a discounted cash flow (DCF) model. The determination of what constitutes an asset group, the associated estimated undiscounted net cash flows, and the estimated useful lives of the assets also require significant judgments. See Note N for further information.
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
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Arconic had eight reporting units for 2017 and 2016, of which four were included in the Engineered Products and Solutions segment (Arconic Fastening Systems and Rings, Arconic Power and Propulsion, Arconic Forgings and Extrusions, and Arconic Titanium and Engineered Products), three were included in the Transportation and Construction Solutions segment (Arconic Wheel and Transportation Products, Building and Construction Systems, and Latin America Extrusions), and the remaining reporting unit was the Global Rolled Products segment.
In January 2018, management changed the organizational structure of the businesses in the Engineered Products and Solutions segment from four business units to three business units with a focus on aligning its internal structure to core markets and customers and reducing cost. As a result, management assessed and concluded that each of the three new business units (Arconic Fastening Systems (AFS), Arconic Engines (AEN), and Arconic Engineered Structures (AES)) represent reporting units for goodwill impairment evaluation purposes. Goodwill was reallocated to the three new reporting units and both the historical and new Engineered Products and Solutions reporting units were evaluated for impairment during the first quarter of 2018. The estimated fair value of each reporting unit substantially exceeded its carrying value; thus, there was no goodwill impairment. In April 2018, Arconic completed the sale of its Latin America extrusions business and, therefore, it is no longer a reporting unit for the Company. More than 90% of Arconic’s total goodwill at December 31, 2018 was allocated to the three Engineered Products and Solutions reporting units: AEN ($2,065), AFS ($1,607), and AES ($507).
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
During the 2018 annual review of goodwill, management proceeded directly to the quantitative impairment test for all six of its reporting units. The estimated fair values for each of the six reporting units exceeded their respective carrying values by more than 25%, thus, there was no goodwill impairment. Under the quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. Arconic uses a discounted cash flow model (DCF) to estimate the current fair value of its reporting units when testing for impairment, as management believes forecasted cash flows are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including sales growth (volumes and pricing), production costs, capital spending, and discount rate. Most of these assumptions vary significantly among the reporting units. Cash flow forecasts are generally based on approved business unit operating plans for the early years and historical relationships in later years. The WACC rate for the individual reporting units is estimated with the assistance of valuation experts. Arconic would recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value without exceeding the total amount of goodwill allocated to that reporting unit.
In connection with the interim impairment evaluation of long-lived assets for the disks operations (an asset group within the AEN business unit) in the second quarter of 2018, which resulted from a decline in forecasted financial performance for the business in connection with its updated three-year strategic plan, the Company also performed an interim impairment evaluation of goodwill for the AEN reporting unit. The estimated fair value of the reporting unit was substantially in excess of the carrying value; thus, there was no impairment of goodwill.
Goodwill impairment tests in 2017 and 2016 indicated that goodwill was not impaired for any of the Company’s reporting units, except for the Arconic Forgings and Extrusions (AFE) business whose estimated fair value was lower than its carrying value. As such, Arconic recorded an impairment for the full amount of goodwill in the AFE reporting unit of $719. The decrease in the AFE fair value was primarily due to unfavorable performance that was impacting operating margins and a higher discount rate due to an increase in the risk-free rate of return, while the carrying value increased compared to prior year.
Other Intangible Assets. Intangible assets with indefinite useful lives are not amortized while intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited. The following table details the weighted-average useful lives of software and other intangible assets by reporting segment (numbers in years):

	Software	Other intangible assets
Engineered Products and Solutions	5	33
Global Rolled Products	5	9
Transportation and Construction Solutions	5	16
Revenue Recognition. The Company's contracts with customers are comprised of acknowledged purchase orders incorporating the Company’s standard terms and conditions, or for larger customers, may also generally include terms under negotiated multi-year agreements. These contracts with customers typically consist of the manufacture of products which represent single performance obligations that are satisfied upon transfer of control of the product to the customer. The Company produces fastening systems; seamless rolled rings; investment castings, including airfoils and forged jet engine components; extruded, machined and formed aircraft parts; aluminum sheet and plate; integrated aluminum structural systems; architectural extrusions; and forged aluminum commercial vehicle wheels. Transfer of control is assessed based on alternative use of the products we produce and our enforceable right to payment for performance to date under the contract terms. Transfer of control and revenue recognition generally occur upon shipment or delivery of the product, which is when title, ownership and risk of loss pass to the customer and is based on the applicable shipping terms. The shipping terms vary across all businesses and depend on the product, the country of origin, and the type of transportation (truck, train, or vessel). An invoice for payment is issued at time of shipment. The Company’s objective is to have net 30-day terms. Our business units set commercial terms on which Arconic sells products to its customers. These terms are influenced by industry custom, market conditions, product line (specialty versus commodity products), and other considerations.
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
In 2018, Arconic made a final accounting policy election to apply a tax law ordering approach when considering the need for a valuation allowance on net operating losses expected to offset Global Intangible Low Taxed Income (GILTI) income inclusions.  Under this approach, reductions in cash tax savings are not considered as part of the valuation allowance assessment.  Instead, future GILTI inclusions are considered a source of taxable income that support the realizability of deferred tax assets.
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
Recently Adopted Accounting Guidance. In May 2014, the FASB issued changes to the recognition of revenue from contracts with customers. These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. These changes became effective for Arconic on January 1, 2018. Arconic adopted this new guidance using the modified retrospective transition approach applied to those contracts that were not completed as of January 1, 2018. There was no cumulative effect adjustment to the opening balance of retained earnings in the Consolidated Balance Sheet in 2018, as the adoption did not result in a change to our timing of revenue recognition, which continues to be at a point in time. See the Revenue Recognition policy above.
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
In August 2016, the FASB issued changes to the classification of certain cash receipts and cash payments within the statement of cash flows. The guidance identifies eight specific cash flow items and the sections where they must be presented within the statement of cash flows. These changes became effective for Arconic on January 1, 2018 and have been be applied retrospectively. As a result of the adoption, Arconic reclassified cash received related to beneficial interest in previously transferred trade accounts receivable from operating activities to investing activities in the Statement of Consolidated Cash Flows. This new accounting standard does not reflect a change in our underlying business or activities. The reclassification of cash received related to beneficial interest in previously transferred trade accounts receivable was $792 and $778 for 2017 and

2016, respectively. In addition, Arconic reclassified $52 and $3 of cash paid for debt prepayments including extinguishment costs from operating activities to financing activities for 2017 and 2016, respectively.
In November 2016, the FASB issued changes to the classification of cash and cash equivalents within the statement of cash flow. Restricted cash and cash equivalents will be included within the cash and cash equivalents line on the cash flow statement and a reconciliation must be prepared to the statement of financial position. Transfers between restricted cash and cash equivalents and cash and cash equivalents will no longer be presented as cash flow activities in the Statement of Consolidated Cash Flows and for material balances of restricted cash and cash equivalents, Arconic will disclose information regarding the nature of the restrictions. These changes became effective for Arconic on January 1, 2018 and have been applied retrospectively. Management has determined that the adoption of this guidance did not have a material impact on the Statement of Consolidated Cash Flows. Restricted cash was $6, $4, and $15 in 2018, 2017, and 2016, respectively.
In March 2017, the FASB issued changes to the presentation of net periodic pension cost and net periodic postretirement benefit cost. The new guidance requires registrants to present the service cost component of net periodic benefit cost in the same income statement line item or items as other employee compensation costs arising from services rendered during the period. Also, only the service cost component will be eligible for asset capitalization. Registrants will present the other components of net periodic benefit cost separately from the service cost component; and, the line item or items used in the income statement to present the other components of net periodic benefit cost must be disclosed. These changes became effective for Arconic on January 1, 2018 and were adopted retrospectively for the presentation of the service cost component and the other components of net periodic benefit cost in the Statement of Consolidated Operations, and prospectively for the asset capitalization of the service cost component of net periodic benefit cost. The Company recorded the service related net periodic benefit cost within Cost of goods sold, Selling, general administrative, and other expenses and Research and development expenses and recorded the non-service related net periodic benefit cost (except for the curtailment cost which was recorded in Restructuring and other charges) separately from service cost in Other expense (income), net within the Statement of Consolidated Operations. The impact of the retrospective adoption of this guidance was an increase to consolidated Operating income of $154 and $135, while there was no impact to consolidated Net income, for 2017 and 2016, respectively.
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
In February 2018, the FASB issued guidance that allows an optional reclassification from Accumulated other comprehensive loss to Accumulated deficit for stranded tax effects resulting from the Tax Cuts and Jobs Act enacted on December 22, 2017. Stranded tax effects were created when deferred taxes, originally established in Other comprehensive income at 35%, were revalued to 21% as a component of income tax expense from continuing operations. The Company elected to early adopt this provision in the fourth quarter of 2018 and reclassified $367 of beneficial stranded tax effects in Accumulated other comprehensive loss to Accumulated deficit in its Consolidated Balance Sheet and Statement of Changes in Consolidated Equity.
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
Also, in August 2018, the Securities and Exchange Commission (SEC) issued guidance to eliminate or modify certain disclosure requirements that have become redundant, overlapping, outdated or superseded in light of other SEC rules, GAAP or changes in the information environment. This guidance became effective on November 5, 2018 and will be applied to filings thereafter. The adoption of this guidance did not have a material impact on the Consolidated Financial Statements.
Recently Issued Accounting Guidance. In February 2016, the FASB issued changes to the accounting and presentation of leases. These changes require lessees to recognize a right of use asset and lease liability on the balance sheet for all leases with terms longer than 12 months. For leases with a term of 12 months or less, a lessee is permitted to make an accounting policy election by class of underlying asset not to recognize a right of use asset and lease liability. Also, when measuring assets and liabilities arising from a lease, optional payments should be included only if the lessee is reasonably certain to exercise an option to extend the lease, exercise a purchase option, or not exercise an option to terminate the lease. As originally released, the standards update required application at the beginning of the earliest comparative period presented at the time of adoption. However, in July 2018, the FASB provided entities the option to instead apply the provisions of the new leases guidance at the effective date, without adjusting the comparative periods presented. The Company expects to apply the provisions of the new leases guidance at the effective date, without adjusting the comparative periods presented. These changes became effective for Arconic on January 1, 2019.
Arconic’s current operating lease portfolio is primarily comprised of land and buildings, plant equipment, vehicles, and computer equipment. A cross-functional implementation team has determined the scope of arrangements that will be subject to this standard and continues to assess the impact to the Company’s systems, processes and internal controls. Arconic has contracted with a third-party vendor to implement a software solution. Concurrently, Arconic has been compiling and uploading lease data into the software solution to account for leases under the new standard. Management continues to evaluate the impact of these changes on the Consolidated Balance Sheet, which will require right of use assets and lease liabilities be recorded for operating leases. Arconic anticipates the impact of adoption on January 1, 2019 will result in a right of use asset and total lease liability related to operating leases in the range of $300 to $340, while the accounting for capital leases will remain unchanged. The adoption is not expected to have a material impact on the Statement of Consolidated Operations or Statement of Consolidated Cash Flows.
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
In August 2017, the FASB issued guidance that will make more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amends the presentation and disclosure requirements and changes how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. These changes became effective for Arconic on January 1, 2019. For cash flow and net investment hedges existing at the date of adoption, Arconic will apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to Accumulated other comprehensive loss with a corresponding adjustment to the opening balance of Accumulated deficit as of the beginning of the fiscal year in which the amendment is adopted. The amended presentation and disclosure guidance is required only prospectively. Arconic has engaged a third-party consultant to assist with a review of the Company’s risk management and hedging strategies, with any changes to be implemented in conjunction with the adoption of the new guidance. Under the new guidance, Management expects to utilize cash flow hedge accounting of its variable priced purchases and sales. Management determined that the adoption of this guidance will not have a material impact on the Consolidated Financial Statements.
In August 2018, the FASB issued guidance that impacts disclosures for defined benefit pension plans and other postretirement benefit plans. These changes become effective for Arconic's annual report for the year ending December 31, 2020, with early adoption permitted. Management has determined that the adoption of this guidance will not have a material impact on the Consolidated Financial Statements. 20.

B. Revenue from Contracts with Customers
The following table disaggregates revenue by major end market served. Differences between segment totals and consolidated Arconic are in Corporate. In 2018, Corporate included $38 of costs related to settlements of certain customer claims primarily related to product introductions.

For the year ended December 31,	Engineered Products and Solutions	Global Rolled Products	Transportation and Construction Solutions	Total Segment
2018
Aerospace	$4,947	$891	$—	$5,838
Transportation	440	2,443	969	3,852
Building and construction	—	217	1,150	1,367
Industrial and Other	929	2,053	7	2,989
Total end-market revenue	$6,316	$5,604	$2,126	$14,046

2017
Aerospace	$4,572	$883	$—	$5,455
Transportation	383	1,981	805	3,169
Building and construction	—	204	1,113	1,317
Industrial and Other	988	1,932	93	3,013
Total end-market revenue	$5,943	$5,000	$2,011	$12,954

2016
Aerospace	$4,358	$942	$—	$5,300
Transportation	347	1,577	708	2,632
Building and construction	—	200	1,060	1,260
Industrial and Other	1,023	2,146	34	3,203
Total end-market revenue	$5,728	$4,865	$1,802	$12,395
C. Segment and Geographic Area Information
Arconic is a global leader in lightweight metals engineering and manufacturing. Arconic’s innovative, multi-material products, which include aluminum, titanium, and nickel, are used worldwide in aerospace, automotive, commercial transportation, building and construction, industrial applications, defense, and packaging. Arconic’s segments are organized by product on a worldwide basis. In the first quarter of 2018, the Company changed its primary measure of segment performance from Adjusted earnings before interest, tax, depreciation, and amortization (“Adjusted EBITDA”) to Segment operating profit, which more closely aligns segment performance with Operating income as presented in the Statement of Consolidated Operations. Segment performance under Arconic’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is Segment operating profit. Arconic’s definition of Segment operating profit is Operating income excluding Special items. Special items include Restructuring and other charges and Impairment of goodwill. Segment operating profit also includes certain items that, under the previous segment performance measure, were recorded in Corporate, such as the impact of LIFO inventory accounting, metal price lag, intersegment profit eliminations, and derivative activities. Segment operating profit may not be comparable to similarly titled measures of other companies. Differences between segment totals and consolidated Arconic are in Corporate. Prior period financial information has been recast to conform to current year presentation.
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
Arconic’s operations consist of three worldwide reportable segments as follows:
Engineered Products and Solutions. This segment produces products that are used primarily in the aerospace (commercial and defense), industrial, commercial transportation, and power generation end markets. Such products include fastening systems (titanium, steel, and nickel superalloys); seamless rolled rings (mostly nickel superalloys); investment castings (nickel superalloys, titanium, and aluminum), including airfoils and forged jet engine components (e.g., jet engine disks); and extruded, machined and formed aircraft parts (titanium and aluminum), all of which are sold directly to customers and through distributors. More than 75% of the third-party sales in this segment are from the aerospace end market. A small part of this segment also produces various forged, extruded, and machined metal products (titanium, aluminum and steel) for the oil and gas, automotive, and land and sea defense end markets. Seasonal decreases in sales are generally experienced in the third quarter of the year due to the European summer slowdown across all end markets.
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

The operating results and assets of Arconic’s reportable segments were as follows:

	Engineered Products and Solutions	Global Rolled Products	Transportation and Construction Solutions	Total
2018
Sales:
Third-party sales	$6,316	$5,604	$2,126	$14,046
Intersegment sales	—	160	—	160
Total sales	$6,316	$5,764	$2,126	$14,206
Profit and loss:
Segment operating profit	$891	$386	$304	$1,581
Restructuring and other charges	71	(156)	1	(84)
Provision for depreciation and amortization	282	212	50	544
2017
Sales:
Third-party sales	$5,943	$5,000	$2,011	$12,954
Intersegment sales	—	148	—	148
Total sales	$5,943	$5,148	$2,011	$13,102
Profit and loss:
Segment operating profit	$964	$424	$290	$1,678
Restructuring and other charges	30	72	52	154
Provision for depreciation and amortization	268	205	50	523
2016
Sales:
Third-party sales	$5,728	$4,865	$1,802	$12,395
Intersegment sales	—	118	—	118
Total sales	$5,728	$4,983	$1,802	$12,513
Profit and loss:
Segment operating profit	$955	$421	$246	$1,622
Restructuring and other charges	78	40	14	132
Provision for depreciation and amortization	255	201	48	504
2018
Assets:
Capital expenditures	$349	$255	$111	$715
Goodwill	4,179	245	76	4,500
Total assets	10,346	3,934	1,089	15,369
2017
Assets:
Capital expenditures	$308	$178	$57	$543
Goodwill	4,205	252	78	4,535
Total assets	10,325	3,955	1,041	15,321
The following tables reconcile certain segment information to consolidated totals:

For the year ended December 31,	2018	2017	2016
Sales:
Total segment sales	$14,206	$13,102	$12,513
Elimination of intersegment sales	(160)	(148)	(118)
Corporate	(32)	6	(1)
Consolidated sales	$14,014	$12,960	$12,394

For the year ended December 31,	2018	2017	2016
Total segment operating profit	$1,581	$1,678	$1,622
Unallocated amounts:
Impairment of goodwill	—	(719)	—
Restructuring and other charges	(9)	(165)	(155)
Corporate expense	(247)	(314)	(513)
Consolidated operating income	$1,325	$480	$954
Interest expense	(378)	(496)	(499)
Other (expense) income, net	(79)	486	(41)
Consolidated income before income taxes	$868	$470	$414

December 31,	2018	2017
Assets:
Total segment assets	$15,369	$15,321
Unallocated amounts:
Cash and cash equivalents	2,277	2,150
Deferred income taxes	573	743
Corporate fixed assets, net	305	310
Fair value of derivative contracts	37	91
Other	132	103
Consolidated assets	$18,693	$18,718
Sales by major product grouping were as follows:

For the year ended December 31,	2018	2017	2016
Sales:
Innovative flat-rolled products	$5,588	$4,992	$4,864
Engines	2,940	2,708	2,560
Engineered structures	1,839	1,743	1,683
Fastening systems	1,531	1,484	1,463
Architectural aluminum systems	1,140	1,065	1,010
Aluminum wheels	969	805	689
Other	7	163	125
	$14,014	$12,960	$12,394
Geographic information for sales was as follows (based upon the country where the point of sale occurred):

For the year ended December 31,	2018	2017	2016
Sales:
United States	$9,137	$8,167	$7,823
France	936	965	930
Hungary	823	739	619
United Kingdom	737	721	711
China	632	615	582
Russia	553	500	433
Germany	302	309	284
Canada	285	261	262
Brazil	214	285	250
Japan	170	141	145
Other	225	257	355
	$14,014	$12,960	$12,394

Geographic information for long-lived assets was as follows (based upon the physical location of the assets):

December 31,	2018	2017
Long-lived assets:
United States	$4,148	$4,005
China	326	347
Hungary	257	227
Russia	253	276
United Kingdom	253	259
France	163	159
Germany	84	88
Canada	61	63
Brazil	54	62
Other	105	108
	$5,704	$5,594
D. Restructuring and Other Charges
Restructuring and other charges for each year in the three-year period ended December 31, 2018 were comprised of the following:

	2018	2017	2016
Asset impairments	$13	$58	$80
Layoff costs	20	64	68
Pension and Other postretirement benefits - net settlement and curtailment charges	91	—	2
Net (gain) loss on divestitures of assets and businesses (T)	(109)	57	3
Other	13	(3)	27
Reversals of previously recorded layoff costs	(19)	(11)	(25)
Restructuring and other charges	$9	$165	$155
Layoff costs were recorded based on approved detailed action plans submitted by the operating locations that specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements, and the expected timetable for completion of the plans.
2018 Actions. In 2018, Arconic recorded Restructuring and other charges of $9 ($9 after-tax), which included a net gain on the sale of several assets and businesses of $109 ($81 after-tax), primarily made up of a gain on the asset sale of Texarkana of $154 ($119 after-tax) and loss on the sale of the Eger, Hungary forgings business of $43 ($39 after-tax) (see note T); charges of $96 ($75 after-tax) for pension settlement and $23 ($18 after-tax) for pension curtailment; a postretirement curtailment benefit of $28 ($22 after-tax) (see note G); and a charge of $20 ($17 after-tax) for layoff costs, including the separation of approximately 125 employees (89 in the Engineered Products and Solutions segment and 36 in Corporate); a charge of $12 ($9 after-tax) for contract termination costs and asset impairments associated with the shutdown of a facility in Acuna, Mexico; a charge of $6 ($4 after-tax) for contract termination costs related to the New York office; a charge of $8 ($4 after-tax) for other miscellaneous items including accelerated depreciation and asset impairments; and a benefit of $19 ($15 after-tax) for the reversal of a number of layoff reserves related to prior periods.
As of December 31, 2018, approximately 110 of the 125 employees were separated. The remaining separations for 2018 restructuring programs are expected to be completed by the end of 2019. In 2018, cash payments of $9 were made against layoff reserves related to the 2018 restructuring programs.
2017 Actions. In 2017, Arconic recorded Restructuring and other charges of $165 ($143 after-tax), which were comprised of the following components: $69 ($47 after-tax) for layoff costs related to cost reduction initiatives including the separation of approximately 880 employees (400 in the Engineered Products and Solutions segment, 245 in the Global Rolled Products segment, 135 in the Transportation and Construction Solutions segment, and 100 in Corporate), a charge of $60 ($60 after-tax) related to the sale of the Fusina, Italy rolling mill; a charge of $41 ($41 after-tax) for the impairment of assets associated with the sale of the Latin America extrusions business (see Note T); a net benefit of $6 ($4 after-tax) for the reversal of forfeited executive stock compensation of $13, partially offset by a charge of $7 for the related severance; a net charge of $12 ($7 after-

tax) for other miscellaneous items; and a favorable benefit of $11 ($8 after-tax) for the reversal of a number of small layoff reserves related to prior periods.
As of December 31, 2018, approximately 570 of the 660 employees (previously 760) were separated. The total number of employees associated with 2017 restructuring programs was updated to reflect employees, who were initially identified for separation, accepting other positions within Arconic and natural attrition. The remaining separations for 2017 restructuring programs are expected to be completed by the end of 2019. In 2018 and 2017, cash payments of $34 and $28, respectively, were made against layoff reserves related to 2017 restructuring programs.
2016 Actions. In 2016, Arconic recorded Restructuring and other charges of $155 ($114 after-tax), which were comprised of the following components: $57 ($46 after-tax) for costs related to the exit of certain legacy Firth Rixson operations in the U.K.; $37 ($24 after-tax) for exit costs related to the decision to permanently shut down a can sheet facility; $20 ($14 after-tax) for costs related to the closures of five facilities, primarily in the Transportation and Construction Solutions segment and Engineered Products and Solutions segment, including the separation of approximately 280 employees; $53 ($33 after-tax) for other layoff costs, including the separation of approximately 1,315 employees (1,045 in the Engineered Products and Solutions segment, 210 in Corporate, 30 in the Global Rolled Products segment, and 30 in the Transportation and Construction Solutions segment); $11 ($8 after-tax) for other miscellaneous items, including $3 ($2 after-tax) for the sale of Remmele Medical, an RTI subsidiary; $2 ($1 after-tax) for a pension settlement; and $25 ($12 after-tax) for the reversal of a number of small layoff reserves related to prior periods.
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
As of December 31, 2018, the separations associated with the 2016 restructuring programs were essentially complete. In 2018, 2017, and 2016, cash payments of $4, $26, and $16, respectively, were made against layoff reserves related to 2016 restructuring programs.
Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2015	$84	$9	$93
2016
Cash payments	(73)	(13)	(86)
Restructuring charges	70	27	97
Other(1)	(31)	(14)	(45)
Reserve balances at December 31, 2016	$50	$9	$59
2017
Cash payments	$(59)	$(6)	$(65)
Restructuring charges	64	1	65
Other(2)	1	(2)	(1)
Reserve balances at December 31, 2017	$56	$2	$58
2018
Cash payments	$(47)	$(2)	$(49)
Restructuring charges	111	13	124
Other(3)	(110)	2	(108)
Reserve balances at December 31, 2018	$10	$15	$25

(1)
In 2016, Other for layoff costs included reversals of previously recorded restructuring charges of $25, effects of foreign currency translation and other of $4, and a reclassification of $2 in pension costs, as the impact was reflected in Arconic’s separate liability for Accrued pension benefits. Other for other exit costs included reclassifications of $8 in asset retirement and $2 in environmental obligations, as the impacts were reflected in Arconic’s separate liabilities for asset retirement obligations and environmental remediation, and a reclassification of $4 in legal obligations, as the impact was included in Arconic’s separate liability for legal costs.

(2)
In 2017, Other for layoff costs included a reclassification of a stock awards reversal of $13, offset by reversals of previously recorded restructuring charges of $11 and foreign currency translation of $1.

(3)
In 2018, Other for layoff costs included reclassifications of $119 in pension costs and a $28 credit in postretirement benefits, as the impacts were reflected in Arconic's separate liabilities for Accrued pension benefits and Accrued postretirement benefits, and reversals of previously recorded restructuring charges of $19.

The remaining reserves are expected to be paid in cash during 2019, with the exception of approximately $5 to $7, which is expected to be paid over the next several years for lease termination costs.
E. Interest Cost Components

For the year ended December 31,	2018	2017	2016
Amount charged to expense	$378	$496	$499
Amount capitalized	23	22	32
	$401	$518	$531
F. Other Expense (Income), Net

For the year ended December 31,	2018	2017	2016
Non-service related net periodic benefit cost	$112	$154	$135
Interest income	(23)	(19)	(16)
Foreign currency losses (gains), net	26	(5)	(4)
Net loss (gain) from asset sales	10	(513)	11
Other, net	(46)	(103)	(85)
	$79	$(486)	$41
In 2018, Non-service related net periodic benefit cost included lower net actuarial losses as a result of pension actions taken during 2018 (see Note G) and Other, net included a benefit from establishing a tax indemnification receivable of $29 reflecting Alcoa Corporation’s 49% share of a Spanish tax reserve (see Note U). In 2017, Net loss (gain) from asset sales included a gain on the sale of a portion of Arconic’s investment in Alcoa Corporation common stock of $351 (see Note V) and a gain of $167 on the Debt-for-Equity Exchange (see Note V). In 2017, Other, net included an adjustment of $81 to the contingent earn-out liability related to the 2014 acquisition of Firth Rixson (see Note T) and an adjustment of $25 associated with a separation-related guarantee liability (see Note U). In 2016, Non-service related net periodic benefit cost included a reduction of the recognition of actuarial losses and a methodology change in the calculation of interest cost, which were partially offset by the reduction in the expected return on plan assets. In 2016, Other, net included an adjustment of $56 to the contingent earn-out liability and a post-closing adjustment of $20, both related to the acquisition of Firth Rixson.

G. Pension and Other Postretirement Benefits
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
In the fourth quarter, the company communicated to plan participants that effective in the first quarter of 2019, benefit accruals for future service and compensation for employees in the United Kingdom defined benefit pension plans will cease. The plan curtailment resulted in a $13 decrease in the Accrued pension benefits liability which was offset in Accumulated other comprehensive loss. Additionally, on October 29, 2018, the United Kingdom High Court ruled that defined benefit pension plans offering Guaranteed Minimum Pensions must review benefits accrued between May 1990 to April 1997 to ensure gender pay equality. The review resulted in an increase to the Accrued pension benefits liability of $9 and a corresponding curtailment charge that was recorded in Restructuring and other charges.
In the third and fourth quarters of 2018, settlement accounting applied to certain U.S. pension plans due to lump sum payments to participants, resulting in settlement charges of $96 that were recorded in Restructuring and other charges.

The funded status of all of Arconic’s pension and other postretirement benefit plans are measured as of December 31 each calendar year.
Obligations and Funded Status

	Pension benefits		Other postretirement benefits
December 31,	2018	2017	2018	2017
Change in benefit obligation
Benefit obligation at beginning of year	$7,359	$7,026	$927	$980
Service cost	46	90	7	7
Interest cost	219	234	28	30
Amendments	18	1	(25)	—
Actuarial (gains) losses	(372)	311	(51)	1
Settlements	(146)	—	—	—
Curtailments	(154)	—	—	—
Benefits paid	(422)	(425)	(86)	(98)
Medicare Part D subsidy receipts	—	—	6	7
Foreign currency translation impact	(72)	122	—	—
Benefit obligation at end of year(1)	$6,476	$7,359	$806	$927
Change in plan assets(1)
Fair value of plan assets at beginning of year	$4,862	$4,666	$—	$—
Actual return on plan assets	(144)	212	—	—
Employer contributions	298	310	—	—
Benefits paid	(397)	(404)	—	—
Administrative expenses	(33)	(33)	—	—
Settlements	(178)	—	—	—
Foreign currency translation impact	(74)	111	—	—
Fair value of plan assets at end of year(1)	$4,334	$4,862	$—	$—
Net funded status	$(2,142)	$(2,497)	$(806)	$(927)
Amounts recognized in the Consolidated Balance Sheet consist of:
Noncurrent assets	$111	$89	$—	$—
Current liabilities	(23)	(22)	(83)	(86)
Noncurrent liabilities	(2,230)	(2,564)	(723)	(841)
Net amount recognized	$(2,142)	$(2,497)	$(806)	$(927)
Amounts recognized in Accumulated Other Comprehensive Loss consist of:
Net actuarial loss	$2,957	$3,240	$87	$146
Prior service cost (benefit)	3	10	(27)	(37)
Net amount recognized, before tax effect	$2,960	$3,250	$60	$109
Other changes in plan assets and benefit obligations recognized in Other Comprehensive Loss consist of:
Net actuarial (gain) loss	$(19)	$481	$(52)	$1
Amortization of accumulated net actuarial loss	(264)	(220)	(7)	(5)
Prior service cost (benefit)	19	—	(25)	—
Amortization of prior service (cost) benefit	(26)	(5)	35	8
Net amount recognized, before tax effect	$(290)	$256	$(49)	$4

(1)
At December 31, 2018, the benefit obligation, fair value of plan assets, and funded status for U.S. pension plans were $5,282, $3,123, and $(2,159), respectively. At December 31, 2017, the benefit obligation, fair value of plan assets, and funded status for U.S. pension plans were $6,018, $3,544, and $(2,474) respectively.

Pension Plan Benefit Obligations

	Pension benefits
	2018	2017
The projected benefit obligation and accumulated benefit obligation for all defined benefit pension plans was as follows:
Projected benefit obligation	$6,476	$7,359
Accumulated benefit obligation	6,444	7,169
The aggregate projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets was as follows:
Projected benefit obligation	5,435	6,600
Fair value of plan assets	3,182	4,016
The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets was as follows:
Accumulated benefit obligation	5,415	6,422
Fair value of plan assets	3,179	3,998
Components of Net Periodic Benefit Cost

	Pension benefits(1)			Other postretirement benefits(2)
For the year ended December 31,	2018	2017	2016	2018	2017	2016
Service cost	$46	$90	$155	$7	$7	$13
Interest cost	219	234	431	28	30	63
Expected return on plan assets	(306)	(332)	(677)	—	—	—
Recognized net actuarial loss	168	220	380	7	5	24
Amortization of prior service cost (benefit)	3	5	13	(7)	(8)	(24)
Settlements(3)	96	—	19	—	—	—
Curtailments(4)	23	—	—	(28)	—	—
Special termination benefits(5)	—	—	2	—	—	—
Net periodic benefit cost(6)	$249	$217	$323	$7	$34	$76
Discontinued operations	—	—	122	—	—	41
Net amount recognized in Statement of Consolidated Operations	$249	$217	$201	$7	$34	$35

Note:	the footnotes below include components of Net Periodic Benefit Cost related to Alcoa Corporation through the completion of the Separation Transaction in 2016.

(1)	In 2018, 2017 and 2016, net periodic benefit cost for U.S. pension plans was $239, $206, and $261, respectively.

(2)
In 2018, 2017 and 2016, net periodic benefit cost for other postretirement benefits reflects a reduction of $10, $11, and $22, respectively, related to the recognition of the federal subsidy awarded under Medicare Part D.

(3)	In 2018 and 2016, settlements were due to workforce reductions (see Note D) and the payment of lump sum benefits and/or purchases of annuity contracts.

(4)	In 2018, curtailments were due to a reduction of future benefits, resulting in the recognition of favorable and unfavorable plan amendments.

(5)	In 2016, special termination benefits were due to workforce reductions (see Note D).

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

Amounts Expected to be Recognized in Net Periodic Benefit Cost

	Pension benefits	Other postretirement benefits
December 31,	2019	2019
Net actuarial loss recognition	$139	$3
Prior service cost (benefit) recognition	2	(4)
Assumptions
Weighted average assumptions used to determine benefit obligations for U.S. pension and other postretirement benefit plans were as follows (assumptions for non-U.S. plans did not differ materially):

December 31,	2018	2017
Discount rate	4.35%	3.75%
Rate of compensation increase	3.50	3.50
Cash balance plan interest crediting rate	3.00	3.00
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
The rate of compensation increase is based upon actual experience. For 2019, the rate of compensation increase will be 3.5%, which approximates the five-year average.
Weighted average assumptions used to determine net periodic benefit cost for U.S. pension and other postretirement benefit plans were as follows (assumptions for non-U.S. plans did not differ materially):

	2018	2017	2016
Discount rate to calculate service cost(1)	3.75%	4.20%	4.29%
Discount rate to calculate interest cost(1)	3.30	3.60	3.15
Expected long-term rate of return on plan assets	7.00	7.75	7.75
Rate of compensation increase	3.50	3.50	3.50
Cash balance plan interest crediting rate	3.00	3.00	3.00

(1)
In all periods presented, the respective discount rates were used to determine net periodic benefit cost for most U.S. pension plans for the full annual period. However, the discount rates for a limited number of plans were updated during 2018, 2017, and 2016 to reflect the remeasurement of these plans due to new union labor agreements, settlements, and/or curtailments. The updated discount rates used were not significantly different from the discount rates presented.

In conjunction with the annual measurement of the funded status of Arconic’s pension and other postretirement benefit plans at December 31, 2015, management elected to change the manner in which the interest cost component of net periodic benefit costs is determined in 2016 and beyond. Previously, the interest component was determined by multiplying the single equivalent rate and the aggregate discounted cash flows of the plans’ projected benefit obligations. Under the new methodology, the interest cost component is determined by aggregating the product of the discounted cash flows of the plans’ projected benefit obligations for each year and an individual spot rate (referred to as the “spot rate” approach). This change resulted in a lower interest cost component of net periodic benefit cost under the new methodology compared to the previous methodology in 2018, 2017, and 2016 of $24, $34, and $84, respectively, for pension plans and $4, $6, and $14, respectively, for other postretirement benefit plans. Management believes this new methodology, which represents a change in an accounting estimate, is a better measure of the interest cost as each year’s cash flows are specifically linked to the interest rates of bond payments in the same respective year.
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
For 2018, 2017, and 2016, the expected long-term rate of return used by management was based on the prevailing and planned strategic asset allocations, as well as estimates of future returns by asset class. These rates fell within the respective range of the 20-year moving average of actual performance and the expected future return developed by asset class. In 2018, management reduced the expected long-term rate of return by 75 basis points due to a decrease in the expected return by asset class and the 20-year moving average. For 2019, management anticipates that 7.00% will be the expected long-term rate of return.
Assumed health care cost trend rates for U.S. other postretirement benefit plans were as follows (assumptions for non-U.S. plans did not differ materially):

	2018	2017	2016
Health care cost trend rate assumed for next year	5.50%	5.50%	5.50%
Rate to which the cost trend rate gradually declines	4.50	4.50	4.50
Year that the rate reaches the rate at which it is assumed to remain	2022	2021	2020
The assumed health care cost trend rate is used to measure the expected cost of gross eligible charges covered by Arconic’s other postretirement benefit plans. For 2019, a 5.5% trend rate will be used, reflecting management’s best estimate of the change in future health care costs covered by the plans. The plans’ actual annual health care cost trend experience over the past three years has ranged from (3.3)% to (0.5)%. Management does not believe this three-year range is indicative of expected increases for future health care costs over the long-term.
Assumed health care cost trend rates have an effect on the amounts reported for the health care plan. A one-percentage point change in these assumed rates would have the following effects:

	1% increase	1% decrease
Effect on other postretirement benefit obligations	$22	$(22)
Effect on total of service and interest cost components	1	(1)
Plan Assets
Arconic’s pension plans’ investment policy and weighted average asset allocations at December 31, 2018 and 2017, by asset class, were as follows:

		Plan assets at December 31,
Asset class	Policy range	2018	2017
Equities	20–55%	29%	28%
Fixed income	25–55%	48	47
Other investments	15–35%	23	25
Total		100%	100%
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

The following section describes the valuation methodologies used by the trustees to measure the fair value of pension plan assets, including an indication of the level in the fair value hierarchy in which each type of asset is generally classified (see Note R for the definition of fair value and a description of the fair value hierarchy).
Equities. These securities consist of: (i) direct investments in the stock of publicly traded U.S. and non-U.S. companies, and equity derivatives, that are valued based on the closing price reported in an active market on which the individual securities are traded (generally classified in Level 1); (ii) the plans’ share of commingled funds that are invested in the stock of publicly traded companies and are valued at the net asset value of shares held at December 31 (included in Level 1); and (iii) direct investments in long/short equity hedge funds and private equity (limited partnerships and venture capital partnerships) that are valued at net asset value.
Fixed income. These securities consist of: (i) U.S. government debt that are generally valued using quoted prices (included in Level 1); (ii) cash and cash equivalents invested in publicly-traded funds and are valued based on the closing price reported in an active market on which the individual securities are traded (generally classified in Level 1); (iii) publicly traded U.S. and non-U.S. fixed interest obligations (principally corporate bonds and debentures) and are valued through consultation and evaluation with brokers in the institutional market using quoted prices and other observable market data (included in Level 2); (iv) fixed income derivatives that are generally valued using industry standard models with market-based observable inputs (included in Level 2); and (v) cash and cash equivalents invested in institutional funds and are valued at net asset value.
Other investments. These investments include, among others: (i) exchange traded funds, such as gold, and real estate investment trusts and are valued based on the closing price reported in an active market on which the investments are traded (included in Level 1) and (ii) direct investments of discretionary and systematic macro hedge funds and private real estate (includes limited partnerships) and are valued at net asset value.
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

The following table presents the fair value of pension plan assets classified under the appropriate level of the fair value hierarchy or net asset cost:

December 31, 2018	Level 1	Level 2	Net asset value	Total
Equities:
Equity securities	$318	$—	$578	$896
Long/short equity hedge funds	—	—	232	232
Private equity	—	—	147	147
	$318	$—	$957	$1,275
Fixed income:
Intermediate and long duration government/credit	$200	$934	$770	$1,904
Other	9	9	152	170
	$209	$943	$922	$2,074
Other investments:
Real estate	$81	$—	$164	$245
Discretionary and systematic macro hedge funds	—	—	471	471
Other	56	—	212	268
	$137	$—	$847	$984
Net plan assets(1)	$664	$943	$2,726	$4,333

December 31, 2017	Level 1	Level 2	Net Asset Value	Total
Equities
Equity securities	$379	$—	$593	$972
Long/short equity hedge funds	—	—	230	230
Private equity	—	—	155	155
	$379	$—	$978	$1,357
Fixed income:
Intermediate and long duration government/credit	$201	$981	$779	$1,961
Other	164	8	145	317
	$365	$989	$924	$2,278
Other investments:
Real estate	$85	$—	$172	$257
Discretionary and systematic macro hedge funds	—	—	583	583
Other	77	7	275	359
	$162	$7	$1,030	$1,199
Net plan assets(2)	$906	$996	$2,932	$4,834

(1)
As of December 31, 2018, the total fair value of pension plans’ assets excludes a net receivable of $1, which represents securities purchased and sold but not yet settled plus interest and dividends earned on various investments.

(2)
As of December 31, 2017, the total fair value of pension plans’ assets excludes a net receivable of $28, which represents assets due from Alcoa Corporation as a result of plan separations and securities sold not yet settled plus interest and dividends earned on various investments.

Funding and Cash Flows
It is Arconic’s policy to fund amounts for pension plans sufficient to meet the minimum requirements set forth in applicable country benefits laws and tax laws. Periodically, Arconic contributes additional amounts as deemed appropriate. In 2018 and 2017, cash contributions to Arconic’s pension plans were $298 and $310, respectively. The $298 includes $72 contributed to the Company’s U.S. plans that was in excess of the minimum required under ERISA.
The minimum required contribution to pension plans in 2019 is estimated to be $255 (of which $230 is for U.S. plans) and includes $34 related to an agreement reached with the Pension Benefit Guaranty Corporation (PBGC), as discussed in the following paragraph.
During the third quarter of 2016, the PBGC approved management’s plan to separate the Alcoa Inc. pension plans between Arconic Inc. and Alcoa Corporation. The plan stipulates that Arconic will make cash contributions over a period of 30 months (from November 1, 2016) to its two largest pension plans. Payments are expected to be made in three increments of no less than $50 each ($150 total) over this 30-month period. The Company made payments of $50 in March 2018 and $50 in April 2017. In the third quarter of 2018, the 2018 U.S. pension plan valuations were completed and additional pension contributions of $16 that were made in the first quarter of 2018 were able to be used to partially satisfy the third $50 requirement. The remaining $34 payment is expected to be made in 2019. Through the end of 2018, $116 of pension contributions have been made toward the $150 requirement.
Benefit payments expected to be paid to pension and other postretirement benefit plans’ participants and expected Medicare Part D subsidy receipts are as follows utilizing the current assumptions outlined above:

For the year ended December 31,	Pension benefits paid	Gross Other post- retirement benefits	Medicare Part D subsidy receipts	Net Other post- retirement benefits
2019	$460	$90	$5	$85
2020	460	85	5	80
2021	455	85	5	80
2022	455	85	5	80
2023	450	85	5	80
Thereafter	2,170	300	25	275
	$4,450	$730	$50	$680
Defined Contribution Plans
Arconic sponsors savings and investment plans in various countries, primarily in the United States. Arconic’s contributions and expenses related to these plans were $123 in 2018, $89 in 2017, and $71 in 2016. In the United States, employees may contribute a portion of their compensation to the plans, and Arconic matches a portion of these contributions in equivalent form of the investments elected by the employee.
H. Income Taxes
The components of income from continuing operations before income taxes were as follows:

For the year ended December 31,	2018	2017	2016
United States	$518	$500	$84
Foreign	350	(30)	330
	$868	$470	$414

The provision for income taxes consisted of the following:

For the year ended December 31,	2018	2017	2016
Current:
Federal(1)	$45	$—	$—
Foreign	138	98	133
State and local	4	(2)	1
	187	96	134
Deferred:
Federal	146	489	1,208
Foreign	(94)	37	136
State and local	(13)	(78)	(2)
	39	448	1,342
Total	$226	$544	$1,476

(1)	Includes U.S. taxes related to foreign income
Arconic has unamortized tax-deductible goodwill of $26 resulting from intercompany stock sales and reorganizations. Arconic recognizes the tax benefits (at a 25% rate) associated with this tax-deductible goodwill when it is amortized for local income tax purposes rather than in the period in which the transaction is consummated.
A reconciliation of the U.S. federal statutory rate to Arconic’s effective tax rate was as follows (the effective tax rate for all periods was a provision on income):

For the year ended December 31,	2018	2017	2016
U.S. federal statutory rate	21.0%	35.0%	35.0%
Taxes on foreign operations	4.0	(8.8)	(11.5)
U.S. State and local taxes	1.5	0.7	(0.4)
Federal benefit of state tax	(0.3)	3.7	0.4
Permanent differences on restructuring and other charges and asset disposals(1)	(16.9)	(167.4)	(107.8)
Non-deductible acquisition costs	—	0.3	8.4
Statutory tax rate and law changes(2)	6.5	52.5	(15.7)
Tax holidays	(1.6)	(3.0)	(0.8)
Changes in valuation allowances	0.9	137.9	426.8
Impairment of goodwill	—	53.5	—
Company-owned life insurance/split-dollar net premiums	—	—	23.0
Changes in uncertain tax positions	12.8	10.1	2.1
Prior year tax adjustments	(2.6)	(0.9)	(1.7)
Other	0.7	2.1	(1.3)
Effective tax rate	26.0%	115.7%	356.5%

(1)	Additional losses were reported in Spain's 2017 tax return related to the Separation Transaction which are offset by an increased valuation allowance.

(2)
In 2018, the Company finalized its accounting for the Tax Cuts and Jobs Act of 2017 ("the 2017 Act”) and recorded an additional $59 charge. In December 2017, an estimated $272 tax charge was recorded with respect to the enactment of the 2017 Act. In December 2016, Spain and the United States enacted tax law changes which resulted in the remeasurement of certain deferred tax liabilities recorded by Arconic.

On December 22, 2017, the 2017 Act was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the non-previously taxed post-1986 foreign earnings and profits of certain U.S.-owned foreign corporations as of December 31, 2017. Also on December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118"), Income Tax Accounting Implications of the Tax Cuts and Jobs Act, was issued by the SEC to address the application of U.S. GAAP for financial reporting. SAB 118 permitted the use of provisional amounts based on reasonable estimates in the financial statements. SAB

118 also provided that the tax impact may be considered incomplete in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the 2017 Act.
The Company calculated a reasonable estimate of the impact of the 2017 Act’s tax rate reduction and one-time transition tax in its 2017 year end income tax provision in accordance with its understanding of the 2017 Act and guidance available and, as a result, recorded a $272 tax charge in the fourth quarter of 2017, the period in which the legislation was enacted.
In 2018, the Company included a $59 tax charge in income from continuing operations as a result of finalizing its accounting for the 2017 Tax Act in accordance with SAB 118. This charge primarily related to a $16 charge for the one-time transition tax and a $43 charge to update deferred tax balances.
The components of net deferred tax assets and liabilities were as follows:

	2018		2017
December 31,	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities
Depreciation	$38	$694	$31	$693
Employee benefits	836	27	936	23
Loss provisions	94	—	134	14
Deferred income/expense	22	1,102	19	1,144
Tax loss carryforwards	3,159	—	3,305	—
Tax credit carryforwards	579	—	638	—
Other	94	20	24	33
	$4,822	$1,843	$5,087	$1,907
Valuation allowance	(2,486)	—	(2,584)	—
	$2,336	$1,843	$2,503	$1,907
The following table details the expiration periods of the deferred tax assets presented above:

December 31, 2018	Expires within 10 years	Expires within 11-20 years	No expiration(1)	Other(2)	Total
Tax loss carryforwards	$300	$461	$2,398	$—	$3,159
Tax credit carryforwards	497	70	12	—	579
Other	—	—	64	1,020	1,084
Valuation allowance	(752)	(287)	(1,390)	(57)	(2,486)
	$45	$244	$1,084	$963	$2,336

(1)	Deferred tax assets with no expiration may still have annual limitations on utilization.

(2)
Other represents deferred tax assets whose expiration is dependent upon the reversal of the underlying temporary difference. A substantial amount of Other relates to employee benefits that will become deductible for tax purposes over an extended period of time as contributions are made to employee benefit plans and payments are made to retirees.

The total deferred tax asset (net of valuation allowance) is supported by projections of future taxable income exclusive of reversing temporary differences (24%) and taxable temporary differences that reverse within the carryforward period (76%).
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
In 2018, Arconic made a final accounting policy election to apply a tax law ordering approach when considering the need for a valuation allowance on net operating losses expected to offset GILTI income inclusions. Under this approach, reductions in cash tax savings are not considered as part of the valuation allowance assessment. Instead, future GILTI inclusions are considered a source of taxable income that support the realizability of deferred tax assets.
Arconic’s foreign tax credits in the United States have a 10-year carryforward period with expirations ranging from 2019 to 2027 (as of December 31, 2018). Valuation allowances were initially established in prior years on a portion of the foreign tax credit carryforwards, primarily due to insufficient foreign source income to allow for full utilization of the credits within the expiration period. After consideration of all available evidence including potential tax planning strategies, incremental valuation allowances of $46, $9 and $302 were recognized in 2018, 2017 and 2016, respectively. Foreign tax credits of $8, $57, and $128 expired at the end of 2018, 2017, and 2016, respectively, resulting in a corresponding decrease to the valuation allowance. At December 31, 2018, the cumulative amount of the valuation allowance was $417. The need for this valuation allowance will be reassessed on a continuous basis in future periods and, as a result, the allowance may increase or decrease based on changes in facts and circumstances.
Arconic released $10 and $98 of certain U.S. state valuation allowances in 2018 and 2017, respectively. After weighing all available positive and negative evidence, management determined that the underlying net deferred tax assets were more likely than not realizable based on projected taxable income estimates taking into account expected post-separation apportionment data. Valuation allowances of $675 remain against other net state deferred tax assets expected to expire before utilization. The need for valuation allowances against net state deferred tax assets will be reassessed on a continuous basis in future periods and, as a result, the allowance may increase or decrease based on changes in facts and circumstances.
In 2018, Arconic reduced a valuation allowance by $92 as a result of increasing a tax reserve for unrecognized tax benefits in Spain. The valuation allowance reduction was partially offset by a $20 charge with respect to losses no longer supported by reversing temporary differences. Arconic also recorded an additional valuation allowance of $61 and $675 in 2018 and 2017, respectively, which offsets a deferred tax asset recorded for additional losses reported on the Spanish tax return related to the Separation Transaction that are not more likely than not to be realized.
In 2016, Arconic recognized a $1,267 discrete income tax charge for valuation allowances related to the Separation Transaction, including $925 with respect to Alcoa Corporation’s net deferred tax assets in the United States, $302 with respect to Arconic’s foreign tax credits in the United States, and $42 with respect to certain deferred tax assets in Luxembourg, partially offset by $2 related to the net impact of other smaller items. After weighing all positive and negative evidence, as described above, management determined that the net deferred tax assets of Alcoa Corporation were not more likely than not to be realized due to lack of historical and projected domestic source taxable income. As such, a valuation allowance was recorded immediately prior to separation.
In 2016, Arconic also recorded additional valuation allowances in Australia of $93 related to the Separation Transaction, in Spain of $163 related to a tax law change and in Luxembourg of $280 related to the Separation Transaction as well as a tax law change. These valuation allowances fully offset current year changes in deferred tax asset balances of each respective jurisdiction, resulting in no net impact to tax expense. The need for a valuation allowance will be reassessed on a continuous basis in future periods by each jurisdiction and, as a result, the allowances may increase or decrease based on changes in facts and circumstances.
Arconic also recognized discrete income tax benefits in 2016 related to the release of valuation allowances on certain net deferred tax assets in Russia and Canada of $19 and $20, respectively. After weighing all available evidence, management determined that it was more likely than not that the net income tax benefits associated with the underlying deferred tax assets would be realizable based on historic cumulative income and projected taxable income.

The following table details the changes in the valuation allowance:

December 31,	2018	2017	2016
Balance at beginning of year	$2,584	$1,940	$1,291
Increase to allowance	136	831	772
Release of allowance	(154)	(246)	(209)
Acquisitions and divestitures	—	(1)	(1)
Tax apportionment, tax rate and tax law changes	(14)	(24)	106
Foreign currency translation	(66)	84	(19)
Balance at end of year	$2,486	$2,584	$1,940
As a result of the 2017 Act, the non-previously taxed post-1986 foreign earnings and profits (calculated based on U.S. tax principles) of certain U.S.-owned foreign corporations has been subject to U.S. tax under the one-time transition tax provisions. The 2017 Act also created a new requirement that certain income earned by foreign subsidiaries, GILTI, must be included in the gross income of the U.S. shareholder. The 2017 Act also established the Base Erosion and Anti-Abuse Tax (BEAT). In the first quarter of 2018, Arconic made a final accounting policy election to treat taxes due from future inclusions in U.S. taxable income related to GILTI as a current period expense when incurred. Arconic has estimated a GILTI inclusion for 2018 and recorded tax expense accordingly. Arconic does not anticipate being subject to BEAT for 2018.
Foreign U.S. GAAP earnings that have not otherwise been subject to U.S. tax, will generally be exempt from future U.S. tax under the 2017 Act when distributed.  Such distributions, as well as distributions of previously taxed foreign earnings, could potentially be subject to U.S. state tax in certain states, and foreign withholding taxes. Foreign currency gains/losses related to the translation of previously taxed earnings from functional currency to U.S. dollars could also be subject to U.S. tax when distributed.  At this time, Arconic has no plans to distribute such earnings in the foreseeable future. If such earnings were to be distributed, Arconic would expect the potential U.S. state tax and withholding tax impacts to be immaterial and the potential deferred tax liability associated with future foreign currency gains to be impracticable to determine.
Arconic and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With a few minor exceptions, Arconic is no longer subject to income tax examinations by tax authorities for years prior to 2006. All U.S. tax years prior to 2018 have been audited by the Internal Revenue Service. Various state and foreign jurisdiction tax authorities are in the process of examining Arconic’s income tax returns for various tax years through 2017.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) was as follows:

December 31,	2018	2017	2016
Balance at beginning of year	$73	$28	$18
Additions for tax positions of the current year	—	23	12
Additions for tax positions of prior years	143	27	—
Reductions for tax positions of prior years	(42)	—	—
Settlements with tax authorities	—	—	(1)
Expiration of the statute of limitations	(6)	(5)	(1)
Foreign currency translation	(2)	—	—
Balance at end of year	$166	$73	$28
For all periods presented, a portion of the balance pertains to state tax liabilities, which are presented before any offset for federal tax benefits. The effect of unrecognized tax benefits, if recorded, that would impact the annual effective tax rate for 2018, 2017, and 2016 would be approximately 5%, 15%, and 6%, respectively, of pre-tax book income. Arconic does not anticipate that changes in its unrecognized tax benefits will have a material impact on the Statement of Consolidated Operations during 2019.
It is Arconic’s policy to recognize interest and penalties related to income taxes as a component of the Provision for income taxes on the accompanying Statement of Consolidated Operations. Arconic recognized interest of $22 and $1 for 2018 and 2017, respectively, but did not recognize any interest or penalties in 2016. Due to the expiration of the statute of limitations, settlements with tax authorities, and refunded overpayments, Arconic recognized interest income of $1 and $2 in 2018 and 2017, respectively, but did not recognize any interest income in 2016. As of December 31, 2018, and 2017, the amount accrued for the payment of interest and penalties was $21 and $2, respectively.

I. Preferred and Common Stock
Preferred Stock. Arconic has two classes of preferred stock: Class A Preferred Stock and Class B Serial Preferred Stock. Class A Preferred Stock has 660,000 shares authorized at a par value of $100 per share with an annual $3.75 cumulative dividend preference per share. There were 546,024 shares of Class A Preferred Stock outstanding at December 31, 2018 and 2017. Class B Serial Preferred Stock has 10,000,000 shares authorized at a par value of $1 per share. There were no shares of Class B Serial Preferred Stock outstanding at December 31, 2018 and 2017 (see below).
In September 2014, Arconic completed a public offering under its shelf registration statement for $1,250 of 25 million depositary shares, each of which represents a 1/10th interest in a share of Arconic’s 5.375% Class B Mandatory Convertible Preferred Stock, Series 1, par value $1 per share, liquidation preference $500 per share (the “Mandatory Convertible Preferred Stock”). The 25 million depositary shares are equivalent to 2.5 million shares of Mandatory Convertible Preferred Stock. Each depositary share entitled the holder, through the depositary, to a proportional fractional interest in the rights and preferences of a share of Mandatory Convertible Preferred Stock, including conversion, dividend, liquidation, and voting rights, subject to terms of the deposit agreement. Arconic received $1,213 in net proceeds from the public offering reflecting an underwriting discount. The net proceeds were used, together with the net proceeds of issued debt, to finance the cash portion of the acquisition of Firth Rixson. The underwriting discount was recorded as a decrease to Additional capital. The Mandatory Convertible Preferred Stock constituted a series of Arconic’s Class B Serial Preferred Stock, which ranks senior to Arconic’s common stock and junior to Arconic’s Class A Preferred Stock and existing and future indebtedness. Holders of the Mandatory Convertible Preferred Stock generally had no voting rights.
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
In August 2016, Arconic retired its outstanding treasury stock consisting of approximately 25 million shares (76 million shares pre-Reverse Stock Split). As a result, Common stock and Additional capital in the accompanying 2016 Consolidated Balance Sheet were decreased by $76 and $2,563, respectively, to reflect the retirement of the treasury shares. As of December 31, 2018, and 2017, there was no outstanding treasury stock.
In July 2015, through the acquisition of RTI International Metals Inc. (RTI), Arconic assumed the obligation to repay two tranches of convertible debt; one tranche was due and settled in cash on December 1, 2015 (principal amount of $115) and the other tranche is due on October 15, 2019 (principal amount of $403), unless earlier converted or purchased by Arconic at the holder’s option under specific conditions. Upon conversion of the 2019 convertible notes, holders will receive, at Arconic’s election, cash, shares of common stock (approximately 14,453,000 shares using the December 31, 2018 conversion rate of 35.9125 shares per $1,000 (not in millions) bond or per-share conversion price of $27.8455), or a combination of cash and shares. On the maturity date, each holder of outstanding notes will be entitled to receive $1,000 (not in millions) in cash for each $1,000 (not in millions) bond, together with accrued and unpaid interest.
At December 31, 2018, 483,270,717 shares were issued and outstanding. Dividends paid in 2018 and 2017 were $0.24 per annum or $0.06 per quarter and $0.36 per annum or $0.09 per quarter in 2016.
As of December 31, 2018, 47 million shares of common stock were reserved for issuance under Arconic’s stock-based compensation plans. As of December 31, 2018, 41 million shares remain available for issuance. Arconic issues new shares to satisfy the exercise of stock options and the conversion of stock awards.
See Note W for further information on common stock repurchases.

Share Activity (number of shares)

	Common stock
	Treasury	Outstanding
Balance at end of 2015	81,051,103	1,310,160,141
Issued for stock-based compensation plans	(5,219,660)	5,302,128
Treasury stock retirement	(75,831,443)	—
Reverse Stock Split	—	(876,942,489)
Balance at end of 2016	—	438,519,780
Conversion of convertible notes	—	39,242,706
Issued for stock-based compensation plans	—	3,654,051
Balance at end of 2017	—	481,416,537
Issued for stock-based compensation plans	—	1,854,180
Balance at end of 2018	—	483,270,717
Stock-Based Compensation
Arconic has a stock-based compensation plan under which stock options and restricted stock unit awards are granted in January each year to eligible employees. Stock options are granted at the closing market price of Arconic’s common stock on the date of grant and typically vest over a three-year service period (1/3 each year) with a ten-year contractual term. In 2018, there were stock options granted that vest over a four-year cliff service period. Restricted stock unit awards typically vest over a three-year service period from the date of grant. As part of Arconic’s stock-based compensation plan design, individuals who are retirement-eligible have a six-month requisite service period in the year of grant. Certain of these awards also include performance and market conditions. For the majority of performance stock awards issued in 2018, 2017, and 2016, the final number of shares earned will be based on Arconic’s achievement of sales and profitability targets over the respective three-year performance periods. For awards issued in 2018 and 2017, the award will be earned at the end of the three-year performance period. For awards issued in 2016, one-third of the award will be earned each year based on the performance against the pre-established targets for that year. The performance stock awards earned over the three-year period vest at the end of the third year. Additionally, the 2018 and 2017 awards will be scaled by a total shareholder return (“TSR”) multiplier, which depends upon relative three-year performance against the TSRs of a group of peer companies.
In 2018, 2017 and 2016, Arconic recognized stock-based compensation expense of $50 ($39 after-tax), $54 ($36 after-tax), and $76 ($51 after-tax), respectively. The expense related to restricted stock unit awards in 2018, 2017 and 2016 was approximately 85%, 85% and 80%, respectively. No stock-based compensation expense was capitalized in any of those years. 2017 stock-based compensation expense was reduced by $13 for certain executive pre-vest cancellations which were recorded in Restructuring and other charges within the Statement of Consolidated Operations. At December 31, 2018, there was $52 (pre-tax) of unrecognized compensation expense related to non-vested stock option grants and non-vested restricted stock unit award grants. This expense is expected to be recognized over a weighted average period of 1.8 years.
Stock-based compensation expense is based on the grant date fair value of the applicable equity grant. For restricted stock unit awards, the fair value was equivalent to the closing market price of Arconic’s common stock on the date of grant. The grant date fair value of the 2018 and 2017 performance awards containing a market condition was $20.25 and $21.99, respectively, and was valued using a Monte Carlo model. A Monte Carlo simulation uses assumptions of stock price behavior to estimate the probability of satisfying market conditions and the resulting fair value of the award. The risk-free interest rate (2.7% in 2018 and 1.5% in 2017) was based on a yield curve of interest rates at the time of the grant based on the remaining performance period. Because of limited historical information due to the Separation Transaction, volatility (32.0% in 2018 and 38.0% in 2017) was estimated using implied volatility and the representative price return approach, which uses price returns of comparable companies, was used to develop a correlation assumption. For stock options, the fair value was estimated on the date of grant using a lattice-pricing model, which generated a result of $9.79 ($10.99 for four-year cliff options), $6.26, and $4.78 per option in 2018, 2017, and 2016, respectively. The lattice-pricing model uses a number of assumptions to estimate the fair value of a stock option, including a risk-free interest rate, dividend yield, volatility, exercise behavior, and contractual life. The following paragraph describes in detail the assumptions used to estimate the fair value of stock options granted in 2018 (the assumptions used to estimate the fair value of stock options granted in 2017 and 2016 were not materially different, except as noted below).
The risk-free interest rate (2.5%) was based on a yield curve of interest rates at the time of the grant based on the contractual life of the option. The dividend yield (0.9%) was based on a one-year average. Volatility (34.0% for 2018, 38.1% for 2017, and 44.5% in 2016) was based on comparable companies in 2018 and 2017 (except 2016 historical volatilities were used) and implied volatilities over the term of the option. Arconic utilized historical option forfeiture data to estimate annual pre- and post-vesting forfeitures (6%). Exercise behavior (61%) was based on a weighted average exercise ratio (exercise patterns for grants issued over the number of years in the contractual option term) of an option’s intrinsic value resulting from historical employee exercise behavior. Based upon the other assumptions used in the determination of the fair value, the life of an option (6.0 years (7.3 years for four-year cliff options)) was an output of the lattice-pricing model. The activity for stock options and stock awards during 2018 was as follows (options and awards in millions):

	Stock options		Stock awards
	Number of options	Weighted average exercise price	Number of awards	Weighted average FMV per award
Outstanding, January 1, 2018	11	$23.94	7	$21.49
Granted	1	29.97	2	26.48
Exercised	(1)	18.95	—	—
Converted	—	—	(1)	32.75
Expired or forfeited	(1)	26.96	(1)	21.10
Performance share adjustment	—	—	—	18.47
Outstanding, December 31, 2018	10	$24.95	7	$21.13
As of December 31, 2018, the number of stock options outstanding had a weighted average remaining contractual life of 4.8 years and a total intrinsic value of $3. Additionally, 7.8 million of the stock options outstanding were fully vested and exercisable and had a weighted average remaining contractual life of 3.7 years, a weighted average exercise price of $25.49, and a total intrinsic value of $2 as of December 31, 2018. In 2018, 2017, and 2016, the cash received from stock option exercises was $16, $50, and $4 and the total tax benefit realized from these exercises was $2, $4, and $0, respectively. The total intrinsic value of stock options exercised during 2018, 2017 and 2016 was $7, $13, and $1, respectively.
J. Earnings Per Share
Basic earnings per share (EPS) amounts are computed by dividing earnings (loss), after the deduction of preferred stock dividends declared, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.
The information used to compute basic and diluted EPS attributable to Arconic common shareholders was as follows (shares in millions):

For the year ended December 31,	2018	2017	2016
Net income (loss) from continuing operations attributable to Arconic	$642	$(74)	$(1,062)
Less: preferred stock dividends declared	(2)	(53)	(69)
Income (loss) from continuing operations available to Arconic common shareholders	640	(127)	(1,131)
Income from discontinued operations after income taxes and noncontrolling interests(1)	—	—	121
Net income (loss) available to Arconic common shareholders—basic	640	(127)	(1,010)
Add: interest expense related to convertible notes	11	—	—
Net income (loss) available to Arconic common shareholders - diluted	$651	$(127)	$(1,010)
Average shares outstanding - basic	483	451	438
Effect of dilutive securities:
Stock options	1	—	—
Stock and performance awards	5	—	—
Convertible notes	14	—	—
Average shares outstanding - diluted	503	451	438

(1)
Calculated from the Statement of Consolidated Operations as Income from discontinued operations after income taxes less Net income from discontinued operations attributable to noncontrolling interests.

The following shares were excluded from the calculation of average shares outstanding – diluted as their effect was anti-dilutive (shares in millions).

	2018	2017	2016
Mandatory convertible preferred stock	n/a	39	39
Convertible notes	—	14	14
Stock options(1)	9	11	13
Stock awards	—	7	8

(1)	The average exercise price of options per share was $26.79, $33.32, and $26.93 for 2018, 2017, and 2016, respectively.
In 2017, had Arconic generated sufficient net income, 30 million, 14 million, 5 million, and 1 million potential shares of common stock related to the mandatory convertible preferred stock, convertible notes, stock awards, and stock options, respectively, would have been included in diluted average shares outstanding. The mandatory convertible preferred stock converted on October 2, 2017 (see Note I).
In 2016, had Arconic generated sufficient net income, 28 million, 10 million, 4 million, and 1 million potential shares of common stock related to the mandatory convertible preferred stock, convertible notes, stock awards, and stock options, respectively, would have been included in diluted average shares outstanding.

K. Accumulated Other Comprehensive Loss
The following table details the activity of the four components that comprise Accumulated other comprehensive loss for both Arconic’s shareholders and noncontrolling interests:

	Arconic			Noncontrolling Interests
	2018	2017	2016	2018	2017	2016
Pension and other postretirement benefits (G)
Balance at beginning of period	$(2,230)	$(2,010)	$(3,611)	$—	$—	$(56)
Adoption of accounting standard (A)	(369)	—	—	—	—	—
Other comprehensive income (loss):
Unrecognized net actuarial loss and prior service cost/benefit	70	(466)	(1,112)	—	—	(9)
Tax (expense) benefit	(19)	102	380	—	—	3
Total Other comprehensive income (loss) before reclassifications, net of tax	51	(364)	(732)	—	—	(6)
Amortization of net actuarial loss and prior service cost(1)	262	222	389	—	—	4
Tax expense(2)	(58)	(78)	(136)	—	—	(1)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(8)	204	144	253	—	—	3
Total Other comprehensive income (loss)	255	(220)	(479)	—	—	(3)
Transfer to Alcoa Corporation	—	—	2,080	—	—	59
Balance at end of period	$(2,344)	$(2,230)	$(2,010)	$—	$—	$—
Foreign currency translation
Balance at beginning of period	$(437)	$(689)	$(2,412)	$—	$(2)	$(780)
Other comprehensive (loss) income(3)	(146)	252	268	—	2	182
Transfer to Alcoa Corporation	—	—	1,455	—	—	596
Balance at end of period	$(583)	$(437)	$(689)	$—	$—	$(2)
Available-for-sale securities
Balance at beginning of period	$(2)	$132	$(5)	$—	$—	$—
Other comprehensive (loss) income(4)	(1)	(134)	137	—	—	—
Balance at end of period	$(3)	$(2)	$132	$—	$—	$—
Cash flow hedges
Balance at beginning of period	$25	$(1)	$597	—	$—	$(3)
Adoption of accounting standard (A)	2	—	—	—	—	—
Other comprehensive (loss) income:
Net change from periodic revaluations	(15)	37	(843)	—	—	36
Tax benefit (expense)	3	(9)	252	—	—	(10)
Total Other comprehensive (loss) income before reclassifications, net of tax	(12)	28	(591)	—	—	26
Net amount reclassified to earnings
Aluminum contracts(5)	(8)	(2)	1	—	—	—
Energy contracts(6)	—	—	(49)	—	—	(34)
Interest rate contracts(7)	(2)	—	9	—	—	5
Nickel contracts(6)	(4)	(1)	1	—	—	—
Sub-total	(14)	(3)	(38)	—	—	(29)
Tax benefit(2)	3	1	12	—	—	8
Total amount reclassified from Accumulated other comprehensive loss, net of tax(8)	(11)	(2)	(26)	—	—	(21)
Total Other comprehensive (loss) income	(23)	26	(617)	—	—	5
Transfer to Alcoa Corporation	—	—	19	—	—	(2)
Balance at end of period	$4	$25	$(1)	$—	$—	$—

Total balance at end of period	$(2,926)	$(2,644)	$(2,568)	$—	$—	$(2)

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note G).

(2)	These amounts were included in Provision for income taxes on the accompanying Statement of Consolidated Operations.

(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(4)	Realized gains and losses were included in Other expense (income), net, net on the accompanying Statement of Consolidated Operations.

(5)	These amounts were included in Sales on the accompanying Statement of Consolidated Operations.

(6)	These amounts were included in Cost of goods sold on the accompanying Statement of Consolidated Operations.

(7)	These amounts were included in Interest expense on the accompanying Statement of Consolidated Operations.

(8)
A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings. These amounts were reflected on the accompanying Statement of Consolidated Operations in the line items indicated in footnotes 1 through 7.

L. Receivables
Sale of Receivables Program
Arconic has an arrangement with three financial institutions to sell certain customer receivables without recourse on a revolving basis. The sale of such receivables is completed using a bankruptcy remote special purpose entity, which is a consolidated subsidiary of Arconic. This arrangement provides up to a maximum funding of $400 for receivables sold. Arconic maintains a beneficial interest, or a right to collect cash, on the sold receivables that have not been funded (deferred purchase program). On March 30, 2012, Arconic initially sold $304 of customer receivables in exchange for $50 in cash and $254 of deferred purchase program under the arrangement. Arconic has received additional net cash funding of $300 ($2,958 in draws and $2,658 in repayments) since the program’s inception, including net cash draws totaling $0 ($600 in draws and $600 in repayments) in 2018 and net cash draws totaling $0 ($600 in draws and $600 in repayments) in 2017.
As of December 31, 2018, and 2017, the deferred purchase program receivable was $234 and $187, respectively, which was included in Other receivables on the accompanying Consolidated Balance Sheet. The deferred purchase program receivable is reduced as collections of the underlying receivables occur; however, as this is a revolving program, the sale of new receivables will result in an increase in the deferred purchase program receivable. The gross amount of receivables sold and total cash collected under this program since its inception was $41,784 and $41,200 respectively. Arconic services the customer receivables for the financial institutions at market rates; therefore, no servicing asset or liability was recorded.
In 2018 and 2017, the gross cash outflows and inflows associated with the deferred purchase program receivable were $6,375 and $6,328 respectively, and $5,471 and $5,367, respectively.
Cash receipts from customer payments on sold receivables (which are cash receipts on the underlying trade receivables that have been previously sold in this program) as well as cash receipts and cash disbursements from draws and repayments under the program are presented as cash receipts from sold receivables within investing activities in the Statement of Consolidated Cash Flows. See Note A for additional information on new accounting guidance that impacts the Company.
Allowance for Doubtful Accounts
The following table details the changes in the allowance for doubtful accounts related to customer receivables and other receivables:

	Customer receivables			Other receivables
	2018	2017	2016	2018	2017	2016
Balance at beginning of year	$8	$13	$8	$34	$32	$34
Provision for doubtful accounts	2	1	7	7	9	6
Write off of uncollectible accounts	(2)	(5)	(3)	(2)	(1)	(1)
Recoveries of prior write-offs	—	—	(1)	(3)	(3)	1
Other	(4)	(1)	2	(5)	(3)	(8)
Balance at end of year	$4	$8	$13	$31	$34	$32

M. Inventories

December 31,	2018	2017
Finished goods	$668	$669
Work-in-process	1,371	1,349
Purchased raw materials	366	381
Operating supplies	87	81
Total inventories	$2,492	$2,480
At December 31, 2018 and 2017, the portion of inventories valued on a LIFO basis was $1,292 and $1,208, respectively. If valued on an average-cost basis, total inventories would have been $530 and $481 higher at December 31, 2018 and 2017, respectively. During 2018 and 2017, reductions in LIFO inventory quantities caused partial liquidations of the lower cost LIFO inventory base. These liquidations resulted in the recognition of immaterial income amounts in 2018, 2017, and 2016.
In the second quarter of 2018, a charge of $23 was recorded in Cost of goods sold and Inventories to reflect a physical inventory adjustment at one plant in the Engineered Products and Solutions segment. While a portion of this charge relates to prior years, the majority relates to 2018. The out-of-period amounts were not material to any interim or annual periods.
N. Properties, Plants, and Equipment, Net

December 31,	2018	2017
Land and land rights	$136	$140
Structures:
Engineered Products and Solutions	796	784
Global Rolled Products	1,068	1,090
Transportation and Construction Solutions	248	268
Other	252	253
	2,364	2,395
Machinery and equipment:
Engineered Products and Solutions	3,437	3,054
Global Rolled Products	4,629	4,641
Transportation and Construction Solutions	748	777
Other	420	358
	9,234	8,830
	11,734	11,365
Less: accumulated depreciation and amortization	6,769	6,392
	4,965	4,973
Construction work-in-progress	739	621
	$5,704	$5,594
During the second quarter of 2018, the Company updated its three-year strategic plan and determined that there was a decline in the forecasted financial performance for the disks operations, an asset group within the Arconic Engines business unit. As such, the Company evaluated the recoverability of the long-lived assets by comparing their carrying value of approximately $515 to the estimated undiscounted net cash flows of the disks operations, resulting in an estimated fair value in excess of their carrying value of approximately 13%; thus, there was no impairment. If the disks operations do not achieve the revised forecasted financial performance or if there are changes in any significant assumptions, a material non-cash impairment of long-lived assets may occur in future periods. These significant assumptions include sales growth, cost of raw materials, ramp up of additional production capacity, and working capital. A 1% decrease in the forecasted net cash flows would reduce the undiscounted cash flows by approximately $6. There were no indicators of impairment identified for the disks operations during the third or fourth quarters of 2018 and, as such, the Company did not evaluate the recoverability of its long-lived assets.

O. Goodwill and Other Intangible Assets
The following table details the changes in the carrying amount of goodwill:

	Engineered Products and Solutions	Global Rolled Products	Transportation and Construction Solutions	Total
Balances at December 31, 2016
Goodwill	$4,832	$241	$128	$5,201
Accumulated impairment losses	—	—	(53)	(53)
Goodwill, net	4,832	241	75	5,148
Impairment (A)	(719)	—	—	(719)
Translation and other	92	11	3	106
Balances at December 31, 2017
Goodwill	4,924	252	131	5,307
Accumulated impairment losses	(719)	—	(53)	(772)
Goodwill, net	4,205	252	78	4,535
Divestitures (T)	(1)	—	—	(1)
Translation and other	(25)	(7)	(2)	(34)
Balances at December 31, 2018
Goodwill	4,898	245	129	5,272
Accumulated impairment losses	(719)	—	(53)	(772)
Goodwill, net	$4,179	$245	$76	$4,500
In 2017, Arconic recognized an impairment of goodwill in the amount of $719 related to the annual impairment review of the Arconic Forgings and Extrusions business. See Goodwill policy in Note A.
Other intangible assets were as follows:

December 31, 2018	Gross carrying amount	Accumulated amortization	Intangibles, net
Computer software	$768	$(657)	$111
Patents and licenses	110	(107)	3
Other intangibles	922	(149)	773
Total amortizable intangible assets	1,800	(913)	887
Indefinite-lived trade names and trademarks	32	—	32
Total other intangible assets	$1,832	$(913)	$919

December 31, 2017	Gross carrying amount	Accumulated amortization	Intangibles, net
Computer software	$789	$(674)	$115
Patents and licenses	110	(107)	3
Other intangibles	953	(116)	837
Total amortizable intangible assets	1,852	(897)	955
Indefinite-lived trade names and trademarks	32	—	32
Total other intangible assets	$1,884	$(897)	$987
Computer software consists primarily of software costs associated with an enterprise business solution within Arconic to drive common systems among all businesses.
Amortization expense related to the intangible assets in the tables above for the years ended December 31, 2018, 2017, and 2016 was $81, $71, and $65, respectively, and is expected to be in the range of approximately $63 to $70 annually from 2019 to 2023.

P. Debt
Long-Term Debt.

December 31,	2018	2017
5.72% Notes, due 2019	$—	$500
1.63% Convertible Notes, due 2019	403	403
6.150% Notes, due 2020	1,000	1,000
5.40% Notes, due 2021	1,250	1,250
5.87% Notes, due 2022	627	627
5.125% Notes, due 2024	1,250	1,250
5.90% Notes, due 2027	625	625
6.75% Bonds, due 2028	300	300
5.95% Notes due 2037	625	625
Iowa Finance Authority Loan, due 2042 (4.75%)	250	250
Other(1)	(29)	(23)
	6,301	6,807
Less: amount due within one year	405	1
	$5,896	$6,806

(1)
Includes various financing arrangements related to subsidiaries, unamortized debt discounts related to outstanding notes and bonds listed in the table above, an equity option related to the convertible notes due in 2019, and unamortized debt issuance costs.

The principal amount of long-term debt maturing in each of the next five years is $405 in 2019, $1,000 in 2020, $1,250 in 2021, $627 in 2022, and $0 in 2023.
Public Debt – During the first quarter of 2018, the Company completed the early redemption of its remaining outstanding 5.72% Notes due in 2019, with aggregate principal amount of $500, for $518 in cash including accrued and unpaid interest. As a result, the Company recorded a charge of $19 in Interest expense in the accompanying Statement of Consolidated Operations for 2018 primarily for the premium paid on the early redemption of these notes in excess of their carrying value.
During the second quarter of 2017, the Company announced three separate cash tender offers by the Investment Banks for the purchase of the Company’s 6.50% Bonds due 2018 (the “6.50% Bonds”), 6.75% Notes due 2018 (the “6.75% Notes”), and 5.72% Notes due 2019 (the “5.72% Notes”), up to a maximum purchase amount of $1,000 aggregate principal amount of notes, subject to certain conditions. The Investment Banks purchased notes totaling $805 aggregate principal amount, including $150 aggregate principal amount of 6.50% Bonds, $405 aggregate principal amount of 6.75% Notes, and $250 aggregate principal amount of 5.72% Notes.
Also, during the second quarter of 2017, the Company agreed to acquire the notes from the Investment Banks for $409 in cash plus its remaining investment in Alcoa Corporation common stock (12,958,767 shares valued at $35.91 per share) for total consideration of $874 including accrued and unpaid interest. The Company recorded a charge of $58 ($27 in cash) primarily for the premium for the early redemption of the notes, a benefit of $8 for the proceeds of a related interest rate swap agreement, and a charge of $2 for legal fees associated with the transaction in Interest expense, and recorded a gain of $167 in Other income, net in the accompanying Statement of Consolidated Operations for the Debt-for-Equity Exchange.
Finally, during the second quarter of 2017, the Company completed the early redemption of its remaining outstanding 6.50% Bonds, with aggregate principal amount of $100, and its remaining outstanding 6.75% Notes, with aggregate principal amount of $345, for $479 in cash including accrued and unpaid interest. As a result of the early redemption of the 6.50% Bonds and 6.75% Notes, the Company recorded a charge of $24 in Interest expense in the accompanying Statement of Consolidated Operations for the premium paid for the early redemption of these notes in excess of their carrying value.
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
The Credit Agreement includes additional covenants, including, among others, (a) limitations on Arconic’s ability to incur liens securing indebtedness for borrowed money, (b) limitations on Arconic’s ability to consummate a merger, consolidation or sale of all or substantially all of its assets, and (c) limitations on Arconic’s ability to change the nature of its business. As of December 31, 2018, Arconic was in compliance with all such covenants.
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
There were no amounts outstanding at December 31, 2018 and 2017 and no amounts were borrowed during 2018, 2017, or 2016 under the Credit Facility.
In addition to the Credit Agreement above, Arconic has a number of other credit agreements that provide a combined borrowing capacity of $715 as of December 31, 2018, of which $465 is due to expire in 2019 and $250 is due to expire in 2020. The purpose of any borrowings under these credit arrangements is to provide for working capital requirements and for other general corporate purposes. The covenants contained in all these arrangements are the same as the Credit Agreement. In 2018, 2017, and 2016, Arconic borrowed and repaid $600, $810, and $1,950, respectively, under the respective credit arrangements. The weighted-average interest rate and weighted-average days outstanding of the respective borrowings during 2018, 2017, and 2016 were 3.3%, 2.6%, and 1.9%, respectively, and 46 days, 46 days, and 49 days, respectively.
Short-Term Debt. At December 31, 2018 and 2017, short-term debt was $29 and $38, respectively. These amounts included $29 and $33 at December 31, 2018 and 2017, respectively, related to accounts payable settlement arrangements with certain vendors and third-party intermediaries. These arrangements provide that, at the vendor’s request, the third-party intermediary advances the amount of the scheduled payment to the vendor, less an appropriate discount, before the scheduled payment date and Arconic makes payment to the third-party intermediary on the date stipulated in accordance with the commercial terms negotiated with its vendors. Arconic records imputed interest related to these arrangements in Interest expense on the accompanying Statement of Consolidated Operations.
Commercial Paper. Arconic had no outstanding commercial paper at December 31, 2018 and 2017. In 2018 and 2017, the average outstanding commercial paper was $49 and $67, respectively. Commercial paper matures at various times within one year and had an annual weighted average interest rate of 2.5%, 1.6%, and 1.1% during 2018, 2017, and 2016, respectively.

Q. Other Noncurrent Liabilities and Deferred Credits

December 31,	2018	2017
Environmental remediation (U)	$185	$253
Income taxes (H)	146	162
Accrued compensation and retirement costs	195	218
Sale-leaseback financing obligation	119	—
Other	94	126
	$739	$759
The sale-leaseback financing obligation represents the cash received from the sale of the Texarkana, Texas cast house. The transaction has been accounted for as a deferred gain due to continuing involvement. See Note T.
R. Other Financial Instruments
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
The carrying values of Cash and cash equivalents, Restricted cash, Derivatives, Noncurrent receivables and Short-term debt included in the Consolidated Balance Sheet approximate their fair values. The Company holds exchange-traded fixed income securities which are considered available-for-sale securities that are carried at fair value which is based on quoted market prices which are classified in Level 1 of the fair value hierarchy. The fair value of Long-term debt, less amount due within one year was based on quoted market prices for public debt and on interest rates that are currently available to Arconic for issuance of debt with similar terms and maturities for non-public debt. The fair value amounts for all Long-term debt were classified in Level 2 of the fair value hierarchy.

	2018		2017
December 31,	Carrying value	Fair value	Carrying value	Fair value
Long-term debt, less amount due within one year	5,896	5,873	6,806	7,443
S. Cash Flow Information
Cash paid for interest and income taxes was as follows:

	2018	2017	2016
Interest, net of amount capitalized	$391	$508	$524
Income taxes, net of amount refunded	$74	$118	$324
As it relates to cash paid for acquisitions, during 2016, Arconic made a $10 cash payment for a working capital adjustment from a prior period acquisition.
During 2016, Arconic sold various securities held by its captive insurance company for $130, and an equity interest in a natural gas pipeline of $145 (Alcoa Corporation), both of which were included in Sales of investments on the accompanying Statement of Consolidated Cash Flows.

In 2016, Arconic received $457 in proceeds from the redemption of certain company-owned life insurance policies, sold its Intalco smelter wharf property (Alcoa Corporation) for $120, and sold the Remmele Medical business (see Note T) for $102. These amounts were included in Proceeds from the sale of assets and businesses on the accompanying Statement of Consolidated Cash Flows.
Noncash Financing and Investing Activities. On October 2, 2017, all outstanding 24,975,978 depositary shares (each depositary share representing a 1/10th interest in a share of the mandatory convertible preferred stock) were converted at a rate of 1.56996 into 39,211,286 common shares; 24,022 depositary shares were previously tendered for early conversion into 31,420 shares of Arconic common stock. No gain or loss was recognized associated with this equity transaction (see Note I).
In the second quarter of 2017, the Company completed a Debt-for-Equity Exchange with the Investment Banks for the remaining portion of Arconic’s retained interest in Alcoa Corporation common stock for a portion of the Company’s outstanding notes held by the Investment Banks for $465 including accrued and unpaid interest (see Note P).
On October 5, 2016, Arconic completed a 1-for-3 Reverse Stock Split (see Note I). The Reverse Stock Split reduced the number of shares of common stock outstanding from approximately 1.3 billion shares to approximately 0.4 billion shares. The par value of the common stock remained at $1.00 per share. Accordingly, Common stock and Additional capital in the Company’s Statement of Changes in Consolidated Equity at December 31, 2016 reflect a decrease and increase of $877, respectively.
In August 2016, Arconic retired its outstanding treasury stock consisting of approximately 76 million shares (see Note I). As a result, Common stock and Additional capital were decreased by $76 and $2,563, respectively, in the Company’s Statement of Changes in Consolidated Equity at December 31, 2016, to reflect the retirement of the treasury shares.
T. Acquisitions and Divestitures
2018 Divestitures. On April 2, 2018, Arconic completed the sale of its Latin America extrusions business to a subsidiary of Hydro Extruded Solutions AS for $2, following the settlement of post-closing and other adjustments in December 2018. As a result of entering into the agreement to sell the Latin America extrusions business in December 2017, a charge of $41 was recognized in the fourth quarter of 2017 in Restructuring and other charges in the Statement of Consolidated Operations related to the non-cash impairment of the net book value of the business and an additional charge of $2 related to a post-closing adjustment was recognized in the fourth quarter of 2018. The operating results and assets and liabilities of the business were included in the Transportation and Construction Solutions segment. This business generated sales of $25, $115, and $103 in 2018, 2017, and 2016 respectively, and had 612 employees at the time of the divestiture.
On July 31, 2018, the Company announced that it had initiated a sale process of its Building and Construction Systems (BCS) business, as part of the Company’s ongoing strategy and portfolio review that commenced in January 2018. BCS is part of the Transportation and Construction Solutions segment and generated third-party sales of approximately $1,140, $1,070, and $1,010 for 2018, 2017, and 2016, respectively. The sale process continues to progress. The Company’s decision regarding whether to sell the business will not be finalized until final binding offers are evaluated at a later stage in the sale process. Until the Company makes that final decision, the BCS business will remain classified as held and in-use in the Consolidated Financial Statements.
On October 31, 2018, the Company sold its Texarkana, Texas rolling mill and cast house, which had a combined net book value of $63, to Ta Chen International, Inc. for $302 in cash, subject to post-closing adjustments, plus additional contingent consideration of up to $50. The contingent consideration relates to the achievement of various milestones within 36 months of the transaction closing date associated with operationalizing the rolling mill equipment. The operating results and assets and liabilities of the business were included in the Global Rolled Products segment. The Texarkana rolling mill facility had previously been idle since late 2009. In early 2016, the Company restarted the Texarkana cast house to meet demand for aluminum slab. As part of the agreement, the Company will continue to produce aluminum slab at the facility for a period of 18 months through a lease back of the cast house building and equipment, after which time, Ta Chen will perform toll processing of metal for the Company for a period of six months. The Company will supply Ta Chen with cold-rolled aluminum coil during this 24-month period.
The sale of the rolling mill and cast house has been accounted for separately. The gain on the sale of the rolling mill of $154, including the fair value of contingent consideration of $5, was recorded in Restructuring and other charges in the Statement of Consolidated Operations in the fourth quarter of 2018. The Company will reevaluate its estimate of the amount of contingent consideration to which it will be entitled at the end of each reporting period and recognize any changes thereto in the Statement of Consolidated Operations. The Company has continuing involvement related to the lease back of the cast house, and, therefore has deferred the gain associated with the cast house in 2018. As a result, the Company continues to treat the cast house building and equipment that it sold to Ta Chen as owned and therefore reflected these assets in its Consolidated Balance Sheet and has been depreciating them over their remaining useful life. Additionally, the Company recorded the cash proceeds associated with the sale of the cast house assets as a noncurrent liability in its Consolidated Balance Sheet which included a deferred gain of $95. The Company will adopt the new lease accounting standard in the first quarter of 2019, under which the

Company's continuing involvement no longer requires deferral of the cast house gain. As such, the deferred gain on the sale of the cast house will be treated as a cumulative effect of an accounting change within retained earnings on January 1, 2019.
On December 31, 2018, as part of the Company’s ongoing strategy and portfolio review, Arconic completed the sale of its Eger, Hungary forgings business to Angstrom Automotive Group LLC for $2, which resulted in a loss of $43 recorded in Restructuring and other charges in the Statement of Consolidated Operations. The operating results and assets and liabilities of the business were included in the Engineered Products and Solutions segment. This business generated sales of $32, $38, and $29 in 2018, 2017, and 2016 respectively, and had 180 employees at the time of the divestiture.
2017 Divestitures. In March 2017, Arconic completed the sale of its Fusina, Italy rolling mill to Slim Aluminium. While owned by Arconic, the operating results and assets and liabilities of the Fusina, Italy rolling mill were included in the Global Rolled Products segment. As part of the transaction, Arconic injected $10 of cash into the business and provided a third-party guarantee with a fair value of $5 related to Slim Aluminium’s environmental remediation. The Company recorded a loss on the sale of $60, which was recorded in Restructuring and other charges on the Statement of Consolidated Operations for 2017. The rolling mill generated sales of approximately $54 and $165 for 2017 and 2016, respectively. At the time of the divestiture, the rolling mill had approximately 312 employees.
2016 Divestitures. In April 2016, Arconic completed the sale of the Remmele Medical business to LISI MEDICAL for $102 in cash ($99 net of transaction costs), which was included in Proceeds from the sale of assets and businesses on the accompanying Statement of Consolidated Cash Flows. This business, which was part of the RTI acquisition in 2015, manufactured precision-machined metal products for customers in the minimally invasive surgical device and implantable device markets. Since this transaction occurred within a year of the completion of the RTI acquisition, no gain was recorded on this transaction as the excess of the proceeds over the carrying value of the net assets of this business was reflected as a purchase price adjustment (decrease to goodwill of $44) to the final allocation of the purchase price related to Arconic’s acquisition of RTI. While owned by Arconic, the operating results and assets and liabilities of this business were included in the Engineered Products and Solutions segment. This business generated sales of approximately $20 from January 1, 2016 through the divestiture date, April 29, 2016, and, at the time of the divestiture, had approximately 330 employees.
2014 Acquisitions. In November 2014, Arconic acquired Firth Rixson. The purchase price included an earn-out agreement that required Arconic to make earn-out payments up to an aggregate maximum amount of $150 through December 31, 2020 upon certain conditions. This earn-out was contingent on the Firth Rixson forging business in Savannah, Georgia achieving certain identified financial targets through December 31, 2020. During the fourth quarter of 2016, management determined that payment of the maximum amount was not probable based on the forecasted financial performance of this location. Therefore, the fair value of this liability was reduced by $56 with a corresponding credit to Other income, net on the accompanying Statement of Consolidated Operations. During the fourth quarter of 2017, management determined that payment of the remaining amount of the contingent liability was not probable based on the forecasted financial performance of this location. Therefore, the fair value of this liability was reduced by $81 to zero at December 31, 2017 with a corresponding credit to Other income, net on the accompanying Statement of Consolidated Operations. The fair value of this liability remains at zero at December 31, 2018 based on the forecasted financial performance of this location.
U. Contingencies and Commitments
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
Arconic’s remediation reserve balance was $266 at December 31, 2018 and $294 at December 31, 2017 (of which $81 and $41, respectively, was classified as a current liability), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. In 2018, the Company has seen higher expenditures with the start of construction related to the Grasse River project. Arconic expects that trend to continue for 2019 as reflected by the increase in the portion of the reserve that is considered a current liability. Payments related to remediation expenses applied against the reserve were $32 in 2018 and $26 in 2017 and includes expenditures currently mandated, as well as those not required by any regulatory authority or third party.
Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs.

These costs are estimated to be approximately 1% or less of cost of goods sold.
The following discussion provides details regarding the current status of the most significant remediation reserves related to a current Arconic site.
Massena West, NY—Arconic has an ongoing remediation project related to the Grasse River, which is adjacent to Arconic’s Massena plant site. Many years ago, it was determined that sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs). The project, which was selected by the U.S. Environmental Protection Agency (EPA) in a Record of Decision issued in April 2013, is aimed at capping PCB contaminated sediments with concentration in excess of one part per million in the main channel of the river and dredging PCB contaminated sediments in the near-shore areas where total PCBs exceed one part per million. At December 31, 2018 and December 31, 2017, the reserve balance associated with this matter was $198 and $215, respectively. Arconic is in the planning and design phase of the project, which is expected to be completed early in 2019. Following EPA’s approval of the final design, the actual remediation fieldwork is expected to commence and take approximately four years. The majority of the expenditures related to the project are expected to be incurred between 2019 and 2022.
Tax. Pursuant to the Tax Matters Agreement entered into between Arconic and Alcoa Corporation in connection with the separation transaction with Alcoa Corporation, Arconic shares responsibility with Alcoa Corporation, and Alcoa Corporation has agreed to partially indemnify Arconic for 49% of the ultimate liability, with respect to the following matter.
As previously reported, in July 2013, following a Spanish corporate income tax audit covering the 2006 through 2009 tax years, an assessment was received mainly disallowing certain interest deductions claimed by a Spanish consolidated tax group owned by the Company. In August 2013, the Company filed an appeal of this assessment in Spain’s Central Tax Administrative Court, which was denied in January 2015. Arconic filed another appeal in Spain’s National Court in March 2015 which was denied in July 2018. The National Court’s decision requires the assessment for the 2006 through 2009 tax years to be reissued to take into account the outcome of the 2003 to 2005 audit which was closed in 2017. The Company estimates the revised assessment to be $174 (€152), including interest.
The Company has petitioned to the Supreme Court of Spain to review the National Court’s decision. If the petition is accepted, the Supreme Court will review the assessment on its merits and render a final decision. In the event the Company is unsuccessful in appealing the assessment to the Supreme Court of Spain, a portion of the assessment may be offset with existing net operating losses and tax credits available to the Spanish consolidated tax group, which would be shared between the Company and Alcoa Corporation as provided for in the Tax Matters Agreement. As a result of the National Court decision, an income tax reserve, including interest, of $60 (€52) was established in 2018. Concurrent with the establishment of the reserve, an indemnification receivable of $29 (€25), representing Alcoa Corporation’s 49% share of the liability, was also recorded in 2018.
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
Other. In addition to the matters discussed above, various other lawsuits, claims, and proceedings have been or may be instituted or asserted against Arconic, including those pertaining to environmental, product liability, safety and health, employment, tax and antitrust matters. While the amounts claimed in these other matters may be substantial, the ultimate liability cannot currently be determined because of the considerable uncertainties that exist. Therefore, it is possible that the Company’s liquidity or results of operations in a period could be materially affected by one or more of these other matters. However, based on facts currently available, management believes that the disposition of these other matters that are pending or asserted will not have a material adverse effect, individually or in the aggregate, on the results of operations, financial position or cash flows of the Company.
Commitments
Purchase Obligations. Arconic has entered into purchase commitments for raw materials, energy and other goods and services, which total $770 in 2019, $169 in 2020, $27 in 2021, $24 in 2022, $8 in 2023, and $5 thereafter.
Operating Leases. Certain land and buildings, plant equipment, vehicles, and computer equipment are under operating lease agreements. Total expense for all leases was $144 in 2018, $113 in 2017, and $110 in 2016. Under long-term operating leases, minimum annual rentals are $94 in 2019, $74 in 2020, $54 in 2021, $40 in 2022, $30 in 2023, and $87 thereafter.
Guarantees. At December 31, 2018, Arconic had outstanding bank guarantees related to tax matters, outstanding debt, workers’ compensation, environmental obligations, energy contracts, and customs duties, among others. The total amount committed under these guarantees, which expire at various dates between 2019 and 2026 was $37 at December 31, 2018.
Pursuant to the Separation and Distribution Agreement between Arconic and Alcoa Corporation, Arconic was required to provide certain guarantees for Alcoa Corporation, which had a combined fair value of $6 and $8 at December 31, 2018 and 2017, respectively, and were included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. Arconic was required to provide payment guarantees for Alcoa Corporation issued on behalf of a third party related to project financing for Alcoa Corporation’s aluminum complex in Saudi Arabia. During the third quarter of 2018, Arconic was released from this guarantee. Furthermore, Arconic was required to provide guarantees related to two long-term supply agreements for energy for Alcoa Corporation facilities in the event of an Alcoa Corporation payment default. In October 2017, Alcoa Corporation announced that it had terminated one of the two agreements, the electricity contract with Luminant

Generation Company LLC that was tied to its Rockdale Operations, effective as of October 1, 2017. As a result of the termination of the Rockdale electricity contract, Arconic recorded income of $25 in the fourth quarter of 2017 associated with reversing the fair value of the electricity contract guarantee. For the remaining long-term supply agreement, Arconic is required to provide a guarantee up to an estimated present value amount of approximately $1,087 and $1,297 at December 31, 2018 and December 31, 2017, respectively, in the event of an Alcoa Corporation payment default. This guarantee expires in 2047. For this guarantee, subject to its provisions, Arconic is secondarily liable in the event of a payment default by Alcoa Corporation. Arconic currently views the risk of an Alcoa Corporation payment default on its obligations under the contract to be remote.
In December 2016, Arconic entered into a one-year claims purchase agreement with a bank covering claims up to $245 related to the Saudi Arabian joint venture and two long-term energy supply agreements. The majority of the premium was paid by Alcoa Corporation. The agreement matured in December 2017 and was not renewed in 2018 due to the decline in exposure to guarantee claims including a substantial reduction in the guarantees related to the Saudi Arabian joint venture and also the elimination of the guarantee related to the Rockdale energy contract. In December 2018, Arconic entered into a one-year insurance policy with a limit of $80 relating to the remaining long-term energy supply agreement. The premium is expected to be paid by Alcoa Corporation. The decision to enter into a claims purchase agreement or insurance policy will be made on an annual basis going forward.
Letters of Credit. Arconic has outstanding letters of credit, primarily related to workers’ compensation, environmental obligations and leasing obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates, mostly in 2019, was $136 at December 31, 2018.
Pursuant to the Separation and Distribution Agreement, Arconic was required to retain letters of credit of $54 that had previously been provided related to both Arconic and Alcoa Corporation workers’ compensation claims which occurred prior to November 1, 2016. Alcoa Corporation workers’ compensation claims and letter of credit fees paid by Arconic are being proportionally billed to and are being fully reimbursed by Alcoa Corporation.
Surety Bonds. Arconic has outstanding surety bonds primarily related to tax matters, contract performance, workers’ compensation, environmental-related matters, and customs duties. The total amount committed under these surety bonds, which expire at various dates, primarily in 2019, was $50 at December 31, 2018.
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
V. Separation Transaction and Discontinued Operations
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
In February 2017, Arconic sold 23,353,000 of its shares of Alcoa Corporation common stock at $38.03 per share, which resulted in cash proceeds of $888 which were recorded in Sales of investments within Investing Activities in the accompanying Statement of Consolidated Cash Flows, and a gain of $351 which was recorded in Other expense (income), net in the accompanying Statement of Consolidated Operations. In April and May 2017, the Company acquired a portion of its outstanding notes held by two investment banks (the “Investment Banks”) in exchange for cash and the Company’s remaining 12,958,767 Alcoa Corporation shares (valued at $35.91 per share) (the “Debt-for-Equity Exchange”) (See Note P). A gain of $167 on the Debt-for-Equity Exchange was recorded in Other expense (income), net in the accompanying Statement of Consolidated Operations. As of May 4, 2017, the Company no longer maintained a retained interest in Alcoa Corporation common stock.
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
Effective November 1, 2016, Arconic entered into a Toll Processing Agreement with Alcoa Corporation for the tolling of metal for the Warrick, IN rolling mill which became a part of Alcoa Corporation upon completion of the Separation Transaction. As part of this arrangement, Arconic provided a toll processing service to Alcoa Corporation to produce can sheet products at its facility in Tennessee through the end date of the contract, December 31, 2018. Alcoa Corporation supplied all required raw materials to Arconic and Arconic processed the raw materials into finished can sheet coils ready for shipment to the end customer. Tolling revenues for 2018, 2017, and the two-month period ended December 31, 2016 and accounts receivable at December 31, 2018, December 31, 2017, and December 31, 2016 were not material to the consolidated results of operations and financial position for the years ended December 31, 2018, December 31, 2017, and December 31, 2016.
As part of the Separation Transaction, Arconic was required to provide maximum potential future payment guarantees for Alcoa Corporation issued on behalf of a third party, guarantees related to two long-term Alcoa Corporation energy supply agreements, guarantees related to certain Alcoa Corporation environmental liabilities and energy supply contracts, letters of credit and surety bonds related to Alcoa Corporation workers’ compensation claims which occurred prior to November 1, 2016, and letters of credit for certain Alcoa Corporation equipment leases and energy contracts (see Note U).
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
The results of operations of Alcoa Corporation were presented as discontinued operations in the Statement of Consolidated Operations as summarized below (the amounts presented in the table below have not been recast to reflect the adoption of new guidance issued by the FASB related to the presentation of net periodic pension cost and net periodic postretirement benefit cost as detailed in Note A):

Ten months ended October 31,
2016
Sales	$6,752
Cost of goods sold (exclusive of expenses below)	5,655
Selling, general administrative, and other expenses	164
Research and development	28
Provision for depreciation, depletion and amortization	593
Restructuring and other charges	102
Interest expense	28
Other (income) expenses, net	(75)
Income from discontinued operations before income taxes	257
Provision for income taxes	73
Income from discontinued operations after income taxes	184
Less: Net income from discontinued operations attributable to noncontrolling interests	63
Net income from discontinued operations	$121
During 2017 and 2016, Arconic recognized $18 ($12 after-tax) and $193 ($158 after-tax), respectively, in Selling, general administrative, and other expenses on the accompanying Statement of Consolidated Operations for costs related to the Separation Transaction. In addition, Arconic also incurred capital expenditures and debt issuance costs of $110 during 2016 related to the Separation Transaction. None of the aforementioned costs and expenses related to the Separation Transaction were reclassified into discontinued operations.

On November 1, 2016, management evaluated the net assets of Alcoa Corporation for potential impairment and determined that no impairment charge was required.
The cash flows related to Alcoa Corporation have not been segregated and are included in the Statement of Consolidated Cash Flows for 2016. The following table presents depreciation, depletion and amortization, restructuring and other charges, and purchases of property, plant and equipment of the discontinued operations related to Alcoa Corporation:

For the year ended December 31,	2016
Depreciation, depletion and amortization	$593
Restructuring and other charges	$102
Capital expenditures	$298
W. Subsequent Events
Management evaluated all activity of Arconic and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as noted below:
On January 22, 2019, the Company announced that its Board of Directors (the Board) had determined to no longer pursue a potential sale of Arconic as part of its strategy and portfolio review.
On February 6, 2019, the Company announced that the Board appointed John C. Plant, current Chairman of the Board, as Chairman and Chief Executive Officer of the Company, effective February 6, 2019, to succeed Chip Blankenship, who ceased to serve as Chief Executive Officer of the Company and resigned as a member of the Board, in each case as of that date. In addition, the Company announced that the Board appointed Elmer L. Doty, current member of the Board, as President and Chief Operating Officer, a newly created position, effective February 6, 2019. Mr. Doty will remain a member of the Board. The Company also announced that Arthur D. Collins, Jr., current member of the Board, has been appointed interim Lead Independent Director of the Company, effective February 6, 2019.
On February 8, 2019, the Company announced the following key initiatives as part of its ongoing strategy and portfolio review: plans to reduce operating costs, designed to maximize the impact in 2019; the planned separation of its portfolio into Engineered Products and Forgings (EP&F) and Global Rolled Products (GRP), with a spin-off of one of the businesses; the potential sale of businesses that do not best fit into EP&F or GRP; execute its previously authorized $500 share repurchase program in the first half of 2019; the Board authorized an additional $500 of share repurchases, effective through the end of 2020; and plans to reduce its quarterly common stock dividend from $0.06 to $0.02 per share.
On February 19, 2019, the Company entered into an accelerated share repurchase (“ASR”) agreement with JPMorgan Chase Bank to repurchase $700 of its common stock, pursuant to the share repurchase program previously authorized by the Board. Under the ASR agreement, Arconic will receive initial delivery of approximately 32 million shares on February 21, 2019. The final number of shares to be repurchased will be based on the volume-weighted average price of Arconic’s common stock during the term of the transaction, less a discount. The ASR agreement is expected to be completed during the first half of 2019.
The Company will evaluate its organizational structure in conjunction with the planned separation of its portfolio and changes to its reportable segments are expected in the first half of 2019.

Supplemental Financial Information (unaudited)
Quarterly Data
(in millions, except per-share amounts)

	First	Second	Third	Fourth(2)	Year
2018
Sales	$3,445	$3,573	$3,524	$3,472	$14,014
Net income	$143	$120	$161	$218	$642
Earnings per share attributable to Arconic common shareholders(1):
Basic
Net income per share—basic	$0.30	$0.25	$0.33	$0.45	$1.33
Diluted
Net income per share—diluted	$0.29	$0.24	$0.32	$0.44	$1.30
2017
Sales	$3,192	$3,261	$3,236	$3,271	$12,960
Net income (loss)	$322	$212	$119	$(727)	$(74)
Earnings (loss) per share attributable to Arconic common shareholders(1):
Basic
Net income (loss) per share—basic	$0.69	$0.44	$0.23	$(1.51)	$(0.28)
Diluted
Net income (loss) per share—basic	$0.65	$0.43	$0.22	$(1.51)	$(0.28)

(1)	Per share amounts are calculated independently for each period presented; therefore, the sum of the quarterly per share amounts may not equal the per share amounts for the year.

(2)
In the fourth quarter of 2018, Arconic recorded a gain of $119 ($154 pre-tax) on the sale of the Texarkana rolling mill, offset by pension plan settlement charges of $72 ($92 pre-tax) associated with significant lump sum payments made to participants and a loss of $39 ($43 pre-tax) on the sale of the Eger, Hungary forgings business. Additionally, Arconic recorded discrete tax items primarily comprised of a benefit related to certain prior year foreign investment losses no longer recapturable. In the fourth quarter of 2017, Arconic recorded an impairment of goodwill related to the forgings and extrusions business of $719 ($719 pre-tax); a provisional charge of $272 associated with the revaluation of U.S. net deferred tax assets due to a decrease in the U.S. corporate tax rate from 35% to 21%, as well as a one-time transition tax on the non-previously taxed earnings and profits of certain U.S.-owned foreign corporations as of December 31, 2017; a favorable adjustment to the Firth Rixson earn-out liability of $81 ($81 pre-tax); and a favorable adjustment to a separation-related guarantee liability of $16 ($25 pre-tax).

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
(b) Management’s Annual Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting is included in Part II, Item 8 of this Form 10-K beginning on page 51.
(c) Attestation Report of the Registered Public Accounting Firm
The effectiveness of Arconic’s internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Form 10-K on page 52.

(d) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the fourth quarter of 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
The information required by Item 401 of Regulation S-K regarding directors is contained under the caption “Item 1 Election of Directors” of the Proxy Statement and is incorporated by reference. The information required by Item 401 of Regulation S-K regarding executive officers is set forth in Part I, Item 1 of this report under “Executive Officers of the Registrant.”
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
(1) The Company’s consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm are on pages 53 through 102 of this report.
(2) Financial statement schedules have been omitted because they are not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.
(3) Exhibits.

Exhibit Number	Description*
2(a)
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

2(b)
Separation and Distribution Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 4, 2016.

2(c)
Tax Matters Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to exhibit 2.3 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 4, 2016.

2(d)
Employee Matters Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to exhibit 2.4 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 4, 2016.

2(d)(1)
Amendment No. 1, dated December 13, 2016, to Employee Matters Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to exhibit 2(e)(1) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2016.

2(e)
Alcoa Corporation to Arconic Inc. Patent, Know-How, and Trade Secret License Agreement, dated as of October 31, 2016, by and between Alcoa USA Corp. and Arconic Inc., incorporated by reference to exhibit 2.5 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 4, 2016.

2(f)
Arconic Inc. to Alcoa Corporation Patent, Know-How, and Trade Secret License Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa USA Corp., incorporated by reference to exhibit 2.6 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 4, 2016.

2(g)
Amended and Restated Alcoa Corporation to Arconic Inc. Trademark License Agreement, dated as of June 25, 2017, by and between Alcoa USA Corp. and Arconic Inc., incorporated by reference to exhibit 2 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 2017.

2(h)
Master Agreement for the Supply of Primary Aluminum, dated as of October 31, 2016, by and between Alcoa Corporation and its affiliates and Arconic Inc., incorporated by reference to exhibit 2.9 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 4, 2016.

2(i)
Massena Lease and Operations Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to exhibit 2.10 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 4, 2016.

2(j)
Agreement and Plan of Merger, dated October 12, 2017, by and between Arconic Inc., a Pennsylvania corporation, and Arconic Inc., a Delaware corporation, incorporated by reference to exhibit 2.1 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated January 4, 2018.

3(a)
Certificate of Incorporation of Arconic Inc., a Delaware corporation, incorporated by reference to exhibit 3.1 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated January 4, 2018.

3(b)	Bylaws of Arconic Inc., a Delaware corporation, incorporated by reference to exhibit 3.2 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated January 4, 2018.

4(a)
Form of Certificate for Shares of Common Stock of Arconic Inc., a Delaware corporation, incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated January 4, 2018.

4(b)	Bylaws. See exhibit 3(b) above.

4(c)
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

4(c)(1)
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

4(c)(2)
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

4(c)(3)
Fourth Supplemental Indenture, dated as of December 31, 2017, between Arconic Inc., a Pennsylvania corporation, Arconic Inc., a Delaware corporation, and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to exhibit 4.3 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated January 4, 2018.

4(d)	Form of 6.75% Bonds Due 2028, incorporated by reference to exhibit 4(d) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2017.

4(e)	Form of 5.90% Notes Due 2027, incorporated by reference to exhibit 4(e) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2008.

4(f)	Form of 5.95% Notes Due 2037, incorporated by reference to exhibit 4(f) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2008.

4(g)	Form of 5.87% Notes Due 2022, incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated February 21, 2007.

4(h)	Form of 6.150% Notes Due 2020, incorporated by reference to exhibit 4 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated August 3, 2010.

4(i)	Form of 5.40% Notes Due 2021, incorporated by reference to exhibit 4 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated April 21, 2011.

4(j)	Form of 5.125% Notes Due 2024, incorporated by reference to exhibit 4.5 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated September 22, 2014.

4(k)
Indenture, dated as of December 14, 2010, between RTI International Metals, Inc. and The Bank of New York Trust Company, N.A., as Trustee, incorporated by reference to exhibit 4(m) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2015.

4(k)(1)
Third Supplemental Indenture, dated as of April 17, 2013, between RTI International Metals, Inc. and The Bank of New York Trust Company, N.A., as Trustee, incorporated by reference to exhibit 4(n) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2015.

4(k)(2)
Fourth Supplemental Indenture, dated as of July 23, 2015, between RTI International Metals, Inc. and The Bank of New York Trust Company, N.A., as Trustee, incorporated by reference to exhibit 4.1 on Form 8-K (Commission file number 1-3610) dated July 23, 2015.

4(k)(3)
Fifth Supplemental Indenture, dated as of November 30, 2017, between RTI International Metals, Inc. and The Bank of New York Trust Company, N.A., as Trustee, incorporated by reference to exhibit 4.1 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated December 4, 2017.

4(k)(4)
Sixth Supplemental Indenture, dated as of December 31, 2017, between Arconic Inc., a Pennsylvania corporation, Arconic Inc., a Delaware corporation, and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to exhibit 4.2 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated January 4, 2018.

4(k)(5)	Form of 1.625% Convertible Senior Notes Due 2019. See exhibit 4(k)(1) above.

4(l)
Arconic Bargaining Retirement Savings Plan (formerly known as the Alcoa Retirement Savings Plan for Bargaining Employees), as Amended and Restated effective January 1, 2015, incorporated by reference to exhibit 4(p) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2015.

4(m)
Arconic Hourly Non-Bargaining Retirement Savings Plan (formerly known as the Alcoa Retirement Savings Plan for Hourly Non-Bargaining Employees), as Amended and Restated effective January 1, 2015, incorporated by reference to exhibit 4(q) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2015.

4(n)
Arconic Fastener Systems and Rings Retirement Savings Plan (formerly known as the Alcoa Retirement Savings Plan for Fastener Systems Employees), as Amended and Restated effective January 1, 2015, incorporated by reference to exhibit 4(r) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2015.

4(o)
Arconic Salaried Retirement Savings Plan (formerly known as the Alcoa Retirement Savings Plan for Salaried Employees), as Amended and Restated effective January 1, 2015, incorporated by reference to exhibit 4(s) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2015.

4(p)
Arconic Retirement Savings Plan for ATEP Bargaining Employees, effective January 1, 2017, incorporated by reference to exhibit 4 to Post-Effective Amendment, dated December 30, 2016, to Registration Statement No. 333-32516 on Form S-8.

10(a)
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

10(b)
Five-Year Revolving Credit Agreement, dated as of July 25, 2014, among Alcoa Inc., the Lenders and Issuers named therein, Citibank, N.A., as Administrative Agent for the Lenders and Issuers, and JPMorgan Chase Bank, N.A., as Syndication Agent, incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated July 31, 2014.

10(b)(1)
Extension Request and Amendment Letter, dated as of June 5, 2015, among Alcoa Inc., each lender and issuer party thereto, and Citibank, N.A., as Administrative Agent, effective July 7, 2015, incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated July 13, 2015.

10(b)(2)
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

10(b)(3)
Assumption Agreement, dated as of December 31, 2017, by Arconic Inc., a Delaware corporation, in favor of and for the benefit of the Lenders and Citibank, N.A., as administrative agent, incorporated by reference to exhibit 4.4 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated January 4, 2018.

10(b)(4)
Amendment No. 2, dated as of June 29, 2018, to the Company’s Five-Year Revolving Credit Agreement dated as of July 25, 2014, by and among the Company, a syndicate of lenders and issuers named therein, Citibank, N.A., as administrative agent for the lenders and issuers, and JPMorgan Chase Bank, N.A., as syndication agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 2, 2018.

10(c)
Plea Agreement dated January 8, 2014, between the United States of America and Alcoa World Alumina LLC, incorporated by reference to exhibit 10(l) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2013.

10(d)
Agreement, dated February 1, 2016, by and between Elliott Associates, L.P., Elliott International, L.P., Elliott International Capital Advisors Inc. and Alcoa Inc., incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated February 1, 2016.

10(e)
Settlement Agreement, dated as of May 22, 2017, by and among Elliott Associates, L.P., Elliott International, L.P., Elliott International Capital Advisors Inc. and Arconic Inc., incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated May 22, 2017 (reporting an event on May 21, 2017).

10(f)
Letter Agreement, by and among Arconic Inc. and Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc., dated as of December 19, 2017, incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated December 19, 2017.

10(g)
Registration Rights Agreement, by and among Arconic Inc. and Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc., dated as of December 19, 2017, incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated December 19, 2017.

10(g)(1)
Amendment to Registration Rights Agreement, by and among Arconic Inc. and Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc., dated as of February 2, 2018, incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated February 6, 2018.

10(h)
Alcoa Internal Revenue Code Section 162(m) Compliant Annual Cash Incentive Compensation Plan, as Amended and Restated, incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated May 11, 2016.

10(i)
2004 Summary Description of the Alcoa Incentive Compensation Plan, incorporated by reference to exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10(i)(1)
Incentive Compensation Plan of Alcoa Inc., as revised and restated effective November 8, 2007, incorporated by reference to exhibit 10(k)(1) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2007.

10(i)(2)
Amendment to Incentive Compensation Plan of Alcoa Inc., effective December 18, 2009, incorporated by reference to exhibit 10(n)(2) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2009.

10(j)
Arconic Employees’ Excess Benefits Plan C (formerly referred to as the Alcoa Inc. Employees’ Excess Benefits Plan, Plan C), as amended and restated effective August 1, 2016, incorporated by reference to exhibit 10(j) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2016.

10(j)(1)
First Amendment to Arconic Employees’ Excess Benefits Plan C (as amended and restated effective August 1, 2016), effective January 1, 2018, incorporated by reference to exhibit 10(l)(1) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2017.

10(j)(2)
Second Amendment to Arconic Employees’ Excess Benefits Plan C (as amended and restated effective August 1, 2016), effective January 1, 2018, incorporated by reference to exhibit 10(l)(2) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2017.

10(j)(3)
Third Amendment to Arconic Employees’ Excess Benefits Plan C (as amended and restated effective August 1, 2016), incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated January 8, 2018.

10(k)
Deferred Fee Plan for Directors, as amended effective July 9, 1999, incorporated by reference to exhibit 10(g)(1) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 1999.

10(l)
Amended and Restated Deferred Fee Plan for Directors, effective November 1, 2016, incorporated by reference to exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2016.

10(m)	Non-Employee Director Compensation Policy, effective February 6, 2019.

10(n)
Fee Continuation Plan for Non-Employee Directors, incorporated by reference to exhibit 10(k) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1989.

10(n)(1)
Amendment to Fee Continuation Plan for Non-Employee Directors, effective November 10, 1995, incorporated by reference to exhibit 10(i)(1) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1995.

10(n)(2)
Second Amendment to the Fee Continuation Plan for Non-Employee Directors, effective September 15, 2006, incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated September 20, 2006.

10(o)
Arconic Deferred Compensation Plan, as amended and restated effective August 1, 2016, incorporated by reference to exhibit 10(p) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2016.

10(o)(1)
First Amendment to the Arconic Deferred Compensation Plan (as amended and restated effective August 1, 2016), effective January 1, 2018, incorporated by reference to exhibit 10(r)(1) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2017.

10(p)
Summary of the Executive Split Dollar Life Insurance Plan, dated November 1990, incorporated by reference to exhibit 10(m) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1990.

10(q)
Amended and Restated Dividend Equivalent Compensation Plan, effective January 1, 1997, incorporated by reference to exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2004.

10(r)
Form of Indemnity Agreement between the Company and individual directors or officers, incorporated by reference to exhibit 10(j) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 1987.)

10(s)
Form of Indemnification Agreement between the Company and individual directors or officers, incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated January 25, 2018.

10(t)
Amended and Restated 2009 Alcoa Stock Incentive Plan, dated February 15, 2011, incorporated by reference to exhibit 10(z)(1) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2010.

10(u)
Arconic Supplemental Pension Plan for Senior Executives (formerly referred to as the Alcoa Supplemental Pension Plan for Senior Executives), as amended and restated effective August 1, 2016, incorporated by reference to exhibit 10(v) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2016.

10(u)(1)
First Amendment to Arconic Supplemental Pension Plan for Senior Executives (as amended and restated effective August 1, 2016), effective January 1, 2018, incorporated by reference to exhibit 10(x)(1) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2017.

10(u)(2)
Second Amendment to Arconic Supplemental Pension Plan for Senior Executives (as amended and restated effective August 1, 2016), effective January 1, 2018, incorporated by reference to exhibit 10(x)(2) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2017.

10(v)
Deferred Fee Estate Enhancement Plan for Directors, effective July 10, 1998, incorporated by reference to exhibit 10(r) to the Company’s Annual Report on Form 10-K (Commission file number 1- 3610) for the year ended December 31, 1998.

10(w)
Arconic Inc. Change in Control Severance Plan, as amended and restated effective February 1, 2018, incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated February 6, 2018.

10(x)
Letter Agreement, dated August 14, 2007, between Alcoa Inc. and Klaus Kleinfeld, incorporated by reference to exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2007.

10(y)
Executive Severance Agreement, as amended and restated effective December 8, 2008, between Alcoa Inc. and Klaus Kleinfeld, incorporated by reference to exhibit 10(gg) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2008.

10(y)(1)
Letter Agreement between Arconic Inc. and Klaus Kleinfeld, dated February 27, 2017, incorporated by reference to exhibit 10(y)(1) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2016.

10(z)
Separation Agreement between Arconic Inc. and Klaus Kleinfeld, dated July 31, 2017, incorporated by reference to exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 2017.

10(aa)
Form of Executive Severance Agreement between the Company and new officers entered into after July 22, 2010, incorporated by reference to exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2010.

10(bb)
Arconic Inc. Executive Severance Plan, as effective February 27, 2017, incorporated by reference to exhibit 10(aa) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2016.

10(cc)
Letter Agreement, by and between Alcoa Inc. and Katherine H. Ramundo, dated as of July 28, 2016, incorporated by reference to exhibit 10(ff) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2017.

10(dd)
Letter Agreement, from Arconic Inc. to Katherine H. Ramundo, dated as of May 31, 2018, incorporated by reference to exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 2018.

10(ee)
Letter Agreement between Arconic Inc. and David P. Hess, dated May 17, 2017, incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated May 22, 2017 (reporting an event on May 17, 2017).

10(ff)
Letter Agreement, by and between Arconic Inc. and Charles P. Blankenship, dated as of October 19, 2017, incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated October 23, 2017

10(gg)
Letter Agreement, by and between Arconic Inc. and Mark J. Krakowiak, dated as of January 20, 2018, incorporated by reference to exhibit 10(ii) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2017.

10(hh)	Letter Agreement, from Arconic Inc. to Ken Giacobbe, dated as of February 14, 2019.

10(ii)
Arconic Global Pension Plan, as amended and restated effective August 1, 2016, incorporated by reference to exhibit 10(bb) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2016.

10(jj)
Global Expatriate Employee Policy (pre-January 1, 2003), incorporated by reference to exhibit 10(uu) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2005.

10(kk)
Arconic Inc. Legal Fee Reimbursement Plan, effective as of April 30, 2018, incorporated by reference to exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended March 31, 2018.

10(ll)
Summary Description of Equity Choice Program for Performance Equity Award Participants, dated November 2005, incorporated by reference to exhibit 10.6 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated November 16, 2005.

10(mm)	2013 Arconic Stock Incentive Plan, as Amended and Restated, incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated May 22, 2018.

10(mm)(1)
Terms and Conditions (Australian Addendum) to the 2013 Arconic Stock Incentive Plan, effective May 3, 2013, incorporated by reference to exhibit 10(d) to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated May 8, 2013.

10(nn)	RTI International Metals, Inc. 2004 Stock Plan, incorporated by reference to exhibit 4(b) to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated July 23, 2015.

10(oo)	RTI International Metals, Inc. 2014 Stock and Incentive Plan, incorporated by reference to exhibit 4(a) to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated July 23, 2015.

10(oo)(1)
First Amendment to the RTI International Metals, Inc. 2014 Stock and Incentive Plan, as amended and assumed by Arconic Inc., dated February 1, 2018, incorporated by reference to exhibit 10(oo)(1) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2017.

10(pp)
Form of Award Agreement for Stock Options, effective May 8, 2009, incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated May 13, 2009.

10(qq)
Form of Award Agreement for Stock Options, effective January 1, 2010, incorporated by reference to exhibit 10(ddd) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2009.

10(rr)
Terms and Conditions for Stock Options, effective January 1, 2011, incorporated by reference to exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 2011.

10(ss)
Terms and Conditions for Stock Option Awards, effective May 3, 2013, incorporated by reference to exhibit 10(b) to the Company’s Current Report on Form 8-K (Commission file number 1-3610) dated May 8, 2013.

10(tt)
Terms and Conditions for Stock Option Awards under the 2013 Arconic Stock Incentive Plan, effective July 22, 2016, incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 2016.

10(uu)
Global Stock Option Award Agreement, effective January 19, 2018, incorporated by reference to exhibit 10(uu) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2017.

10(vv)	Form of Stock Option Award Agreement, incorporated by reference to exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 2018.

10(ww)
Terms and Conditions for Restricted Share Units, effective May 3, 2013, incorporated by reference to exhibit 10(c) to the Company’s Current Report on Form 8-K (Commission file number 1- 3610) dated May 8, 2013.

10(xx)
Terms and Conditions for Restricted Share Units under the 2013 Arconic Stock Incentive Plan, effective July 22, 2016, incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 2016.

10(yy)
Terms and Conditions for Restricted Share Units for Annual Director Awards under the 2013 Arconic Stock Incentive Plan, effective November 30, 2016, incorporated by reference to exhibit 10(vv) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2016.

10(zz)
Terms and Conditions for Restricted Share Units for Annual Director Awards under the 2013 Arconic Stock Incentive Plan, as Amended and Restated, effective December 5, 2017, incorporated by reference to exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended March 31, 2018.

10(aaa)
Terms and Conditions for Deferred Fee Restricted Share Units for Director Awards under the 2013 Arconic Stock Incentive Plan, effective November 30, 2016, incorporated by reference to exhibit 10(ww) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2016.

10(bbb)
Terms and Conditions for Restricted Share Units issued on or after January 13, 2017, under the 2013 Arconic Stock Incentive Plan, effective January 13, 2017, incorporated by reference to exhibit 10(xx) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2016.

10(ccc)
Terms and Conditions for Restricted Share Units - Interim CEO (David P. Hess) Award, effective October 23, 2017, incorporated by reference to exhibit 10(ccc) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2017.

10(ddd)
Terms and Conditions for Restricted Share Units - Non-Executive Chairman (John C. Plant) Director Award, effective October 23, 2017, incorporated by reference to exhibit 10(ddd) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2017.

10(eee)
Terms and Conditions for Restricted Share Units - Non-Executive Chairman (John C. Plant) Director Award, effective October 23, 2018, incorporated by reference to exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended September 30, 2018.

10(fff)
Global Restricted Share Unit Award Agreement, effective January 19, 2018, incorporated by reference to exhibit 10(eee) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2017.

10(ggg)
Terms and Conditions for Restricted Share Units issued on or after January 19, 2018, under the 2013 Arconic Stock Incentive Plan, effective January 19, 2018, incorporated by reference to exhibit 10(fff) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2017.

10(hhh)
Form of Restricted Share Unit Award Agreement, incorporated by reference to exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 2018.

10(iii)
Terms and Conditions for Special Retention Awards under the 2013 Arconic Stock Incentive Plan, effective January 1, 2015, incorporated by reference to exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 2015.

10(jjj)
Terms and Conditions for Special Retention Awards under the 2013 Arconic Stock Incentive Plan, effective July 22, 2016, incorporated by reference to exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 2016.

10(kkk)
Global Special Retention Award Agreement, effective January 19, 2018, incorporated by reference to exhibit 10(kkk) to the Company’s Annual Report on Form 10-K (Commission file number 1-3610) for the year ended December 31, 2017.

10(lll)
Special Retention Award Agreement - Katherine H. Ramundo, effective May 16, 2018, incorporated by reference to exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 2018.

10(mmm)
Special Retention Award Agreement - Paul Myron, effective May 16, 2018, incorporated by reference to exhibit 10(e) to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 2018.

10(nnn)	Special Retention Award Agreement - Ken Giacobbe, effective February 12, 2019.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney for certain directors.

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document.

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
 * Exhibit Nos. 10(h) through 10(nnn) are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.
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

ARCONIC INC.

February 21, 2019	By	/s/ Paul Myron
Paul Myron
Vice President and Controller (Also signing as Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John C. Plant	Chairman and Chief Executive Officer	February 21, 2019
John C. Plant	(Principal Executive Officer and Director)
/s/ Ken Giacobbe		February 21, 2019
Ken Giacobbe	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
James F. Albaugh, Amy E. Alving, Christopher L. Ayers, Arthur D. Collins, Jr., Elmer L. Doty, Rajiv L. Gupta, David P. Hess, Sean O. Mahoney, David J. Miller, E. Stanley O’Neal, and Ulrich R. Schmidt, each as a Director, on February 21, 2019, by Paul Myron, their Attorney-in-Fact.*

*By	/s/ Paul Myron
Paul Myron
Attorney-in-Fact