Form 10-Q
period 2019-03-31
Arconic Inc.
filed 2019-05-01
CIK 4281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes          No  ✓
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	ARNC	New York Stock Exchange
$3.75 Cumulative Preferred Stock, par value $100 per share	ARNC PR	NYSE American
As of April 29, 2019, there were 448,629,078 shares of common stock, par value $1.00 per share, of the registrant outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Arconic and subsidiaries
Statement of Consolidated Operations (unaudited)
(in millions, except per-share amounts)

	First quarter ended
	March 31,
	2019	2018
Sales (C)	$3,541	$3,445
Cost of goods sold (exclusive of expenses below)	2,818	2,768
Selling, general administrative, and other expenses	178	172
Research and development expenses	22	23
Provision for depreciation and amortization	137	142
Restructuring and other charges (D)	12	7
Operating income	374	333
Interest expense	85	114
Other expense, net (E)	32	20
Income before income taxes	257	199
Provision for income taxes (G)	70	56
Net income	$187	$143

Amounts Attributable to Arconic Common Shareholders (I):
Net income	$186	$142
Earnings per share - basic	$0.40	$0.30
Earnings per share - diluted	$0.39	$0.29
Average Shares Outstanding (I):
Average shares outstanding - basic	471	482
Average shares outstanding - diluted	489	503
The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries
Statement of Consolidated Comprehensive Income (unaudited)
(in millions)

	Arconic		Noncontrolling Interests		Total
First quarter ended March 31,	2019	2018	2019	2018	2019	2018
Net income	$187	$143	$—	$—	$187	$143
Other comprehensive income, net of tax (J):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	40	143	—	—	40	143
Foreign currency translation adjustments	26	122	—	—	26	122
Net change in unrealized gains on available-for-sale securities	3	—	—	—	3	—
Net change in unrecognized losses/gains on cash flow hedges	7	(7)	—	—	7	(7)
Total Other comprehensive income, net of tax	76	258	—	—	76	258
Comprehensive income	$263	$401	$—	$—	$263	$401
The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries
Consolidated Balance Sheet (unaudited)
(in millions)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$1,319	$2,277
Receivables from customers, less allowances of $4 in 2019 and 2018 (K)	1,170	1,047
Other receivables (K)	646	451
Inventories (L)	2,612	2,492
Prepaid expenses and other current assets	306	314
Total current assets	6,053	6,581
Properties, plants, and equipment, net (M)	5,727	5,704
Goodwill (C)	4,509	4,500
Deferred income taxes	480	573
Intangibles, net	912	919
Other noncurrent assets (N)	680	416
Total assets	$18,361	$18,693
Liabilities
Current liabilities:
Accounts payable, trade	$2,193	$2,129
Accrued compensation and retirement costs	339	370
Taxes, including income taxes	114	118
Accrued interest payable	97	113
Other current liabilities (N)	481	356
Short-term debt	435	434
Total current liabilities	3,659	3,520
Long-term debt, less amount due within one year (O and P)	5,899	5,896
Accrued pension benefits (F)	2,172	2,230
Accrued other postretirement benefits (F)	636	723
Other noncurrent liabilities and deferred credits (B and N)	817	739
Total liabilities	13,183	13,108
Contingencies and commitments (R)
Equity
Arconic shareholders’ equity:
Preferred stock	55	55
Common stock	453	483
Additional capital	7,644	8,319
Accumulated deficit	(134)	(358)
Accumulated other comprehensive loss (J)	(2,852)	(2,926)
Total Arconic shareholders’ equity	5,166	5,573
Noncontrolling interests	12	12
Total equity	5,178	5,585
Total liabilities and equity	$18,361	$18,693
The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)

	Three months ended
	March 31,
	2019	2018
Operating activities
Net income	$187	$143
Adjustments to reconcile net income to cash used for operations:
Depreciation and amortization	137	142
Deferred income taxes	8	18
Restructuring and other charges	12	7
Net loss from investing activities - asset sales	2	3
Net periodic pension benefit cost (F)	29	41
Stock-based compensation	10	15
Other	11	49
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables	(489)	(403)
(Increase) in inventories	(118)	(141)
(Increase) in prepaid expenses and other current assets	(14)	(12)
Increase in accounts payable, trade	65	14
(Decrease) in accrued expenses	(69)	(118)
Increase in taxes, including income taxes	47	8
Pension contributions	(55)	(177)
(Increase) decrease in noncurrent assets	(1)	1
(Decrease) in noncurrent liabilities	(20)	(26)
Cash used for operations	(258)	(436)
Financing Activities
Net change in short-term borrowings (original maturities of three months or less)	1	5
Additions to debt (original maturities greater than three months)	150	150
Payments on debt (original maturities greater than three months)	(151)	(651)
Premiums paid on early redemption of debt	—	(17)
Proceeds from exercise of employee stock options	1	12
Dividends paid to shareholders	(29)	(30)
Repurchase of common stock (H)	(700)	—
Other	(13)	(11)
Cash used for financing activities	(741)	(542)
Investing Activities
Capital expenditures	(168)	(117)
Proceeds from the sale of assets and businesses	4	—
Sales of investments	47	9
Cash receipts from sold receivables (K)	160	136
Other	(1)	1
Cash provided from investing activities	42	29
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	4
Net change in cash, cash equivalents and restricted cash	(956)	(945)
Cash, cash equivalents and restricted cash at beginning of year	2,282	2,153
Cash, cash equivalents and restricted cash at end of period	$1,326	$1,208
The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(in millions, except per-share amounts)

	Arconic Shareholders
	Preferred stock	Common stock	Additional capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests	Total Equity
Balance at December 31, 2017	$55	$481	$8,266	$(1,248)	$(2,644)	$14	$4,924
Net income	—	—	—	143	—	—	143
Other comprehensive income (J)	—	—	—	—	258	—	258
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	(1)	—	—	(1)
Common @ $0.12 per share	—	—	—	(58)	—	—	(58)
Stock-based compensation	—	—	15	—	—	—	15
Common stock issued: compensation plans	—	2	(1)	—	—	—	1
Balance at March 31, 2018	$55	$483	$8,280	$(1,164)	$(2,386)	$14	$5,282

	Arconic Shareholders
	Preferred stock	Common stock	Additional capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests	Total Equity
Balance at December 31, 2018	$55	$483	$8,319	$(358)	$(2,926)	$12	$5,585
Adoption of accounting standards (B)	—	—	—	75	(2)	—	73
Net income	—	—	—	187	—	—	187
Other comprehensive income (J)	—	—	—	—	76	—	76
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	(1)	—	—	(1)
Common @ $0.08 per share	—	—	—	(38)	—	—	(38)
Repurchase and retirement of common stock (H)	—	(32)	(668)	—	—	—	(700)
Stock-based compensation	—	—	8	—	—	—	8
Common stock issued: compensation plans	—	2	(15)	—	—	—	(13)
Other	—	—	—	1	—	—	1
Balance at March 31, 2019	$55	$453	$7,644	$(134)	$(2,852)	$12	$5,178
The accompanying notes are an integral part of the consolidated financial statements.

Arconic and subsidiaries
Notes to the Consolidated Financial Statements (unaudited)
(dollars in millions, except per-share amounts)
A. Basis of Presentation
The interim Consolidated Financial Statements of Arconic Inc. and its subsidiaries (“Arconic” or the “Company”) are unaudited. These Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2018 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). This Form 10-Q report should be read in conjunction with Arconic’s Annual Report on Form 10-K for the year ended December 31, 2018, which includes all disclosures required by GAAP. Certain amounts in previously issued financial statements were reclassified to conform to the current period presentation (see Note C).
B. Recently Adopted and Recently Issued Accounting Guidance
Adopted
In February 2016, the Financial Accounting Standards Board (FASB) issued changes to the accounting and presentation of leases. These changes require lessees to recognize a right-of-use asset and lease liability on the balance sheet, initially measured at the present value of the future lease payments for all operating leases with a term greater than 12 months.
These changes became effective for Arconic on January 1, 2019 and have been applied using the modified retrospective approach as of the date of adoption, under which leases existing at, or entered into after, January 1, 2019 were required to be recognized and measured. Prior period amounts have not been adjusted and continue to be reflected in accordance with the Company’s historical accounting. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carry forward the historical lease classification. The Company also elected to separate lease components from non-lease components for all classes of assets.
The adoption of this new standard resulted in the Company recording operating lease right-of-use assets and lease liabilities of approximately $320 on the Consolidated Balance Sheet as of January 1, 2019. Also, the Company reclassified cash proceeds of $119 from Other noncurrent liabilities and deferred credits, assets of $24 from Properties, plants, and equipment, net, and deferred tax assets of $22 from Other noncurrent assets to Accumulated deficit reflecting the cumulative effect of an accounting change related to the sale-leaseback of the Texarkana, Texas cast house (see Note Q). The adoption of the standard had no impact on the Statement of Consolidated Operations or Statement of Consolidated Cash Flows.
In August 2017, the FASB issued guidance that made more financial and nonfinancial hedging strategies eligible for hedge accounting. It also amended the presentation and disclosure requirements and changed how companies assess effectiveness. It is intended to more closely align hedge accounting with companies’ risk management strategies, simplify the application of hedge accounting, and increase transparency as to the scope and results of hedging programs. These changes became effective for Arconic on January 1, 2019. For cash flow hedges, Arconic recorded a cumulative effect adjustment of $2 related to eliminating the separate measurement of ineffectiveness by decreasing Accumulated other comprehensive loss and increasing Accumulated deficit on the accompanying Consolidated Balance Sheet. The amendments to presentation and disclosure are required prospectively. Arconic has determined that under the new accounting guidance it will be able to more broadly use cash flow hedge accounting for its variable priced inventory purchases and customer sales.
Issued
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

C. Segment Information
Arconic is a global leader in lightweight metals engineering and manufacturing. Arconic’s innovative, multi-material products, which include aluminum, titanium, and nickel, are used worldwide in aerospace, automotive, commercial transportation, building and construction, industrial applications, defense, and packaging. Arconic’s segments are organized by product on a worldwide basis. In the first quarter of 2019, management transferred its aluminum extrusions operations (Aluminum Extrusions) from the Arconic Engineered Structures (AES) business unit within the Engineered Products and Solutions (EP&S) segment to the Global Rolled Products (GRP) segment, based on synergies with GRP including similar customer base, technologies, and manufacturing capabilities. Prior period financial information has been recast to conform to current year presentation.
Segment performance under Arconic’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is Segment operating profit. Arconic’s definition of Segment operating profit is Operating income excluding Special items. Special items include Restructuring and other charges. Segment operating profit includes the impact of LIFO inventory accounting, metal price lag, intersegment profit eliminations, and derivative activities. Segment operating profit may not be comparable to similarly titled measures of other companies. Differences between segment totals and consolidated Arconic are in Corporate.
As a result of the reorganization of the business noted above, management assessed and concluded that the remaining AES business unit within the EP&S segment and the Aluminum Extrusions business unit within the GRP segment represent reporting units for purposes of evaluating goodwill for impairment. Goodwill of approximately $110 was reallocated from the AES reporting unit to the Aluminum Extrusions reporting unit and these reporting units were evaluated for impairment during the first quarter of 2019. The estimated fair value of each of these reporting units substantially exceeded their carrying value; thus, there was no goodwill impairment.
The Company will continue to evaluate its organizational structure and portfolio in conjunction with its planned separation (see Note S), which may result in further changes to its reportable segments and the need to evaluate assets for impairment in future periods.
The operating results of Arconic’s reportable segments were as follows:

	Engineered Products and Solutions	Global Rolled Products	Transportation and Construction Solutions	Total Segment
First quarter ended March 31, 2019
Sales:
Third-party sales	$1,502	$1,503	$535	$3,540
Intersegment sales	—	55	—	55
Total sales	$1,502	$1,558	$535	$3,595
Profit and loss:
Segment operating profit	$253	$107	$87	$447
Restructuring and other charges	14	6	9	29
Provision for depreciation and amortization	64	54	13	131

First quarter ended March 31, 2018
Sales:
Third-party sales	$1,426	$1,481	$537	$3,444
Intersegment sales	—	57	—	57
Total sales	$1,426	$1,538	$537	$3,501
Profit and loss:
Segment operating profit	$209	$124	$67	$400
Restructuring and other charges	1	(1)	—	—
Provision for depreciation and amortization	65	56	13	134

The following table reconciles Total segment operating profit to Consolidated income before income taxes:

	First quarter ended
	March 31,
	2019	2018
Total segment operating profit	$447	$400
Unallocated amounts:
Restructuring and other charges	(12)	(7)
Corporate expense	(61)	(60)
Consolidated operating income	$374	$333
Interest expense	(85)	(114)
Other expense, net	(32)	(20)
Consolidated income before income taxes	$257	$199
The total assets of Arconic's reportable segment were as follows:

	March 31, 2019	December 31, 2018
Engineered Products and Solutions	$10,153	$9,797
Global Rolled Products	4,768	4,486
Transportation and Construction Solutions	1,206	1,089
Total segment assets	$16,127	$15,372
Segment assets at March 31, 2019 included operating lease right-of-use assets (see Notes B and N).
The following table reconciles Total segment assets to Consolidated assets:

	March 31, 2019	December 31, 2018
Total segment assets	$16,127	$15,372
Unallocated amounts:
Cash and cash equivalents	1,319	2,277
Deferred income taxes	480	573
Corporate fixed assets, net	308	305
Fair value of derivative contracts	8	37
Other	119	129
Consolidated assets	$18,361	$18,693

The following table disaggregates revenue by major end market served. Differences between segment totals and consolidated Arconic are in Corporate:

	Engineered Products and Solutions	Global Rolled Products	Transportation and Construction Solutions	Total Segment
First quarter ended March 31, 2019
Aerospace	$1,250	$302	$—	$1,552
Transportation	87	649	255	991
Building and construction	—	49	281	330
Industrial and Other	165	503	(1)	667
Total end-market revenue	$1,502	$1,503	$535	$3,540

First quarter ended March 31, 2018
Aerospace	$1,141	$248	$—	$1,389
Transportation	73	622	243	938
Building and construction	—	48	285	333
Industrial and Other	212	563	9	784
Total end-market revenue	$1,426	$1,481	$537	$3,444
D. Restructuring and Other Charges
In the first quarter of 2019, Arconic recorded Restructuring and other charges of $12 ($10 after-tax), which included $65 ($51 after-tax) for layoff costs, including the separation of approximately 800 employees (425 in Corporate, 168 in the Engineered Products and Solutions segment, 121 in the Transportation and Construction Solutions segment, and 86 in the Global Rolled Products segment); a $2 ($1 after-tax) net charge for executive severance net of the benefit of forfeited executive stock compensation; a pension settlement charge of $2 ($2 after-tax); and $1 ($1 after-tax) for other miscellaneous items; offset by a benefit of $58 ($45 after-tax) related to the elimination of life insurance benefits for U.S. salaried and non-bargained hourly retirees of the Company and its subsidiaries.
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
As of March 31, 2019, approximately 247 of the 800 employees associated with 2019 restructuring programs, approximately 115 of the 125 employees associated with 2018 restructuring programs, and approximately 570 of the 660 employees associated with 2017 restructuring programs were separated. Most of the remaining separations for the 2019 restructuring programs and all of the remaining separations for the 2018 and 2017 restructuring programs, are expected to be completed by the end of 2019.
For the first quarter of 2019, cash payments of $7, $3, and $4 were made against the layoff reserves related to the 2019, 2018, and 2017 restructuring programs, respectively.

Activity and reserve balances for restructuring and other charges were as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2017	$56	$2	$58
Cash payments	(47)	(2)	(49)
Restructuring charges	111	13	124
Other(1)	(110)	2	(108)
Reserve balances at December 31, 2018	10	15	25
Cash payments	(14)	(3)	(17)
Restructuring charges	11	—	11
Other(1)	57	(9)	48
Reserve balances at March 31, 2019	$64	$3	$67

(1)
Other includes adjustments of previously recorded restructuring charges and credits, and the effects of foreign currency translation. In 2019, Other for layoff costs included reclassifications of a $58 credit for elimination of life insurance benefits for U.S. salaried and non-bargaining hourly retirees and a $2 pension settlement charge, as the impacts were reflected in Arconic's separate liabilities for Accrued pension benefits and Accrued postretirement benefits. Other for other exit costs included a reclassification of $9 in lease exit costs to right-of-use assets within Other noncurrent assets in accordance with the new lease accounting standard. In 2018, Other for layoff costs included reclassifications of $119 in pension costs and a $28 credit in postretirement benefits, as the impacts were reflected in Arconic's separate liabilities for Accrued pension benefits and Accrued postretirement benefits, and reversals of previously recorded restructuring charges of $19.

The remaining reserves are expected to be paid in cash during 2019, with the exception of approximately $3, which is expected to be paid in 2020 related to severance payments.
E. Other Expense, Net

	First quarter ended
	March 31,
	2019	2018
Non-service related net periodic benefit cost	$29	$28
Interest income	(10)	(6)
Foreign currency gains, net	—	(3)
Net loss from asset sales	2	3
Other, net	11	(2)
	$32	$20

F. Pension and Other Postretirement Benefits
The components of net periodic benefit cost were as follows:

	First quarter ended
	March 31,
	2019	2018
Pension benefits
Service cost	$7	$20
Interest cost	59	55
Expected return on plan assets	(72)	(77)
Recognized net actuarial loss	35	42
Amortization of prior service cost (benefit)	—	1
Settlements	2	—
Curtailments	—	5
Net periodic benefit cost(1)	$31	$46

Other postretirement benefits
Service cost	$2	$2
Interest cost	7	7
Recognized net actuarial loss	1	2
Amortization of prior service cost (benefit)	(1)	(2)
Curtailments	(58)	—
Net periodic benefit cost(1)	$(49)	$9

(1)
Service cost was included within Cost of goods sold, Selling, general administrative, and other expenses, and Research and development expenses; curtailments were included in Restructuring and other charges; and all other cost components were recorded in Other expense, net in the Statement of Consolidated Operations.

In the first quarter of 2019, the Company communicated to plan participants that, effective May 1, 2019, it will eliminate the life insurance benefit for its U.S. salaried and non-bargained hourly retirees of the Company and its subsidiaries. As a result of this change, in the first quarter of 2019, the Company recorded a decrease to the Accrued other postretirement benefits liability of $63 which was offset by a curtailment benefit of $58 in Restructuring and other charges and $5 in Accumulated other comprehensive loss.
Additionally, in the first quarter of 2019, the Company communicated to plan participants that, effective December 31, 2019, it will eliminate certain health care subsidies for its U.S. salaried and non-bargained hourly retirees of the Company and its subsidiaries. As a result of this change, in the first quarter of 2019, the Company recorded a decrease to the Accrued other postretirement benefits liability of $12 which was offset in Accumulated other comprehensive loss.
In the first quarter of 2019, the Company applied settlement accounting to a U.S. pension plan due to lump sum payments to participants which resulted in a settlement charge of $2 that was recorded in Restructuring and other charges.
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
During the third quarter of 2016, the Pension Benefit Guaranty Corporation approved management’s plan to separate the Alcoa Inc. pension plans between Arconic Inc. and Alcoa Corporation. The plan stipulated that Arconic make cash contributions of $150 over a period of 30 months (from November 1, 2016) to its two largest pension plans. The Company satisfied the requirements of the plan by making payments of $34, $66, and $50 in April 2019, March 2018, and April 2017, respectively.

G. Income Taxes
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
For the first quarter of 2019 and 2018, the estimated annual effective tax rate, before discrete items, applied to ordinary income was 25.9% and 26.5%, respectively. The rate in each period was higher than the U.S. federal statutory rate of 21% primarily due to additional estimated U.S. tax on Global Intangible Low-Taxed Income, domestic taxable income in certain U.S. states no longer subject to valuation allowance, and foreign income taxed in higher rate jurisdictions.
For the first quarter of 2019 and 2018, the tax rate including discrete items was 27.2% and 28.1%, respectively and included a discrete charge of $1 related to other items in the first quarter of 2019 and a discrete tax charge of $2 related to stock compensation in the first quarter of 2018.
The tax provisions for the first quarter of 2019 and 2018 were comprised of the following:

	First quarter ended
	March 31,
	2019	2018
Pre-tax income at estimated annual effective income tax rate before discrete items	$67	$53
Interim period treatment of operational losses in foreign jurisdictions for which no tax benefit is recognized	2	1
Other discrete items	1	2
Provision for income taxes	$70	$56
H. Common Stock
On February 19, 2019, the Company entered into an accelerated share repurchase (ASR) agreement with JPMorgan Chase Bank to repurchase $700 of its common stock, pursuant to the share repurchase programs previously authorized by its Board of Directors (the Board). Under the ASR agreement, Arconic received an initial delivery of 31,908,831 shares on February 21, 2019, which were immediately retired. On April 25, 2019, the ASR concluded with the Company receiving 4,525,592 additional shares on April 29, 2019, which were immediately retired. A total of 36,434,423 shares, at an average price of $19.21 per share, were repurchased under the agreement. As of April 29, 2019, there were 448,629,078 shares of common stock outstanding.
After giving effect to the ASR, $300 remains available under the prior authorizations by the Board for share repurchases through the end of 2020.

I. Earnings Per Share
Basic earnings per share (EPS) amounts are computed by dividing earnings, after the deduction of preferred stock dividends declared, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.
The information used to compute basic and diluted EPS attributable to Arconic common shareholders was as follows (shares in millions):

	First quarter ended
	March 31,
	2019	2018
Net income	$187	$143
Less: preferred stock dividends declared	(1)	(1)
Net income available to Arconic common shareholders - basic	186	142
Add: Interest expense related to convertible notes	4	3
Net income available to Arconic common shareholders - diluted	$190	$145

Average shares outstanding - basic	471	482
Effect of dilutive securities:
Stock options	—	5
Stock and performance awards	4	2
Convertible notes	14	14
Average shares outstanding - diluted	489	503
Common stock outstanding at March 31, 2019 and 2018 was 453 and 483, respectively. The decrease in common stock outstanding at March 31, 2019 was due to the impact of share repurchases of approximately 32 in the first quarter of 2019 (see Note H). As average shares outstanding are used in the calculation for both basic and diluted EPS, the full impact of share repurchases was not realized in the first quarter of 2019 EPS as the share repurchases occurred midway through the quarter on February 21, 2019.
The following shares were excluded from the calculation of average shares outstanding – diluted as their effect was anti-dilutive (shares in millions).

	First quarter ended
	March 31,
	2019	2018
Stock options(1)	8	6

(1)	The average exercise price per share of options was $26.67 and $30.75 for the first quarter of 2019 and 2018, respectively.

J. Accumulated Other Comprehensive Loss
The following table details the activity of the four components that comprise Accumulated other comprehensive loss for both Arconic’s shareholders and noncontrolling interests:

First quarter ended March 31,	2019	2018
Pension and other postretirement benefits (F)
Balance at beginning of period	$(2,344)	$(2,230)
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	72	137
Tax expense	(16)	(31)
Total Other comprehensive income before reclassifications, net of tax	56	106
Amortization of net actuarial loss and prior service cost(1)	(21)	48
Tax benefit (expense)(2)	5	(11)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(5)	(16)	37
Total Other comprehensive income	40	143
Balance at end of period	$(2,304)	$(2,087)
Foreign currency translation
Balance at beginning of period	$(583)	$(437)
Other comprehensive income(3)	26	122
Balance at end of period	$(557)	$(315)
Available-for-sale securities
Balance at beginning of period	$(3)	$(2)
Other comprehensive income(4)	3	—
Balance at end of period	$—	$(2)
Cash flow hedges
Balance at beginning of period	$4	$25
Adoption of accounting standards (B)	(2)	—
Other comprehensive income (loss):
Net change from periodic revaluations	8	(6)
Tax (expense) benefit	(1)	1
Total Other comprehensive income (loss) before reclassifications, net of tax	7	(5)
Net amount reclassified to earnings	—	(3)
Tax benefit(2)	—	1
Total amount reclassified from Accumulated other comprehensive income, net of tax(5)	—	(2)
Total Other comprehensive income (loss)	7	(7)
Balance at end of period	$9	$18

Total balance at end of period	$(2,852)	$(2,386)

(1)	These amounts were included in the computation of net periodic benefit cost for pension and other postretirement benefits (see Note F).

(2)	These amounts were included in Provision for income taxes on the accompanying Statement of Consolidated Operations.

(3)	In all periods presented, there were no tax impacts related to rate changes and no amounts were reclassified to earnings.

(4)	Realized gains and losses were included in Other expense, net on the accompanying Statement of Consolidated Operations.

(5)	A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.

K. Receivables
Arconic has an arrangement with three financial institutions to sell certain customer receivables without recourse on a revolving basis. The sale of such receivables is completed using a bankruptcy remote special purpose entity, which is a consolidated subsidiary of Arconic. This arrangement provides up to a maximum funding of $400 for receivables sold. Arconic maintains a beneficial interest, or a right to collect cash, on the sold receivables that have not been funded (deferred purchase program). On March 30, 2012, Arconic initially sold $304 of customer receivables in exchange for $50 in cash and $254 of deferred purchase program under the arrangement. Arconic has received additional net cash funding of $300 ($3,108 in draws and $2,808 in repayments) since the program’s inception, including net cash draws totaling $0 ($150 in draws and $150 in repayments) for the first quarter of 2019.
As of March 31, 2019 and December 31, 2018, the deferred purchase program receivable was $430 and $234, respectively, which was included in Other receivables on the accompanying Consolidated Balance Sheet. The deferred purchase program receivable is reduced as collections of the underlying receivables occur; however, as this is a revolving program, the sale of new receivables will result in an increase in the deferred purchase program receivable. The gross amount of receivables sold and total cash collected under this program since its inception was $43,899 and $43,190, respectively. Arconic services the customer receivables for the financial institutions at market rates; therefore, no servicing asset or liability was recorded.
Cash receipts from customer payments on sold receivables (which are cash receipts on the underlying trade receivables that have been previously sold in this program) as well as cash receipts and cash disbursements from draws and repayments under the program are presented as cash receipts from sold receivables within investing activities in the Statement of Consolidated Cash Flows.
L. Inventories

	March 31, 2019	December 31, 2018
Finished goods	$699	$668
Work-in-process	1,448	1,371
Purchased raw materials	371	366
Operating supplies	94	87
Total inventories	$2,612	$2,492
At March 31, 2019 and December 31, 2018, the portion of inventories valued on a last-in, first-out (LIFO) basis was $1,340 and $1,292, respectively. If valued on an average-cost basis, total inventories would have been $527 and $530 higher at March 31, 2019 and December 31, 2018, respectively.
M. Properties, Plants, and Equipment, Net

	March 31, 2019	December 31, 2018
Land and land rights	$137	$136
Structures	2,357	2,364
Machinery and equipment:	9,267	9,234
	11,761	11,734
Less: accumulated depreciation and amortization	6,811	6,769
	4,950	4,965
Construction work-in-progress	777	739
	$5,727	$5,704

N. Leases
The Company determines whether or not a contract contains a lease at inception. The Company leases land and buildings, plant equipment, vehicles, and computer equipment which have been classified as operating leases. Certain real estate leases include one or more options to renew; the exercise of lease renewal options is at the Company’s discretion. The Company includes renewal option periods in the lease term when it is determined that the options are reasonably certain to be exercised. Certain of Arconic's real estate lease agreements include rental payments that either have fixed contractual increases over time or adjust periodically for inflation. Certain of the Company's lease agreements include variable lease payments. The variable portion of payments is not included in the initial measurement of the right-of-use asset or lease liability due to the uncertainty of the payment amount and is recorded as lease cost in the period incurred. The Company also rents or subleases certain real estate to third parties, which is not material to the consolidated financial statements.
Operating lease right-of-use assets and lease liabilities with an initial term greater than 12 months are recorded on the balance sheet at the present value of the future minimum lease payments over the lease term at the lease commencement date and are recognized as lease expense on a straight-line basis over the lease term. The Company uses an incremental collateralized borrowing rate based on the information available at the lease commencement date in determining the present value of future payments, as most of its leases do not provide an implicit rate. The operating lease right-of-use assets also include any lease prepayments made and were reduced by lease incentives and accrued exit costs as of the adoption date.
Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $37 and $38 in the first quarter ended March 31, 2019 and 2018, respectively.
Operating lease right-of-use assets and lease liabilities in the Consolidated Balance Sheet were as follows:

March 31, 2019
Right-of-use assets classified in Other noncurrent assets	$302

Current portion of lease liabilities classified in Other current liabilities	94
Long-term portion of lease liabilities classified in Other noncurrent liabilities and deferred credits	215
Total lease liabilities	$309
Future minimum contractual operating lease obligations were as follows:

	March 31, 2019	December 31, 2018
2019	$75	$94
2020	79	74
2021	59	54
2022	43	40
2023	31	30
Thereafter	91	87
Total lease payments	$378	$379
Less: Imputed interest	(69)
Present value of lease liabilities	$309
Right-of-use assets obtained in exchange for operating lease obligations in the first quarter ended March 31, 2019 was $6. The weighted-average remaining lease term and weighted-average discount rate at March 31, 2019 was 6 years and 6.2%, respectively.

O. Debt

	March 31, 2019	December 31, 2018
1.63% Convertible Notes, due 2019	403	403
6.150% Notes, due 2020	1,000	1,000
5.40% Notes due 2021	1,250	1,250
5.87% Notes, due 2022	627	627
5.125% Notes, due 2024	1,250	1,250
5.90% Notes, due 2027	625	625
6.75% Bonds, due 2028	300	300
5.95% Notes, due 2037	625	625
Iowa Finance Authority Loan, due 2042	250	250
Other(1)	(26)	(29)
	6,304	6,301
Less: amount due within one year	405	405
Total long-term debt	$5,899	$5,896

(1)
Includes various financing arrangements related to subsidiaries, unamortized debt discounts related to outstanding notes and bonds listed in the table above, an equity option related to the convertible notes due in 2019, and unamortized debt issuance costs.

Credit Facilities. Arconic maintains a Five-Year Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and issuers named therein that matures on June 29, 2023 and provides for a senior unsecured revolving credit facility of $3,000. There were no amounts outstanding at March 31, 2019 or December 31, 2018, and no amounts were borrowed during 2019 or 2018 under the Credit Agreement. In addition to the Credit Agreement, Arconic has a number of other credit agreements that provide a combined borrowing capacity of $715 as of March 31, 2019, of which $465 is due to expire in 2019 and $250 is due to expire in 2020. The purpose of any borrowings under these credit arrangements is to provide for working capital requirements and for other general corporate purposes. The covenants contained in all these arrangements are the same as the Credit Agreement. During the three months ended March 31, 2019, Arconic borrowed and repaid $150 and $150, respectively, under these other credit facilities. The weighted-average interest rate and weighted-average days outstanding during the first quarter of 2019 were 3.9% and 14 days, respectively.
P. Fair Value of Financial Instruments
The carrying values of Cash and cash equivalents, Restricted cash, Derivatives, Noncurrent receivables, and Short-term debt included in the Consolidated Balance Sheet approximate their fair values. The Company holds exchange-traded fixed income securities which are considered available-for-sale securities that are carried at fair value which is based on quoted market prices which are classified in Level 1 of the fair value hierarchy. The fair value of Long-term debt, less amount due within one year was based on quoted market prices for public debt and on interest rates that are currently available to Arconic for issuance of debt with similar terms and maturities for non-public debt. The fair value amounts for all Long-term debt were classified in Level 2 of the fair value hierarchy.

	March 31, 2019		December 31, 2018
	Carrying value	Fair value	Carrying value	Fair value
Long-term debt, less amount due within one year	$5,899	$6,125	$5,896	$5,873
Restricted cash was $7 and $6 at March 31, 2019 and December 31, 2018, respectively.

Q. Acquisitions and Divestitures
2018 Divestitures. On April 2, 2018, Arconic completed the sale of its Latin America extrusions business to a subsidiary of Hydro Extruded Solutions AS for $2 following the settlement of post-closing and other adjustments in December 2018. As a result of entering into the agreement to sell the Latin America extrusions business in December 2017, a charge of $41 was recognized in the fourth quarter of 2017 in Restructuring and other charges in the Statement of Consolidated Operations related to the non-cash impairment of the net book value of the business and an additional charge of $2 related to a post-closing adjustment was recognized in the fourth quarter of 2018. The operating results and assets and liabilities of the business were included in the Transportation and Construction Solutions segment. This business generated sales of $25 in the first quarter of 2018 and had 612 employees at the time of divestiture.
On July 31, 2018, the Company announced that it had initiated a sale process of its Building and Construction Systems (BCS) business, as part of the Company’s ongoing strategy and portfolio review. In the first quarter of 2019, the Company decided to no longer pursue the sale of BCS and the business continues to be reported in the Transportation and Construction Solutions segment.
On October 31, 2018, the Company sold its Texarkana, Texas rolling mill and cast house, which had a combined net book value of $63, to Ta Chen International, Inc. for $302 in cash, including the settlement of post-closing adjustments, plus additional contingent consideration of up to $50. The contingent consideration relates to the achievement of various milestones within 36 months of the transaction closing date associated with operationalizing the rolling mill equipment. The operating results and assets and liabilities of the business were included in the Global Rolled Products segment. The Texarkana rolling mill facility had previously been idle since late 2009. In early 2016, the Company restarted the Texarkana cast house to meet demand for aluminum slab. As part of the agreement, the Company will continue to produce aluminum slab at the facility for a period of 18 months through a lease back of the cast house building and equipment, after which time, Ta Chen will perform toll processing of metal for the Company for a period of six months. The Company will supply Ta Chen with cold-rolled aluminum coil during this 24-month period.
The sale of the rolling mill and cast house has been accounted for separately. The gain on the sale of the rolling mill of $154, including the fair value of contingent consideration of $5, was recorded in Restructuring and other charges in the Statement of Consolidated Operations in the fourth quarter of 2018. The Company will reevaluate its estimate of the remaining $45 of contingent consideration to which it will be entitled at the end of each reporting period and recognize any changes thereto in the Statement of Consolidated Operations.
The Company has continuing involvement related to the lease back of the cast house. As a result, in 2018, the Company continued to treat the cast house building and equipment that it sold to Ta Chen as owned and therefore reflected the following balances in its Consolidated Balance Sheet at December 31, 2018: assets of $24 in Properties, plants, and equipment, net; cash proceeds of $119 in Other noncurrent liabilities and deferred credits (which included a deferred gain of $95); and a deferred tax asset of $22 in Other noncurrent assets. In the first quarter of 2019, in conjunction with the adoption of the new lease accounting standard (see Note B), the Company's continuing involvement no longer requires deferral of the recognition of the cast house sale. As such, the cash proceeds, fixed assets, and deferred tax asset related to the cast house were reclassified to Accumulated deficit as a cumulative effect of an accounting change.
R. Contingencies and Commitments
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
Arconic’s remediation reserve balance was $261 at March 31, 2019 and $266 at December 31, 2018 (of which $79 and $81, respectively, was classified as a current liability), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Payments related to remediation expenses applied against the reserve were $3 in the first quarter of 2019 and includes expenditures currently mandated, as well as those not required by any regulatory authority or third party.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be approximately 1% or less of cost of goods sold.
The following discussion provides details regarding the current status of the most significant remediation reserves related to a current Arconic site.
Massena, NY—Arconic has an ongoing remediation project related to the Grasse River, which is adjacent to Arconic’s Massena plant site. Many years ago, it was determined that sediments and fish in the river contain varying levels of polychlorinated biphenyls (PCBs). The project, which was selected by the U.S. Environmental Protection Agency (EPA) in a Record of Decision issued in April 2013, is aimed at capping PCB contaminated sediments with concentration in excess of one part per million in the main channel of the river and dredging PCB contaminated sediments in the near-shore areas where total PCBs exceed one part per million. At March 31, 2019 and December 31, 2018, the reserve balance associated with this matter was $195 and $198, respectively. In the first quarter of 2019, Arconic received approval from the EPA of its final remedial design which is now under construction and is expected to be completed in 2022. As the project proceeds, the liability may be updated due to factors such as changes in remedial requirements, site restoration costs, and ongoing operation and maintenance costs, among others.
Tax
Pursuant to the Tax Matters Agreement entered into between Arconic and Alcoa Corporation in connection with the separation transaction with Alcoa Corporation, Arconic shares responsibility with Alcoa Corporation, and Alcoa Corporation has agreed to partially indemnify Arconic for 49% of the ultimate liability, with respect to the following matter.
As previously reported, in July 2013, following a Spanish corporate income tax audit covering the 2006 through 2009 tax years, an assessment was received mainly disallowing certain interest deductions claimed by a Spanish consolidated tax group owned by the Company. In August 2013, the Company filed an appeal of this assessment in Spain’s Central Tax Administrative Court, which was denied in January 2015. Arconic filed another appeal in Spain’s National Court in March 2015 which was denied in July 2018. The National Court’s decision requires the assessment for the 2006 through 2009 tax years to be reissued to take into account the outcome of the 2003 to 2005 audit which was closed in 2017. The Company estimates the revised assessment to be $171 (€152), including interest.
In March 2019, the Supreme Court of Spain accepted the Company's petition to review the National Court’s decision. The Company will proceed with filing a formal appeal of the assessment with the Supreme Court of Spain, who will review the assessment on its merits and render a final decision. In the event the Company receives an unfavorable ruling from the Supreme Court of Spain, a portion of the assessment may be offset with existing net operating losses and tax credits available to the Spanish consolidated tax group, which would be shared between the Company and Alcoa Corporation as provided for in the Tax Matters Agreement.
Arconic has an income tax reserve, including interest, of $59 (€52) and an indemnification receivable of $28 (€25), representing Alcoa Corporation’s 49% share of the liability. The reserve and indemnification receivable were established in the third quarter of 2018.
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
Commitments
Guarantees
At March 31, 2019, Arconic had outstanding bank guarantees related to tax matters, outstanding debt, workers’ compensation, environmental obligations, energy contracts, and customs duties, among others. The total amount committed under these guarantees, which expire at various dates between 2019 and 2026, was $29 at March 31, 2019.
Pursuant to the Separation and Distribution Agreement between Arconic and Alcoa Corporation, Arconic was required to provide certain guarantees for Alcoa Corporation, which had a combined fair value of $7 and $6 at March 31, 2019 and December 31, 2018, respectively, and were included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. Arconic was required to provide a guarantee up to an estimated present value amount of approximately $1,143 and $1,087 at March 31, 2019 and December 31, 2018, respectively, related to a long-term supply agreement for energy for an Alcoa Corporation facility in the event of an Alcoa Corporation payment default. This guarantee expires in 2047. For this guarantee, subject to its provisions, Arconic is secondarily liable in the event of a payment default by Alcoa Corporation. Arconic currently views the risk of an Alcoa Corporation payment default on its obligations under the contract to be remote.
Letters of Credit
Arconic has outstanding letters of credit, primarily related to workers’ compensation, environmental obligations, and leasing obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates, mostly in 2019, was $136 at March 31, 2019.
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
Surety Bonds
Arconic has outstanding surety bonds, primarily related to tax matters, contract performance, workers’ compensation, environmental-related matters, and customs duties. The total amount committed under these surety bonds, which expire at various dates, primarily in 2019, was $50 at March 31, 2019.
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
S. Proposed Separation Transaction
On February 8, 2019, Arconic announced, as part of its strategy and portfolio review, a separation of its portfolio into two independent, publicly-traded companies. One company will comprise the Engineered Products and Forgings businesses and the other company will comprise the Global Rolled Products businesses. The Company will also consider the sale of businesses that do not best fit into Engineered Products and Forgings and Global Rolled Products. The businesses of the current Transportation and Construction Solutions segment will be divided, with BCS to become part of Global Rolled Products and the Arconic Wheel and Transportation Products business to become part of Engineered Products and Forgings. Arconic is targeting to complete the separation in the second quarter of 2020. The separation transaction is subject to a number of conditions, including, but not limited to, final approval by Arconic’s Board of Directors, receipt of a favorable opinion of legal counsel with respect to the tax-free nature of the transaction for U.S. federal income tax purposes, completion of financing, and the effectiveness of a Form 10 registration statement to be filed with the U.S. Securities and Exchange Commission. Arconic may, at any time and for any reason until the proposed transaction is complete, abandon the separation plan or modify or change its terms. In the first quarter of 2019, Arconic recognized $3 pre-tax in Selling, general administrative, and other expenses on the accompanying Statement of Consolidated Operations for costs related to the proposed separation transaction.
T. Subsequent Events
Management evaluated all activity of Arconic and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as noted below:
See Note F for details of the final cash contribution the Company made to its pension plan associated with the separation of Alcoa Inc.
See Note H for details of the completed ASR.
On April 30, 2019, Arconic reached an agreement to sell a small manufacturing facility.  The sale is expected to close in the second quarter of 2019 and the Company expects to record a restructuring-related charge of approximately $10 to $15 pre-tax.  The charge primarily relates to the non-cash impairment of the net book value of the business.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Arconic Inc.

Results of Review of Interim Financial Statements
We have reviewed the accompanying consolidated balance sheet of Arconic Inc. and its subsidiaries (the “Company”) as of March 31, 2019, and the related statements of consolidated operations, consolidated comprehensive income, changes in consolidated equity, and consolidated cash flows for the three-month periods ended March 31, 2019 and 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2018, and the related statements of consolidated operations, consolidated comprehensive income (loss), changes in consolidated equity, and consolidated cash flows for the year then ended (not presented herein), and in our report dated February 21, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 1, 2019

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per share amounts; shipments in thousands of metric tons [kmt])
Overview
Our Business
Arconic (“Arconic” or the “Company”) is a global leader in lightweight metals engineering and manufacturing. Arconic’s innovative, multi-material products, which include aluminum, titanium, and nickel, are used worldwide in aerospace, automotive, commercial transportation, building and construction, industrial applications, defense, and packaging.
Results of Operations
Earnings Summary:
Sales. Sales were $3,541 in the first quarter of 2019 compared to $3,445 in the first quarter of 2018. The increase of $96, or 3%, was primarily due to volume growth across all segments, primarily in the aerospace, commercial transportation, automotive, packaging, and building and construction end markets; favorable product pricing and mix in the Global Rolled Products segment; and favorable aerospace product pricing in the Engineered Products and Solutions segment when fulfilling volume above contractual share, renewing contracts, and selling non-contractual spot business; partially offset by lower sales of $78 related to the completed ramp down of Arconic's North American packaging operations (in December 2018) and the divestitures of the extrusions business in Latin America (divested in April 2018) and the forgings business in Eger, Hungary (divested in December 2018); lower aluminum prices; and unfavorable foreign currency movements.
Cost of goods sold (COGS). COGS as a percentage of Sales was 79.6% in the first quarter of 2019 compared to 80.3% in the first quarter of 2018. The decrease was primarily due to favorable product pricing, net cost savings, and lower aluminum prices, partially offset by unfavorable product mix.
Selling, general administrative, and other expenses (SG&A). SG&A expenses were $178 in the first quarter of 2019 compared to $172 in the first quarter of 2018. The increase of $6, or 3%, was primarily due to higher annual incentive compensation accruals and executive compensation costs, strategy and portfolio review costs of $6, and costs associated with the planned separation of Arconic of $3, partially offset by lower costs driven by overhead cost reductions and a decrease of $3 in legal and other advisory costs related to Grenfell Tower.
Restructuring and other charges. Restructuring and other charges was $12 in the first quarter of 2019 compared to $7 in the first quarter of 2018. The increase of $5, or 71%, was primarily due to an increase in layoff charges of $61, partially offset by a credit of $58 related to the elimination of life insurance benefits for U.S. salaried and non-bargaining hourly retirees of the Company and its subsidiaries. See Note D to the Consolidated Financial Statements.
Interest expense. Interest expense was $85 in the first quarter of 2019 compared to $114 in the first quarter of 2018. The decrease of $29, or 25%, was primarily due to a charge of $19 related to the premium paid on the early redemption of the Company’s outstanding 5.72% Senior Notes due 2019 incurred during 2018 that did not recur during 2019 and lower debt outstanding.
Other expense, net. Other expense, net was $32 in the first quarter of 2019 compared to $20 in the first quarter of 2018. The increase of $12, or 60%, was primarily due to an increase in deferred compensation arrangements related to investment performance.
Provision for income taxes. The tax rate, including discrete items, was 27.2% and 28.1% for the first quarter of 2019 and 2018, respectively. Discrete charges of $1 and $2 were recorded in the first quarter of 2019 and 2018, respectively. The estimated annual effective tax rate, before discrete items, applied to ordinary income was 25.9% and 26.5% in the first quarter ended March 31, 2019 and 2018, respectively.
Net income. Net income was $187 in the first quarter of 2019 or $0.39 per diluted share, compared to $143 in the first quarter of 2018, or $0.29 per diluted share. The increase of $44, or 31%, was primarily due to volume growth, favorable product pricing, net cost savings, and lower Interest expense, partially offset by unfavorable product mix, higher Provision for income taxes, and higher Other expense, net.
Segment Information
In the first quarter of 2019, the Company transferred its aluminum extrusions operations (Aluminum Extrusions) from the Arconic Engineered Structures (AES) business unit within the Engineered Products and Solutions (EP&S) segment to the Global Rolled Products (GRP) segment, based on synergies with GRP including similar customer base, technologies, and manufacturing capabilities. Prior period financial information has been recast to conform to current year presentation. Segment performance under Arconic’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is Segment operating profit. Arconic’s definition of Segment operating profit is Operating income excluding Special items. Special items include Restructuring and other charges. Segment operating profit includes the impact of LIFO inventory accounting, metal price lag, intersegment profit eliminations, and derivative activities. Segment operating profit may not be comparable to similarly titled measures of other companies. Differences between segment totals and consolidated Arconic are in Corporate.
Arconic produces aerospace engine parts and components, aerospace fastening systems, and aluminum sheet and plate products for Boeing 737 MAX airplanes. The Company does not expect a significant impact to revenues or segment operating profit in the second quarter based on the temporary reduction in the production rate of the 737 MAX airplanes that was announced by Boeing in April. A prolonged reduction in the production rate could have a negative impact on revenues and segment operating profit in the second half of 2019 in the EP&S and GRP segments.
Engineered Products and Solutions

	First quarter ended
	March 31,
	2019	2018
Third-party sales	$1,502	$1,426
Segment operating profit	253	209
Third-party sales for the Engineered Products and Solutions segment increased $76, or 5%, in the first quarter of 2019 compared to the first quarter of 2018, primarily as a result of higher volumes and favorable product pricing in the aerospace end market, partially offset by unfavorable foreign currency movements and the absence of sales of $10 from the forgings business in Eger, Hungary (divested in December 2018).
Segment operating profit for the Engineered Products and Solutions segment increased $44, or 21%, in the first quarter of 2019 compared to the first quarter of 2018 due to higher aerospace volumes and pricing, as well as net cost savings, partially offset by the unfavorable impact of new product introductions in aerospace engines.
On December 31, 2018, as part of the Company’s ongoing strategy and portfolio review, Arconic completed the sale of its Eger, Hungary forgings business to Angstrom Automotive Group LLC.
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
Global Rolled Products

	First quarter ended
	March 31,
	2019	2018
Third-party sales	$1,503	$1,481
Intersegment sales	55	57
Total sales	$1,558	$1,538
Segment operating profit	107	124
Third-party aluminum shipments (kmt)	331	322

Third-party sales for the Global Rolled Products segment increased $22, or 1%, in the first quarter of 2019 compared to the first quarter of 2018, primarily as a result of higher volumes in the packaging, commercial transportation, and aerospace end markets and favorable product mix and pricing, partially offset by lower aluminum prices, the absence of sales of $43 from the completed ramp down of Arconic's North American packaging operations (completed in December 2018), and unfavorable foreign currency movements.
Segment operating profit for the Global Rolled Products segment decreased $17, or 14%, in the first quarter of 2019 compared to the first quarter of 2018, principally driven by the Tennessee plant transition to enable industrial production, operational headwinds in the Aluminum Extrusions business, and unfavorable product mix, partially offset by favorable pricing adjustments on industrial and commercial transportation products and higher volumes as noted previously.

In 2019, demand in the North America commercial transportation, brazing, and industrial end markets is expected to grow as a result of the International Trade Commission initiated common alloy trade case. Demand in the automotive end market is expected to be flat. Demand from the commercial airframe end market is expected to be up as the ramp-up of new programs is partially offset by lower build rates for aluminum intensive wide-body programs. Favorable pricing on industrial and commercial transportation as well as net productivity improvements are anticipated to continue.
Transportation and Construction Solutions

	First quarter ended
	March 31,
	2019	2018
Third-party sales	$535	$537
Segment operating profit	87	67
Third-party sales for the Transportation and Construction Solutions segment decreased $2 in the first quarter of 2019 compared to the first quarter of 2018 as higher volumes in the commercial transportation and building and construction end markets were more than offset by the absence of sales of $25 from the extrusions business in Latin America (divested in April 2018) and unfavorable foreign currency movements.
Segment operating profit for the Transportation and Construction Solutions segment increased $20, or 30%, in the first quarter of 2019 compared to the first quarter of 2018, principally as a result of higher volumes as noted previously, and net cost savings.
On April 2, 2018, Arconic completed the sale of its Latin America extrusions business to a subsidiary of Hydro Extruded Solutions AS.
On July 31, 2018, the Company announced that it had initiated a sale process of its Building and Construction Systems (BCS) business, as part of the Company’s ongoing strategy and portfolio review. In the first quarter of 2019, the Company decided to no longer pursue the sale of BCS and the business continues to be reported in the Transportation and Construction Solutions segment.
In 2019, we expect continued growth in the North American and European commercial transportation and building and construction markets and continued demand for innovative products. Net productivity improvements are anticipated to continue.
Reconciliation of Total segment operating profit to Consolidated income before income taxes

	First quarter ended
	March 31,
	2019	2018
Total segment operating profit	$447	$400
Unallocated amounts:
Restructuring and other charges	(12)	(7)
Corporate expense	(61)	(60)
Consolidated operating income	$374	$333
Interest expense	(85)	(114)
Other expense, net	(32)	(20)
Consolidated income before income taxes	$257	$199
See Restructuring and other charges, Interest expense, and Other expense, net discussions above under Results of Operations for reference.
Corporate expense increased $1, or 2%, in the first quarter of 2019 compared to the first quarter of 2018, primarily as a result of strategy and portfolio review costs of $6 and costs associated with the planned separation of Arconic of $3, partially offset by lower costs due to overhead cost reductions and a decrease of $3 in legal and other advisory costs related to Grenfell Tower.
Environmental Matters
See the Environmental Matters section of Note R to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.

Subsequent Events
See Note T to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Liquidity and Capital Resources
Operating Activities
Cash used for operations was $258 in the first quarter of 2019 compared to $436 in the first quarter of 2018. The decrease in cash used of $178, or 41%, was primarily due to lower pension contributions of $122 and lower working capital of $74. The components of the change in working capital included favorable changes of $51 in accounts payable, $49 in accrued expenses, $39 in taxes, including income taxes, and $23 in inventories, partially offset by an unfavorable change of $86 in receivables.
Financing Activities
Cash used for financing activities was $741 in the first quarter of 2019 compared to $542 in the first quarter of 2018. The increase in cash used of $199 was primarily related to the repurchase of $700 of common stock (see Note H to the Consolidated Financial Statements), partially offset by a decrease in payments on debt of $500 due to the redemption in the first quarter of 2018 of the then outstanding 5.72% Notes due in 2019 with aggregate principal amount of $500 and premiums on early redemption of $17.
Arconic maintains a Five-Year Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and issuers named therein. In addition to the Credit Agreement, Arconic has a number of other credit agreements. See Note O to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for reference.
Arconic’s costs of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to Arconic by the major credit rating agencies.
Arconic’s credit ratings from the three major credit rating agencies are as follows:

	Long-Term Debt	Short-Term Debt	Outlook	Date of Last Update
Standard and Poor’s	BBB-	A-3	Negative	April 26, 2019
Moody’s	Ba2	Speculative Grade Liquidity-2	Stable	October 8, 2018
Fitch	BB+	B	Positive	September 27, 2018
Investing Activities
Cash provided from investing activities was $42 in the first quarter of 2019 compared to $29 in the first quarter of 2018. The increase in cash provided of $13 was primarily due to the sale of fixed-income securities of $47 and an increase in cash receipts from sold receivables of $24, partially offset by higher capital expenditures of $51.
Recently Adopted and Recently Issued Accounting Guidance
See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Forward-Looking Statements
This report contains statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Arconic’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts and expectations relating to the growth of the aerospace, automotive, commercial transportation and other end markets; statements and guidance regarding future financial results or operating performance; statements regarding future strategic actions, including share repurchases, which may be subject to market conditions, legal requirements and other considerations; and statements about Arconic’s strategies, outlook, business and financial prospects. These statements reflect beliefs and assumptions that are based on Arconic’s perception of historical trends, current conditions and expected future developments, as well as other factors Arconic believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict, which could cause actual results to differ materially from those indicated by these statements. Such risks and uncertainties include, but are not limited to: (a) uncertainties regarding the planned separation, including whether it will be completed pursuant to the targeted timing, asset perimeters, and other anticipated terms, if at all; (b) the impact of the separation on the businesses of Arconic; (c) the risk that the businesses will not be separated successfully or such separation may be more difficult, time-consuming or costly than expected, which could result in additional demands on Arconic’s resources, systems, procedures and controls, disruption of its ongoing business, and diversion of management’s attention from other business concerns; (d) deterioration in global economic and financial market conditions generally; (e) unfavorable changes in the markets served by Arconic; (f) the inability to achieve the level of revenue growth, cash generation, cost savings, improvement in profitability and margins, fiscal discipline, or strengthening of competitiveness and operations anticipated or targeted; (g) competition from new product offerings, disruptive technologies or other developments; (h) political, economic, and regulatory risks relating to Arconic’s global operations, including compliance with U.S. and foreign trade and tax laws, sanctions, embargoes and other regulations; (i) manufacturing difficulties or other issues that impact product performance, quality or safety; (j) Arconic’s inability to realize expected benefits, in each case as planned and by targeted completion dates, from acquisitions, divestitures, facility closures, curtailments, expansions, or joint ventures; (k) the impact of potential cyber attacks and information technology or data security breaches; (l) the loss of significant customers or adverse changes in customers’ business or financial conditions; (m) adverse changes in discount rates or investment returns on pension assets; (n) the impact of changes in aluminum prices and foreign currency exchange rates on costs and results; (o) the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation, which can expose Arconic to substantial costs and liabilities; and (p) the other risk factors summarized in Arconic’s Form 10-K for the year ended December 31, 2018 and other reports filed with the U.S. Securities and Exchange Commission. Market projections are subject to the risks discussed above and other risks in the market. Arconic disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
See the Tax section of Note R to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to Arconic common stock purchases made by the Company during the quarter ended March 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31, 2019	—	—	—	$1,000,000,000
February 1 - February 28, 2019(2)	31,908,831	$17.55	31,908,831	$300,000,000
March 1 - March 31, 2019	—	—	—	$300,000,000
Total for quarter ended March 31, 2019	31,908,831		31,908,831

(1)	On February 5, 2018, the Company announced that its Board of Directors had authorized the repurchase of up to $500 million of the Company's outstanding common stock. There was no stated expiration for the share repurchase program, and no shares were repurchased during 2018. On February 8, 2019, the Company announced that its Board of Directors had authorized the repurchase of an additional $500 million of the Company's outstanding common stock, effective through the end of 2020.

(2)
On February 19, 2019, the Company entered into an accelerated share repurchase (ASR) agreement with JPMorgan Chase Bank (“JPM”) to repurchase $700 million of its common stock, and received an initial delivery of 31,908,831 shares. The term of the ASR concluded on April 25, 2019, with JPM delivering 4,525,592 additional shares to Arconic on April 29, 2019. A total of 36,434,423 shares, at an average price of $19.21 per share, were repurchased under the agreement.

Item 6. Exhibits.

10(a).	Letter Agreement, by and between Arconic Inc. and John C. Plant, dated as of February 6, 2019.
10(b).	Letter Agreement, by and between Arconic Inc. and Elmer L. Doty, dated as of February 6, 2019.
10(c).	Letter Agreement, by and between Arconic Inc. and Neil E. Marchuk, dated as of February 13, 2019.
10(d).	Special Retention Award Agreement - Paul Myron, effective February 28, 2019.
10(e).
Separation Agreement between Arconic Inc. and Charles P. Blankenship, dated as of March 14, 2019, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated March 18, 2019.

10(f).	Restricted Share Unit Award Agreement - Executive Vice President, Human Resources (Neil E. Marchuk) Annual Equity Award, effective March 15, 2019.
10(g).	Restricted Share Unit Award Agreement - Executive Vice President, Human Resources (Neil E. Marchuk) Sign-on Equity Award, effective March 15, 2019.
15.	Letter regarding unaudited interim financial information.
31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Arconic Inc.

May 1, 2019	/s/ Ken Giacobbe
Date	Ken Giacobbe
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

May 1, 2019	/s/ Paul Myron
Date	Paul Myron
Vice President and Controller
(Principal Accounting Officer)