Form 10-Q
period 2020-03-31
Howmet Aerospace Inc.
filed 2020-05-07
CIK 4281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number 1-3610

HOWMET AEROSPACE INC.
(Exact name of registrant as specified in its charter)

Delaware				25-0317820
(State of incorporation)				(I.R.S. Employer Identification No.)

201 Isabella Street,	Suite 200,	Pittsburgh,	Pennsylvania	15212-5872
(Address of principal executive offices)				(Zip code)
Investor Relations 412-553-1950
Office of the Secretary 412-553-1940
(Registrant’s telephone number including area code)

Arconic Inc.
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $1.00 per share	HWM	New York Stock Exchange
$3.75 Cumulative Preferred Stock, par value $100 per share	HWM PR	NYSE American
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of May 1, 2020, there were 436,103,413 shares of common stock, par value $1.00 per share, of the registrant outstanding.

EXPLANATORY NOTE
On April 1, 2020, Arconic Inc. completed the separation of its business into two independent, publicly-traded companies: Howmet Aerospace Inc. (the new name for Arconic Inc.) and Arconic Corporation. The financial results of Howmet Aerospace Inc. prior to April 1, 2020 include the Global Rolled Products business (which became Arconic Corporation as of April 1, 2020).

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Howmet Aerospace and subsidiaries (formerly known as Arconic Inc.)
Statement of Consolidated Operations (unaudited)
(in millions, except per-share amounts)

	First quarter ended
	March 31,
	2020	2019
Sales (C)	$3,209	$3,541
Cost of goods sold (exclusive of expenses below)	2,476	2,818
Selling, general administrative, and other expenses	169	178
Research and development expenses	15	22
Provision for depreciation and amortization	129	137
Restructuring and other charges (D)	21	12
Operating income	399	374
Interest expense	91	85
Other expense, net (E)	17	32
Income before income taxes	291	257
Provision for income taxes (G)	76	70
Net income	$215	$187

Amounts Attributable to Howmet Aerospace Common Shareholders (H):
Net income	$214	$186
Earnings per share - basic	$0.49	$0.40
Earnings per share - diluted	$0.49	$0.39
Average Shares Outstanding (H):
Average shares outstanding - basic	435	471
Average shares outstanding - diluted	440	489
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace and subsidiaries (formerly known as Arconic Inc.)
Statement of Consolidated Comprehensive Income (unaudited)
(in millions)

	First quarter ended
	March 31,
	2020	2019
Net income	$215	$187
Other comprehensive (loss) income, net of tax (I):
Change in unrecognized net actuarial loss and prior service cost/benefit related to pension and other postretirement benefits	37	40
Foreign currency translation adjustments	(65)	26
Net change in unrealized gains on available-for-sale securities	1	3
Net change in unrecognized gains/losses on cash flow hedges	(13)	7
Total Other comprehensive (loss) income, net of tax	(40)	76
Comprehensive income	$175	$263
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace and subsidiaries (formerly known as Arconic Inc.)
Consolidated Balance Sheet (unaudited)
(in millions)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$2,591	$1,648
Receivables from customers, less allowances of $2 in 2020 and $3 in 2019 (J)	1,290	967
Other receivables (J)	244	484
Inventories (K)	2,512	2,429
Prepaid expenses and other current assets	311	314
Total current assets	6,948	5,842
Properties, plants, and equipment, net (L)	5,358	5,463
Goodwill (C)	4,457	4,493
Deferred income taxes	553	608
Intangibles, net	647	658
Other noncurrent assets (M)	502	514
Total assets	$18,465	$17,578
Liabilities
Current liabilities:
Accounts payable, trade	$1,799	$2,043
Accrued compensation and retirement costs	323	432
Taxes, including income taxes	88	87
Accrued interest payable	102	112
Other current liabilities (M)	453	418
Short-term debt (N)	1,342	1,034
Total current liabilities	4,107	4,126
Long-term debt, less amount due within one year (N and O)	5,777	4,906
Accrued pension benefits (F)	2,389	2,460
Accrued other postretirement benefits (F)	700	714
Other noncurrent liabilities and deferred credits (M)	695	751
Total liabilities	13,668	12,957
Contingencies and commitments (Q)
Equity
Howmet Aerospace shareholders’ equity:
Preferred stock	55	55
Common stock	436	433
Additional capital	7,326	7,319
Retained earnings	335	129
Accumulated other comprehensive loss (I)	(3,369)	(3,329)
Total Howmet Aerospace shareholders’ equity	4,783	4,607
Noncontrolling interests	14	14
Total equity	4,797	4,621
Total liabilities and equity	$18,465	$17,578
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace and subsidiaries (formerly known as Arconic Inc.)
Statement of Consolidated Cash Flows (unaudited)
(in millions)

	Three months ended
	March 31,
	2020	2019
Operating activities
Net income	$215	$187
Adjustments to reconcile net income to cash used for operations:
Depreciation and amortization	129	137
Deferred income taxes	19	8
Restructuring and other charges	21	12
Net loss from investing activities—asset sales	2	2
Net periodic pension benefit cost (F)	26	29
Stock-based compensation	13	10
Other	25	11
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables	(210)	(489)
(Increase) in inventories	(136)	(118)
(Increase) in prepaid expenses and other current assets	(2)	(14)
(Decrease) increase in accounts payable, trade	(215)	65
(Decrease) in accrued expenses	(173)	(69)
Increase in taxes, including income taxes	90	47
Pension contributions	(56)	(55)
(Increase) in noncurrent assets	—	(1)
(Decrease) in noncurrent liabilities	(39)	(20)
Cash used for operations	(291)	(258)
Financing Activities
Net change in short-term borrowings (original maturities of three months or less)	2	1
Additions to debt (original maturities greater than three months) (N)	1,200	150
Payments on debt (original maturities greater than three months)	—	(151)
Debt issuance costs	(45)	—
Proceeds from exercise of employee stock options	30	1
Dividends paid to shareholders	(9)	(29)
Repurchase of common stock	—	(700)
Other	(33)	(13)
Cash provided from (used for) financing activities	1,145	(741)
Investing Activities
Capital expenditures	(69)	(168)
Proceeds from the sale of assets and businesses (P)	114	4
Sales of investments	—	47
Cash receipts from sold receivables (J)	48	160
Other	1	(1)
Cash provided from investing activities	94	42
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(8)	1
Net change in cash, cash equivalents and restricted cash	940	(956)
Cash, cash equivalents and restricted cash at beginning of year	1,703	2,282
Cash, cash equivalents and restricted cash at end of period	$2,643	$1,326
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace and subsidiaries (formerly known as Arconic Inc.)
Statement of Changes in Consolidated Equity (unaudited)
(in millions, except per-share amounts)

	Howmet Aerospace Shareholders
	Preferred stock	Common stock	Additional capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests	Total Equity
Balance at December 31, 2018	$55	$483	$8,319	$(358)	$(2,926)	$12	$5,585
Adoption of accounting standards (I and M)	—	—	—	75	(2)	—	73
Net income	—	—	—	187	—	—	187
Other comprehensive income (I)	—	—	—	—	76	—	76
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	(1)	—	—	(1)
Common @ $0.08 per share	—	—	—	(38)	—	—	(38)
Stock-based compensation	—	—	8	—	—	—	8
Common stock issued: compensation plans	—	2	(15)	—	—	—	(13)
Repurchase and retirement of common stock	—	(32)	(668)	—	—	—	(700)
Other	—	—	—	1	—	—	1
Balance at March 31, 2019	$55	$453	$7,644	$(134)	$(2,852)	$12	$5,178

	Howmet Aerospace Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests	Total Equity
Balance at December 31, 2019	$55	$433	$7,319	$129	$(3,329)	$14	$4,621
Net income	—	—	—	215	—	—	215
Other comprehensive loss (I)	—	—	—	—	(40)	—	(40)
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	(1)	—	—	(1)
Common @ $0.02 per share	—	—	—	(8)	—	—	(8)
Stock-based compensation	—	—	13	—	—	—	13
Common stock issued: compensation plans	—	3	(6)	—	—	—	(3)
Balance at March 31, 2020	$55	$436	$7,326	$335	$(3,369)	$14	$4,797
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace and subsidiaries (formerly known as Arconic Inc.)
Notes to the Consolidated Financial Statements (unaudited)
(dollars in millions, except per-share amounts)
A. Basis of Presentation
The interim Consolidated Financial Statements of Howmet Aerospace Inc. (formerly known as Arconic Inc.) and its subsidiaries (“Howmet” or the “Company”) are unaudited. These Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2019 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). This Form 10-Q report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2019, which includes all disclosures required by GAAP. Certain amounts in previously issued financial statements were reclassified to conform to the current period presentation (see Note C).
The separation of Arconic Inc. into two standalone, publicly-traded companies, Howmet Aerospace Inc. and Arconic Corporation, (the “Arconic Inc. Separation Transaction”) became effective on April 1, 2020 (see Note R).
The accompanying unaudited, interim Consolidated Financial Statements include the historical results of Arconic Corporation, as the Arconic Inc. Separation Transaction did not take place until April 1, 2020, after the most recent period reported in this Form 10-Q. In future filings, the historical results of the businesses that comprise Arconic Corporation will be presented as discontinued operations in Howmet’s Consolidated Financial Statements. As a result of the Arconic Inc. Separation Transaction, the accompanying unaudited, interim Consolidated Financial Statements are not indicative of the Company’s future financial position, results of operations or cash flows.
The Company derives a significant portion of its revenue from products sold to the aerospace end-market, including 71% of the Engineered Products and Forgings reportable segment. As a result of the global pandemic coronavirus (“COVID-19”) and its impact on the aerospace industry to-date, the possibility exists that there could be a sustained impact to our operations and financial results. Certain original equipment manufacturer (“OEM”) customers have reduced production or suspended manufacturing operations in North America and Europe on a temporary basis. These suspensions, the duration of which is uncertain, are impacting operations at certain of our facilities resulting in the temporary closure of a small number of manufacturing facilities. As a result, the Company is taking a series of actions to address the financial impact, including announcing certain headcount reductions and reducing certain cash outflows by suspending dividends on common stock and reducing the levels of its capital expenditures to preserve cash and maintain liquidity.
The preparation of the Consolidated Financial Statements of the Company in conformity with GAAP requires management to make certain judgments, estimates, and assumptions. These estimates are based on historical experience and, in some cases, assumptions based on current and future market experience, including considerations relating to the impact of COVID-19. The impact of COVID-19 is rapidly changing and of unknown duration and macroeconomic impact and as a result, these considerations remain highly uncertain. We have made our best estimates using all relevant information available at the time, but it is possible that our estimates will differ from our actual results and affect the Consolidated Financial Statements in future periods and potentially require adverse adjustments to the recoverability to goodwill, intangible and long-lived assets, the realizability of deferred tax assets and other judgements and estimations and assumptions that may be impacted by COVID-19.
B. Recently Adopted and Recently Issued Accounting Guidance
Adopted
On January 1, 2020, the Company adopted changes issued by the Financial Accounting Standards Board ("FASB") related to the impairment model for expected credit losses. The new impairment model (known as the current expected credit loss ("CECL") model) is based on expected losses rather than incurred losses. The Company recognizes as an allowance its estimate of expected credit losses. The CECL model applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments and requires the measurement of expected credit losses on assets including those that have a low risk of loss. The adoption of this new guidance did not have a material impact on the Consolidated Financial Statements.
Issued
In August 2018, the FASB issued guidance that impacts disclosures for defined benefit pension plans and other postretirement benefit plans. These changes become effective for the Company's 2020 annual report. Management has determined that the adoption of this guidance will not have a material impact on the Consolidated Financial Statements and plans to adopt for the 2020 annual report.

In December 2019, the FASB issued guidance that is intended to simplify various aspects related to the accounting for income taxes. These changes become effective on January 1, 2021, with early adoption permitted. Management is currently evaluating the potential impact of these changes on the Consolidated Financial Statements and plans to adopt on January 1, 2021.
In March 2020, the FASB issued amendments that provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference LIBOR or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. Management is currently evaluating the potential impact of these changes on the Consolidated Financial Statements.
C. Segment Information
In the third quarter of 2019, the Company realigned its operations by eliminating its Transportation and Construction Solutions (TCS) segment and transferring the Forged Wheels business to its Engineered Products and Forgings ("EP&F") segment and the Building and Construction Systems ("BCS") business to its Global Rolled Products ("GRP") segment, consistent with how the Chief Executive Officer was assessing operating performance and allocating capital in conjunction with the Arconic Inc. Separation Transaction (see Note R). Prior period financial information has been recast to conform to current year presentation.
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
Global Rolled Products. This segment produces aluminum sheet and plate, aluminum extruded and machined parts, integrated aluminum structural systems, and architectural extrusions used in the automotive, aerospace, building and construction, industrial, packaging, and commercial transportation end markets. Products are sold directly to customers and through distributors. While the customer base for flat-rolled products is large, a significant amount of sales of sheet and plate are to a relatively small number of customers. This segment became part of Arconic Corporation as part of the Arconic Inc. Separation Transaction on April 1, 2020.
The Company will continue to evaluate its organizational structure and portfolio in conjunction with the Arconic Inc. Separation Transaction (see Note R), which may result in further changes to its reportable segments and the need to evaluate goodwill and long-lived assets for impairment in future periods.
Goodwill. The Company had $4,457 of Goodwill at March 31, 2020 and we review it for impairment annually in the fourth quarter or more frequently if indicators exist or if a decision is made to sell or realign a business.
On January 1, 2020, management transferred the Savannah business from Engine Products to Engineered Structures within the Engineered Products and Forgings segment, based on synergies with forgings technologies and manufacturing capabilities. As a result of the reorganization, goodwill of $17 was reallocated from Engine Products to Engineered Structures, and these reporting units were evaluated for impairment during the first quarter of 2020. The estimated fair value of each of these reporting units substantially exceeded their carrying value; thus, there was no goodwill impairment at the date the business was transferred.
During the first quarter of 2020, Howmet’s market capitalization declined significantly compared to the fourth quarter of 2019. Over the same period, the equity value of our peer group companies, and the overall U.S. stock market also declined significantly amid market volatility. In addition, as a result of the COVID-19 pandemic and measures designed to contain the spread, sales globally to customers in the aerospace and commercial transportation industries that are impacted by COVID-19 have been and are expected to be negatively impacted as a result of disruption in demand. As a result of these macroeconomic factors, we performed a qualitative impairment test to evaluate whether it is more likely than not that the fair value of any of our reporting units is less than its carrying value. As a result of this assessment, the Company performed a quantitative impairment test for the Engineered Structures reporting unit and concluded that though the margin between the fair value of the reporting unit and carrying value had declined from approximately 60% to approximately 15%, it was not impaired. Consistent with prior practice, a discounted cash flow model was used to estimate the current fair value of the reporting unit. The significant assumptions and estimates utilized to determine fair value were developed utilizing current market and forecast information reflecting the disruption in demand that has and is expected to negatively impact the Company’s sales globally in the aerospace industry. If our actual results or external market factors decline significantly from management’s estimates, future goodwill impairment charges may be necessary and could be material.

The operating results of the Company’s reportable segments were as follows:

	Engineered Products and Forgings	Global Rolled Products	Total Segment
First quarter ended March 31, 2020
Sales:
Third-party sales	$1,631	$1,578	$3,209
Intersegment sales	—	35	35
Total sales	$1,631	$1,613	$3,244
Profit and loss:
Segment operating profit	$339	$169	$508
Restructuring and other charges (credits)	34	(18)	16
Provision for depreciation and amortization	65	57	122
Capital expenditures	36	22	58

First quarter ended March 31, 2019
Sales:
Third-party sales	$1,756	$1,784	$3,540
Intersegment sales	—	52	52
Total sales	$1,756	$1,836	$3,592
Profit and loss:
Segment operating profit	$313	$135	$448
Restructuring and other charges	18	11	29
Provision for depreciation and amortization	71	59	130
Capital expenditures	117	39	156

The following table reconciles Total segment operating profit to Consolidated income before income taxes:

	First quarter ended
	March 31,
	2020	2019
Total segment operating profit	$508	$448
Unallocated amounts:
Restructuring and other charges	(21)	(12)
Corporate expense	(88)	(62)
Consolidated operating income	$399	$374
Interest expense	(91)	(85)
Other expense, net	(17)	(32)
Consolidated income before income taxes	$291	$257
The following table disaggregates revenue by major end market served. Differences between segment and consolidated totals are in Corporate.

	Engineered Products and Forgings	Global Rolled Products	Total Segment
First quarter ended March 31, 2020
Aerospace	$1,189	$285	$1,474
Transportation	256	509	765
Building and construction	—	291	291
Industrial and Other	186	493	679
Total end-market revenue	$1,631	$1,578	$3,209

First quarter ended March 31, 2019
Aerospace	$1,250	$302	$1,552
Transportation	343	649	992
Building and construction	—	330	330
Industrial and Other	163	503	666
Total end-market revenue	$1,756	$1,784	$3,540

D. Restructuring and Other Charges
In the first quarter of 2020, the Company recorded Restructuring and other charges of $21 ($23 after-tax), which included $22 ($17 after-tax) for layoff costs, including the separation of approximately 460 employees (440 in the Engineered Products and Forgings segment and 20 in Corporate); $12 ($12 after-tax) for impairment of assets associated with an agreement to sell an aerospace components business in the U.K.; a $6 ($6 after-tax) post-closing adjustment related to the sale of the Company’s U.K. forgings business; a $6 ($6 after-tax) loss on sale of the Company’s Brazilian rolling mill operations; and a $6 ($6 after-tax) charge for other exit costs related to prior programs; offset by a gain of $27 ($20 after-tax) on the sale of an extrusions business in South Korea; a benefit of $2 ($2 after-tax) related to the reversal of a number of prior period programs; and a gain of $2 ($2 after-tax) on the sale of assets.
In the first quarter of 2019, the Company recorded Restructuring and other charges of $12 ($10 after-tax), which included $65 ($51 after-tax) for layoff costs, including the separation of approximately 800 employees (425 in Corporate, 211 in the Engineered Products and Forgings segment, and 164 in the Global Rolled Products segment); a $2 ($1 after-tax) net charge for executive severance net of the benefit of forfeited executive stock compensation; a pension settlement charge of $2 ($2 after-tax); and $1 ($1 after-tax) for other miscellaneous items; offset by a benefit of $58 ($45 after-tax) related to the elimination of life insurance benefits for U.S. salaried and non-bargained hourly retirees of the Company and its subsidiaries.
As of March 31, 2020, none of the 460 employees associated with the 2020 restructuring programs were separated. Most of the separations for the 2020 restructuring programs are expected to be completed in 2020. As of March 31, 2020, approximately

1,053 of the 1,310 employees associated with the 2019 restructuring programs were separated. The remaining separations for the 2019 restructuring programs are expected to be completed in 2020. In the first quarter ended March 31, 2020, the Company made cash payments of $7 against layoff reserves related to 2019 restructuring programs.
Activity and reserve balances for restructuring and other charges were as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2018	$10	$15	$25
Cash payments	(74)	(5)	(79)
Restructuring charges	56	574	630
Other(1)	39	(581)	(542)
Reserve balances at December 31, 2019	31	3	34
Cash payments	(7)	—	(7)
Restructuring charges	20	1	21
Other(2)	—	(2)	(2)
Reserve balances at March 31, 2020	$44	$2	$46
(1)In 2019, Other for layoff costs included reclassifications of a $58 credit for elimination of life insurance benefits for U.S. salaried and non-bargaining hourly retirees, a charge of $9 for pension plan settlement accounting, as the impacts were reflected in the Company's separate liabilities for Accrued pension benefits and Accrued postretirement benefits and reversals of previously recorded restructuring charges of $10.
In 2019, Other for other exit costs included a charge of $428 for impairment of the Disks long-lived asset group; a charge of $112 for impairment of assets associated with agreement to sell the Company’s Brazilian rolling mill operations, the U.K. forgings business, and a small additive business; a charge of $25 for impairment of properties, plants, and equipment related to the Company’s primary research and development facility and a trade name intangible asset; a charge of $12 for lease terminations; a charge of $9 for accelerated depreciation as the impacts were primarily reflected in various noncurrent asset accounts; a charge of $5 related to the impairment of a cost method investment of the GRP segment, and a charge of $1 related to other miscellaneous items; partially offset by a gain of $20 related to contingent consideration from the Texarkana sale. Additionally, Other included the reclassification of $9 in lease exit costs to reduce right-of-use assets within Other noncurrent assets in accordance with the new lease accounting standard.
(2)In 2020, Other for other exit costs included a gain of $27 on sale of the Company’s extrusions business in South Korea; a gain of $2 on the sale of assets; a charge of $12 for impairment of assets associated with an agreement to sell an aerospace component business in the U.K., a $6 post-closing adjustment related to the sale of the Company’s U.K. forgings business; a $6 loss on the sale of the Company’s Brazilian rolling mill operations; and a $3 charge for other exit costs.
The remaining reserves are expected to be paid in cash during 2020.
E. Other Expense, Net

	First quarter ended
	March 31,
	2020	2019
Non-service related net periodic benefit cost	$25	$29
Interest income	(4)	(10)
Foreign currency losses, net	11	—
Net loss from asset sales	2	2
Other, net	(17)	11
	$17	$32
Other, net included the impacts of deferred compensation arrangements of $16 related to investment performance which were favorable in the first quarter of 2020, but unfavorable of $10 in the first quarter of 2019.

F. Pension and Other Postretirement Benefits
The components of net periodic benefit cost were as follows:

	First quarter ended
	March 31,
	2020	2019
Pension benefits
Service cost	$7	$7
Interest cost	47	59
Expected return on plan assets	(70)	(72)
Recognized net actuarial loss	42	35
Settlements	—	2
Net periodic benefit cost(1)	$26	$31

Other postretirement benefits
Service cost	$1	$2
Interest cost	6	7
Recognized net actuarial loss	2	1
Amortization of prior service cost (benefit)	(2)	(1)
Curtailments	—	(58)
Net periodic benefit cost(1)	$7	$(49)

(1)Service cost was included within Cost of goods sold, Selling, general administrative, and other expenses, and Research and development expenses; settlements and curtailments were included in Restructuring and other charges; and all other cost components were recorded in Other expense, net in the Statement of Consolidated Operations.
In the first quarter of 2019, the Company communicated to plan participants that for its U.S. salaried and non-bargained hourly retirees of the Company and its subsidiaries, it would eliminate the life insurance benefit effective May 1, 2019, and certain health care subsidies effective December 31, 2019. As a result of these changes, in the first quarter of 2019, the Company recorded a decrease to the Accrued other postretirement benefits liability of $75, which was offset by a curtailment benefit of $58 in Restructuring and other charges and $17 in Accumulated other comprehensive loss.
In the first quarter of 2019, the Company applied settlement accounting to U.S. pension plans due to lump sum payments to participants which resulted in settlement charges of $2 that were recorded in Restructuring and other charges.
G. Income Taxes
The Company’s year-to-date tax provision is comprised of the most recent estimated annual effective tax rate applied to year-to-date pre-tax ordinary income. The tax impacts of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are recorded discretely in the interim period in which they occur. In addition, the tax provision is adjusted for the interim period impact of non-benefited pre-tax losses.
For the first quarter of 2020 and 2019, the estimated annual effective tax rate, before discrete items, applied to ordinary income was 27.9% and 25.9%, respectively. The rate in each period was higher than the U.S. federal statutory rate of 21% primarily due to additional estimated U.S. tax on Global Intangible Low-Taxed Income, state income taxes, and foreign income taxed in higher rate jurisdictions. The 2020 estimated annual effective tax rate was also higher due to tax expense resulting from non-deductible transaction costs and restructuring related capital gains associated with the Arconic Inc. Separation Transaction.
For the first quarter of 2020 and 2019, the tax rate including discrete items was 26.1% and 27.2%, respectively, and included a discrete tax benefit of $8 related primarily to stock compensation in the first quarter of 2020 and a discrete tax charge of $1 related to other items in the first quarter of 2019.

The tax provisions for the first quarter ended March 31, 2020 and 2019 were comprised of the following:

	First quarter ended
	March 31,
	2020	2019
Pre-tax income at estimated annual effective income tax rate before discrete items	$81	$67
Interim period treatment of operational losses in foreign jurisdictions for which no tax benefit is recognized	3	2
Other discrete items	(8)	1
Provision for income taxes	$76	$70

H. Earnings Per Share
Basic earnings per share ("EPS") amounts are computed by dividing earnings, after the deduction of preferred stock dividends declared, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.
The information used to compute basic and diluted EPS attributable to the Company's common shareholders was as follows (shares in millions):

	First quarter ended
	March 31,
	2020	2019
Net income	$215	$187
Less: preferred stock dividends declared	(1)	(1)
Net income available to the Company's common shareholders - basic	214	186
Add: Interest expense related to convertible notes	—	4
Net income available to the Company's common shareholders - diluted	$214	$190

Average shares outstanding - basic	435	471
Effect of dilutive securities:
Stock options	1	—
Stock and performance awards	4	4
Convertible notes(1)	—	14
Average shares outstanding - diluted	440	489
(1)The convertible notes matured on October 15, 2019. No shares of the Company’s common stock were issued in connection with the maturity or the final conversion of the convertible notes. As of October 15, 2019, the calculation of average diluted shares outstanding ceased to include the approximately 15 million shares of common stock and the corresponding interest expense previously attributable to the convertible notes.
Common stock outstanding at March 31, 2020 and 2019 was 436 and 453, respectively. The decrease in common stock outstanding at March 31, 2020 was primarily due to the impact of share repurchases of 55 in 2019. As average shares outstanding are used in the calculation for both basic and diluted EPS, the full impact of share repurchases was not realized in EPS in the first quarter ended March 31, 2019, as the share repurchases occurred at varying points during 2019.
The following shares were excluded from the calculation of average shares outstanding – diluted as their effect was anti-dilutive (shares in millions).

	First quarter ended
	March 31,
	2020	2019
Stock options(1)	4	8
(1)The average exercise price per share of options was $27.65 for the first quarter ended March 31, 2020 and $26.67 for the first quarter ended March 31, 2019.

I. Accumulated Other Comprehensive Loss
The following table details the activity of the four components that comprise Accumulated other comprehensive loss:

	First quarter ended
	March 31,
	2020	2019
Pension and other postretirement benefits (F)
Balance at beginning of period	$(2,732)	$(2,344)
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	1	72
Tax expense	—	(16)
Total Other comprehensive income before reclassifications, net of tax	1	56
Amortization of net actuarial loss and prior service cost(1)	43	(21)
Tax (expense) benefit (2)	(7)	5
Total amount reclassified from Accumulated other comprehensive loss, net of tax(3)	36	(16)
Total Other comprehensive income	37	40
Balance at end of period	$(2,695)	$(2,304)
Foreign currency translation
Balance at beginning of period	$(596)	$(583)
Foreign currency translation	(79)	26
Net amount reclassified from Accumulated other comprehensive loss(4)	14	—
Other comprehensive (loss) income	(65)	26
Balance at end of period	$(661)	$(557)
Available-for-sale securities
Balance at beginning of period	$—	$(3)
Other comprehensive income(5)	1	3
Balance at end of period	$1	$—
Cash flow hedges
Balance at beginning of period	$(1)	$4
Adoption of accounting standards	—	(2)
Other comprehensive (loss) income:
Net change from periodic revaluations	(11)	8
Tax expense	(1)	(1)
Total Other comprehensive loss (income) before reclassifications, net of tax	(12)	7
Net amount reclassified to earnings	(1)	—
Tax expense(2)	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(3)	(1)	—
Total Other comprehensive (loss) income	(13)	7
Balance at end of period	$(14)	$9

Accumulated other comprehensive loss	$(3,369)	$(2,852)
(1)These amounts were recorded in Other expense, net (see Note E).
(2)These amounts were included in Provision for income taxes on the accompanying Statement of Consolidated Operations.
(3)A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.
(4)Foreign currency translation charges were included in Restructuring and other charges on the accompanying Statement of Consolidated Operations due to the sale of foreign entities.
(5)Realized gains and losses were included in Other expense, net on the accompanying Statement of Consolidated Operations.

J. Receivables
The Company has an arrangement with financial institutions to sell certain customer receivables without recourse on a revolving basis ("Receivables Sale Program"). The sale of such receivables is completed using a bankruptcy remote special purpose entity, which is a consolidated subsidiary of the Company. This arrangement historically provided up to a maximum funding of $400 for receivables sold. The Company maintains a beneficial interest, or a right to collect cash, on the sold receivables that have not been funded (deferred purchase program receivable). In the first quarter of 2020, the Company entered into an amendment to remove subsidiaries of the GRP business from the sale of receivables program in preparation for the Arconic Inc. Separation Transaction and repurchased the remaining $282 unpaid receivables of GRP customers in a non-cash transaction by reducing the amount of the deferred purchase program receivable. This amendment also reduced the maximum funding for receivables sold to $300.
On March 30, 2012, the Company initially sold $304 of customer receivables in exchange for $50 in cash and $254 of deferred purchase program receivable under the arrangement. The Company has received additional net cash funding of $248 ($3,656 in draws and $3,408 in repayments) since the program’s inception, including net cash repayments totaling $52 ($98 in draws and $150 in repayments) for the three months ended March 31, 2020.
As of March 31, 2020 and December 31, 2019, the deferred purchase program receivable was $65 and $246, respectively, which was included in Other receivables on the accompanying Consolidated Balance Sheet. The deferred purchase program receivable is reduced as collections of the underlying receivables occur; however, as this is a revolving program, the sale of new receivables will result in an increase in the deferred purchase program receivable. The Company services the customer receivables for the financial institutions at market rates; therefore, no servicing asset or liability was recorded.
Cash receipts from customer payments on sold receivables (which are cash receipts on the underlying trade receivables that have been previously sold in this program) as well as cash receipts and cash disbursements from draws and repayments under the program are presented as cash receipts from sold receivables within investing activities in the Statement of Consolidated Cash Flows.
On April 14, 2020, the Company’s credit rating was downgraded by Moody’s Investors Service, Inc., which resulted in a termination event under the provisions of the Receivables Sale Program agreement for which a waiver was obtained. This termination event under the Receivables Sale Program is not an event of default under the Company’s other financing and commercial agreements, including the Credit Agreement. On May 5, 2020, an amendment to the Receivables Sale Program was executed that cured the termination event.
Other Customer Receivable Sales
In the first quarter of 2020, the Company also sold $31 of customer receivables in exchange for cash, the proceeds from which are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows.
K. Inventories

	March 31, 2020	December 31, 2019
Finished goods	$723	$671
Work-in-process	1,352	1,316
Purchased raw materials	339	343
Operating supplies	98	99
Total inventories	$2,512	$2,429
At March 31, 2020 and December 31, 2019, the portion of inventories valued on a last-in, first-out (LIFO) basis was $1,295 and $1,257, respectively. If valued on an average-cost basis, total inventories would have been $423 and $445 higher at March 31, 2020 and December 31, 2019, respectively.

L. Properties, Plants, and Equipment, net

	March 31, 2020	December 31, 2019
Land and land rights	$118	$128
Structures	2,468	2,385
Machinery and equipment	9,364	9,293
	11,950	11,806
Less: accumulated depreciation and amortization	6,966	7,074
	4,984	4,732
Construction work-in-progress	374	731
Properties, plants, and equipment, net	$5,358	$5,463

M. Leases
Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $34 and $37 in the first quarter of 2020 and 2019, respectively.
Operating lease right-of-use assets and lease liabilities in the Consolidated Balance Sheet were as follows:

	March 31, 2020	December 31, 2019
Right-of-use assets classified in Other noncurrent assets	$242	$252

Current portion of lease liabilities classified in Other current liabilities	70	71
Long-term portion of lease liabilities classified in Other noncurrent liabilities and deferred credits	188	194
Total lease liabilities	$258	$265
Future minimum contractual operating lease obligations were as follows:

	March 31, 2020	December 31, 2019
2020	$63	$81
2021	66	62
2022	51	46
2023	36	34
2024	25	24
Thereafter	68	70
Total lease payments	$309	$317
Less: Imputed interest	(51)	(52)
Present value of lease liabilities	$258	$265
Right-of-use assets obtained in exchange for operating lease obligations in the first quarter ended March 31, 2020 and 2019 were $14 and $6, respectively. The weighted-average remaining lease term at March 31, 2020 and 2019 was 6 years. The weighted-average discount rate at March 31, 2020 and 2019 was 5.8% and 6.2%, respectively.
On October 31, 2018, the Company sold its Texarkana, Texas rolling mill and cast house which were accounted for separately. The Company had continuing involvement related to the lease back of the cast house. As a result, in 2018, the Company continued to treat the cast house assets that it sold to Ta Chen as owned at December 31, 2018. In conjunction with the adoption of the new lease accounting standard on January 1, 2019, the Company's continuing involvement no longer required deferral of the recognition of the cast house sale. As such, the associated $73 deferred gain related to the cast house was recorded in Retained earnings as a cumulative effect of an accounting change in the first quarter of 2019.

N. Debt

	March 31, 2020	December 31, 2019
6.150% Notes, due 2020	1,000	1,000
5.400% Notes due 2021	1,250	1,250
5.870% Notes, due 2022	627	627
5.125% Notes, due 2024	1,250	1,250
5.900% Notes, due 2027	625	625
6.750% Bonds, due 2028	300	300
5.950% Notes, due 2037	625	625
4.750% Iowa Finance Authority Loan, due 2042	250	250
Term Loan, due 2027(1)	600	—
6.125% Notes, due 2028(1)	600	—
Other(2)	(41)	(18)
	7,086	5,909
Less: amount due within one year	1,309	1,003
Total long-term debt	$5,777	$4,906

(1)This debt was issued by Arconic Corporation as part of the Arconic Inc. Separation Transaction.
(2)Includes various financing arrangements related to subsidiaries, unamortized debt discounts related to outstanding notes and bonds listed in the table above and unamortized debt issuance costs.
Public Debt.
On February 7, 2020, Arconic Corporation, which was a wholly-owned subsidiary of the Company, completed an offering of $600 aggregate principal amount of 6.125% senior secured second-lien notes due 2028 (the "6.125% Notes").
On March 25, 2020, Arconic Corporation entered into a credit agreement (the "Arconic Corporation Credit Agreement"), which provided for a $600 aggregate principal amount seven-year, senior secured first-lien term loan B facility (the "Term Loan") and the Revolving Credit Facility (as defined below). Arconic Corporation borrowed the full amount of the Term Loan on the closing date. The Term Loan has a variable interest rate currently based on LIBOR for the relevant interest period plus an applicable margin of 2.75%. The provisions of the Term Loan require a mandatory 1% repayment of $6 each annual period during the seven-year term. The Arconic Corporation Credit Facility is guaranteed by certain of Arconic Corporation’s wholly-owned domestic subsidiaries and secured on a first-priority basis by liens on substantially all assets of Arconic Corporation and the guarantors.
Arconic Corporation used the proceeds from the 6.125% Notes and Term Loan to make a payment to the Company to fund the transfer of certain assets to Arconic Corporation relating to the Arconic Inc. Separation Transaction and for general corporate purposes. Following the Arconic Inc. Separation Transaction, the Company has no obligations under either the 6.125% Notes or the Arconic Corporation Credit Agreement. See Note R.
On April 6, 2020, the Company completed the early redemption of all $1,000 of its 6.150% Notes due 2020 (the "6.150% Notes") and the early partial redemption of $300 of its 5.400% Notes due 2021 (the 5.400% Notes"). Holders of the 6.150% Notes were paid an aggregate of $1,020 and holders of the 5.400% Notes were paid an aggregate of $315, plus accrued and unpaid interest up to, but not including, the redemption date. The Company incurred early termination premium and interest of $35 and $17, respectively, which will be recorded during the second quarter of 2020 in Interest expense, net.
On April 16, 2020, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which became effective automatically (the “Shelf Registration Statement”). The Shelf Registration Statement allows for offerings of debt securities from time to time.
On April 22, 2020, the Company priced, and on April 24, 2020, the Company completed, an offering of $1,200 aggregate principal amount of 6.875% Notes due 2025, the proceeds of which are to be used to fund the cash tender offers noted below and to pay related transaction fees, including applicable premiums and expenses, with the remaining amount to be used for general corporate purposes. The Company incurred deferred financing costs of $15, which will be recorded during the second quarter of 2020. The offering satisfies the financing condition for the cash tender offers noted below. On April 22, 2020, the Company announced (1) a cash tender offer and consent solicitation for its 5.400% Notes with a maximum aggregate purchase price of up to $785 and (2) a cash tender offer for its 5.870% Notes due 2022 (the “5.870% Notes”) with a maximum aggregate purchase price of up to $210. As of 5:00 pm on May 5, 2020, which was the early tender deadline for the tender offers, $561 aggregate principal amount of 5.400% Notes and $147 aggregate principal amount of 5.870% Notes had been tendered. The Company has announced that it expects to purchase the notes tendered on the early settlement date on May 7, 2020. On May 6, 2020, the Company increased the amount of maximum aggregate purchase price for its 5.870% Notes from $210 to $300.
The tender cap related to the 5.400% Notes remains unchanged. The Company also announced that it is extending the deadline for receiving the early tender premium in respect of each tender offer through the expiration date of the tender offers, May 20, 2020. The amount of accrued interest and early tender premium associated with the notes accepted for early settlement was $4 and $35, respectively, which will be recorded during the second quarter of 2020 in Interest expense, net.
Credit Facilities.
In March 2020, the Company entered into an amendment to its Five-Year Revolving Credit Agreement (the “Credit Agreement”). The amendment was entered into to permit the Arconic Inc. Separation Transaction and to amend certain terms of the Credit Agreement, including a change to the existing financial covenant and reduction of total commitments available from $3,000 to $1,500, effective April 1, 2020 and extended the maturity date from June 29, 2023 to April 1, 2025. The Company will be required to maintain a ratio of Consolidated Net Debt (as defined in the Credit Agreement) to Consolidated EBITDA (as defined in the Credit Agreement) to be no greater than 3.50 to 1.00. There were no amounts outstanding at March 31, 2020 or December 31, 2019, and no amounts were borrowed during 2020 or 2019 under the Credit Agreement. At March 31, 2020, Howmet was in compliance with all covenants under the Credit Agreement.
On March 25, 2020, Arconic Corporation entered into the Arconic Corporation Credit Agreement, which provided for the Term Loan and a $1,000 aggregate principal amount five-year, senior secured first-lien revolving credit facility (the “Revolving Credit Facility”), in connection with the Arconic Inc. Separation Transaction. During the three months ended March 31, 2020, there were no borrowings or repayments under this Revolving Credit Facility.
In addition to the Credit Agreement, the Company has a number of other credit agreements that provide a combined borrowing capacity of $250 as of March 31, 2020 which is due to expire in 2020. The purpose of any borrowings under these credit arrangements is to provide for working capital requirements and for other general corporate purposes. The covenants contained in all these arrangements are the same as the Credit Agreement. During the three months ended March 31, 2020, there were no borrowings or repayments under these other credit facilities.
O. Fair Value of Financial Instruments
The carrying values of Cash and cash equivalents, Restricted cash, Derivatives, Noncurrent receivables, and Short-term debt included in the Consolidated Balance Sheet approximate their fair value. The Company holds exchange-traded fixed income securities which are considered available-for-sale securities that are carried at fair value which is based on quoted market prices which are classified in Level 1 of the fair value hierarchy. The fair value of Long-term debt, less amount due within one year was based on quoted market prices for public debt and on interest rates that are currently available to the Company for issuance of debt with similar terms and maturities for non-public debt. The fair value amounts for all Long-term debt were classified in Level 2 of the fair value hierarchy.

	March 31, 2020		December 31, 2019
	Carrying value	Fair value	Carrying value	Fair value
Long-term debt, less amount due within one year	$5,777	$5,636	$4,906	$5,337
Restricted cash was $52 and $55 at March 31, 2020 and December 31, 2019, respectively.
P. Acquisitions and Divestitures
2020 Divestitures. On January 31, 2020, the Company reached an agreement to sell a small manufacturing plant in the United Kingdom for $12 in cash, subject to working capital and other adjustments. The operating results and assets and liabilities of this plant are included in the EP&F segment. Subject to regulatory approvals and provided the parties reach agreement regarding customary closing conditions, the Company currently plans to close the sale in the second quarter of 2020. As a result of entering into the agreement to sell, the Company recognized a charge of $12 related to a non-cash impairment of the net book value of the business, primarily properties, plants, and equipment. This charge was recorded in Restructuring and other charges in the Statement of Consolidated Operations.
On February 1, 2020, the Company completed the sale of its aluminum rolling mill in Itapissuma, Brazil for $50 which resulted in a loss of $59. The rolling mill produces specialty foil and sheet products and its operating results and assets and liabilities were included in the GRP segment. As a result of entering into the agreement to sell in August 2019, the Company recognized a charge of $53 in 2019 related to a non-cash impairment of the net book value of the business, primarily properties, plants, and equipment. The Company recognized an incremental charge of $6 in the first quarter of 2020 due to certain adjustments related to unfavorable changes in foreign currency. These charges were recorded in Restructuring and other charges in the Statement of Consolidated Operations. The sale remains subject to certain post-closing adjustments. This business generated sales of $11 and $40 in the first quarter of 2020 and 2019, respectively, and had 525 employees at the time of divestiture.
On March 1, 2020, the Company sold its hard alloy extrusions plant in South Korea for $62 in cash, which resulted in a gain of $27 in the first quarter of 2020 recorded in Restructuring and other charges in the Statement of Consolidated Operations. This sale remains subject to certain post-closing adjustments. The operating results and assets and liabilities of this plant were included in the GRP segment. This business generated sales of $8 and $13 in the first quarter of 2020 and 2019, respectively, and had 158 employees at the time of divestiture.
2019 Divestiture. On December 1, 2019, the Company completed the sale of its forgings business in the United Kingdom for $64 in cash, which resulted in a loss on sale of $46 that was recognized in 2019 and an incremental charge of $6 related to certain post-closing adjustments that was recorded in the first quarter of 2020. These charges were recorded in Restructuring and other charges in the Statement of Consolidated Operations. Of the cash proceeds received, $53 was recorded as Restricted cash within Prepaid expenses and other current assets on the Consolidated Balance Sheet at December 31, 2019 and March 31, 2020, as its use is subject to restriction by the U.K. pension authority until certain U.K. pension plan changes have been made and approved. The forgings business primarily produces steel, titanium, and nickel based forged components for aerospace, mining, and off-highway markets and its operating results and assets and liabilities were included in the EP&F segment. The sale remains subject to certain remaining post-closing adjustments. This business generated sales of $32 in the first quarter of 2019 and had 540 employees at the time of divestiture.
Q. Contingencies and Commitments
Contingencies
Environmental Matters
The Company participates in environmental assessments and cleanups at more than 100 locations. These include owned or operating facilities and adjoining properties, previously owned or operating facilities and adjoining properties, and waste sites, including Superfund (Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA")) sites.
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
The Company’s remediation reserve balance was $229 at March 31, 2020 and $230 at December 31, 2019, recorded in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet (of which $93 and $94, respectively, were classified as a current liability), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Payments related to remediation expenses applied against the reserve were $2 in the first quarter ended March 31, 2020, which includes expenditures currently mandated, as well as those not required by any regulatory authority or third party.
Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be approximately 1% or less of Cost of goods sold.
The following discussion provides details regarding the current status of the most significant remediation reserves related to a current site.
Massena West, NY—The Company has an ongoing remediation project related to the Grasse River, which is adjacent to the Company's Massena plant site and is included in the GRP segment. Many years ago, it was determined that sediments and fish in the river contain varying levels of polychlorinated biphenyls ("PCBs"). The project, which was selected by the U.S. Environmental Protection Agency (EPA) in a Record of Decision issued in April 2013, is aimed at capping PCB contaminated sediments with concentration in excess of one part per million in the main channel of the river and dredging PCB contaminated sediments in the near-shore areas where total PCBs exceed one part per million. At March 31, 2020 and December 31, 2019, the reserve balances associated with this matter were $169 and $171, respectively. In the first quarter of 2019, the Company received approval from the EPA of its final remedial design which is now under construction and is expected to be completed in 2022. As the project proceeds, the liability may be updated due to factors such as changes in remedial requirements, site restoration costs, and ongoing operation and maintenance costs, among others.
In connection with the Arconic Inc. Separation Transaction, Arconic Corporation agreed to assume and indemnify the Company against certain liabilities relating to Arconic Corporation’s businesses, including potential liabilities associated with the remediation project related to the Grasse River.

Tax
Pursuant to the Tax Matters Agreement, dated as of October 31, 2016, entered into between the Company and Alcoa Corporation in connection with the separation of Alcoa Corporation, the Company shares responsibility with Alcoa Corporation for, and Alcoa Corporation has agreed to partially indemnify the Company with respect to the following matter.
As previously reported, in July 2013, following a Spanish corporate income tax audit covering the 2006 through 2009 tax years, an assessment was received mainly disallowing certain interest deductions claimed by a Spanish consolidated tax group owned by the Company. In August 2013, the Company filed an appeal of this assessment in Spain’s Central Tax Administrative Court, which was denied in January 2015. The Company filed another appeal in Spain’s National Court in March 2015 which was denied in July 2018. The National Court’s decision requires the assessment for the 2006 through 2009 tax years to be reissued to take into account the outcome of the 2003 to 2005 audit which was closed in 2017. The Company estimates the revised assessment to be $170 (€154), including interest.
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
In the third quarter of 2018, the Company established an income tax reserve and an indemnification receivable representing Alcoa Corporation’s 49% share of the liability. As of March 31, 2020, the balances of the reserve, including interest, and the receivable are $59 (€53) and $29 (€26), respectively.
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
Upon the completion of the Arconic Inc. Separation Transaction, Arconic Corporation holds the building and construction systems businesses previously held by the Company and AAP SAS has become a subsidiary of Arconic Corporation. In connection with the Arconic Inc. Separation Transaction, Arconic Corporation agreed to assume and indemnify the Company against certain liabilities relating to Arconic Corporation’s businesses, including potential liabilities associated with the following legal proceedings. In connection with the Separation, Arconic Corporation has agreed to indemnify the Company for certain liabilities and Howmet has agreed to indemnify Arconic Corporation for certain liabilities.
Behrens et al. v. Arconic Inc. et al. As previously reported, on June 6, 2019, 247 plaintiffs comprised of survivors and estates of decedents of the Grenfell Tower fire filed a complaint against “Arconic Inc., Alcoa Inc. and Arconic Architectural Products, LLC” (collectively, for purposes of the description of such proceeding, the “Arconic Defendants”), as well as Saint-Gobain Corporation, d/b/a Celotex and Whirlpool Corporation, in the Court of Common Pleas of Philadelphia County. The complaint alleges claims under Pennsylvania state law for products liability and wrongful death related to the fire. In particular, the plaintiffs allege that the Arconic Defendants knowingly supplied a dangerous product ("Reynobond PE") for installation on the Grenfell Tower despite knowing that Reynobond PE was unfit for use above a certain height. The Arconic Defendants removed the case to the United States District Court for the Eastern District of Pennsylvania on June 19, 2019. On August 29, 2019, the Arconic Defendants moved to dismiss the complaint on the bases, among other things, that: (i) the case should be heard in the United Kingdom, not the United States; (ii) there is no jurisdiction over necessary parties; and (iii) Pennsylvania products liability law does not apply to manufacture and sale of product overseas. On December 23, 2019, the Court issued an order denying the motion to dismiss the complaint on bases (ii) and (iii) and suggesting a procedure for limited discovery followed by further briefing on those subjects. Discovery is ongoing on defendants’ motion to have the case dismissed in favor of a UK forum (forum non conveniens). Given the preliminary nature of this matter and the uncertainty of litigation, the Company cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.
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
Other
In addition to the matters discussed above, various other lawsuits, claims, and proceedings have been or may be instituted or asserted against the Company, including those pertaining to environmental, product liability, safety and health, employment, tax and antitrust matters. While the amounts claimed in these other matters may be substantial, the ultimate liability cannot currently be determined because of the considerable uncertainties that exist. Therefore, it is possible that the Company’s liquidity or results of operations in a period could be materially affected by one or more of these other matters. However, based on facts currently available, management believes that the disposition of these other matters that are pending or asserted will not have a material adverse effect, individually or in the aggregate, on the results of operations, financial position or cash flows of the Company.
Commitments
Guarantees
At March 31, 2020, the Company had outstanding bank guarantees related to tax matters, outstanding debt, workers’ compensation, environmental obligations, energy contracts, and customs duties, among others. The total amount committed under these guarantees, which expire at various dates between 2020 and 2040, was $27 at March 31, 2020.
Pursuant to the Separation and Distribution Agreement between the Company and Alcoa Corporation, the Company was required to provide a guarantee for an energy supply agreement at an Alcoa Corporation facility that expires in 2047. This guarantee had a fair value of $10 and $9 at March 31, 2020 and December 31, 2019, respectively, and was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. The Company was required to provide a guarantee up to an estimated present value of approximately $882 and $1,353 at March 31, 2020 and December 31, 2019, respectively. For this guarantee, subject to its provisions, the Company is secondarily liable in the event of a payment default by Alcoa Corporation. The Company currently views the risk of an Alcoa Corporation payment default on its obligations under the contract to be remote.
Letters of Credit
The Company has outstanding letters of credit, primarily related to workers’ compensation, environmental obligations, and leasing obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates, mostly in 2020, was $138 at March 31, 2020.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and the Company and Alcoa Corporation, the Company was required to retain letters of credit of $54 that had previously been provided related to both the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims which occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation claims and letter of credit fees paid by the Company are being proportionally billed to and are being fully reimbursed by Arconic Corporation and Alcoa Corporation.
Surety Bonds
The Company has outstanding surety bonds, primarily related to tax matters, contract performance, workers’ compensation, environmental-related matters, and customs duties. The total amount committed under these surety bonds, which expire at various dates, primarily in 2020, was $64 at March 31, 2020.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and the Company and Alcoa Corporation, the Company was required to provide surety bonds of $27 that had previously been provided related to both the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims which occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation claims and surety bond fees paid by the Company are being proportionately billed to and are being fully reimbursed by Arconic Corporation and Alcoa Corporation.

R. Arconic Inc. Separation Transaction
On April 1, 2020, the Company completed the previously announced separation of its business into two independent, publicly-traded companies. Following the Arconic Inc. Separation Transaction, Arconic Corporation holds the Global Rolled Products businesses (global rolled products, aluminum extrusions, and building and construction systems) previously held by the Company. The Company retained the Engineered Products and Forgings businesses (engine products, fastening systems, engineered structures, and forged wheels).
The Company's Board of Directors approved the completion of the separation on February 5, 2020, which was effected by the distribution (the “Distribution”) by the Company of all of the outstanding common stock of Arconic Corporation on April 1, 2020 to the Company’s stockholders who held shares as of the close of business on March 19, 2020 (the “Record Date”). In the Distribution, each Company stockholder of record as of the Record Date received one share of Arconic Corporation common stock for every four shares of the Company’s common stock held as of the Record Date. The Company did not issue fractional shares of Arconic Corporation common stock in the Distribution. Instead, each stockholder otherwise entitled to a fractional share of Arconic Corporation common stock received cash in lieu of fractional shares.
On March 31, 2020, in connection with the Arconic Inc. Separation Transaction, the Company entered into several agreements with Arconic Corporation that govern the relationship between the Company and Arconic Corporation following the Distribution, including the following: a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, Transition Services Agreement and certain Patent, Know-How, Trade Secret License and Trademark License Agreements.
John Plant and Tolga Oal are serving as co-Chief Executive Officers of Howmet. Timothy D. Myers is serving as Chief Executive Officer for Arconic Corporation. The Company’s Board of Directors named new directors to the Arconic Corporation and Howmet boards. The Arconic Corporation Board of Directors comprises: William Austen; Christopher Ayers; Margaret Billson; Austin Camporin; Jacques Croisetiere; Elmer Doty; Carol Eicher; Fritz Henderson; Timothy Myers; E. Stanley O’Neal. Jeffrey Stafeil. Christopher Ayers, Elmer Doty and Stanley O’Neal resigned from Howmet’s Board. Joining the Howmet Board of Directors are: Joseph Cantie; Robert Leduc; Jody Miller; Tolga Oal; and Nicole Piasecki. Rajiv Gupta and Sean Mahoney notified Howmet’s Board that they will not stand for re-election and will retire from the Board effective as of the date of the Company’s 2020 Annual Meeting of Shareholders.
For the first quarter ended March 31, 2020, the Company recognized $38 in Selling, general administrative, and other expenses on the accompanying Statement of Consolidated Operations for costs related to the Arconic Inc. Separation Transaction. In addition, the Company incurred debt issuance costs and capital expenditures of $45 and $3, respectively, in the first quarter of 2020 related to the Arconic Inc. Separation Transaction. Inception to date costs recorded in Selling, general administrative, and other expenses were $116 as well as debt issuance costs and capital expenditures of $45 and $10, respectively.
S. Subsequent Events
Management evaluated all activity of the Company and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as noted below:
See Note N for details of both the issuance and early redemption of debt and changes to the Company's credit facilities.
See Note R for updates on the Arconic Inc. Separation Transaction.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per share amounts; shipments in thousands of metric tons [kmt])
Overview
On April 1, 2020, Howmet Aerospace Inc. (formerly known as Arconic Inc) ("Howmet" or the “Company”) completed the previously announced separation of its business into two independent, publicly-traded companies (the “Arconic Inc. Separation Transaction”). Following the Arconic Inc. Separation Transaction, Arconic Corporation holds the Global Rolled Products businesses (global rolled products, aluminum extrusions, and building and construction systems) previously held by the Company. The Company retained the Engineered Products and Forgings businesses (engine products, fastening systems, engineered structures, and forged wheels).
The Company's Board of Directors approved the completion of the Arconic Inc. Separation Transaction on February 5, 2020, which was effected by the distribution (the “Distribution”) by the Company of all of the outstanding common stock of Arconic Corporation on April 1, 2020 to the Company’s stockholders who held shares as of the close of business on March 19, 2020 (the “Record Date”). In the Distribution, each Company stockholder of record as of the Record Date received one share of Arconic Corporation common stock for every four shares of the Company’s common stock held as of the Record Date. The Company did not issue fractional shares of Arconic Corporation common stock in the Distribution. Instead, each stockholder otherwise entitled to a fractional share of Arconic Corporation common stock received cash in lieu of fractional shares.
On March 31, 2020, in connection with the Arconic Inc. Separation Transaction, the Company entered into several agreements with Arconic Corporation that govern the relationship between the Company and Arconic Corporation following the Distribution, including the following: a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, Transition Services Agreement and certain Patent, Know-How, Trade Secret License and Trademark License Agreements.
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations includes the historical results of Arconic Corporation, as the Arconic Inc. Separation Transaction did not take place until April 1, 2020, after the most recent period reported in this Form 10-Q. In future filings, the historical results of the businesses that comprise Arconic Corporation will be presented as discontinued operations in the Company’s Consolidated Financial Statements. As a result of the Arconic Inc. Separation Transaction, the information in this Management’s Discussion and Analysis of Financial Condition and Results of Operations is not necessarily indicative of the post-separation Company’s future financial position, results of operations or cash flows.
COVID-19
The Company derives a significant portion of its revenue from products sold to the aerospace end-market, including 71% of our Engineered Products and Forgings reportable segment. As a result of COVID-19 and its impact on the aerospace industry to-date, the possibility exists that there could be a sustained impact to our operations and our financial results. Certain original equipment manufacturer (“OEM”) customers have suspended manufacturing operations in North America and Europe on a temporary basis. These suspensions, the duration of which is uncertain, are impacting operations at certain of our facilities resulting in the temporary closure of a small number of manufacturing facilities. As a result, the Company is taking a series of actions to address the financial impact, including announcing certain headcount reductions and reducing certain cash outflows, by suspending our dividends and reducing the levels of our capital expenditures to preserve cash and maintain liquidity. Although the impact of COVID-19 on the Company’s 2020 outlook remains highly uncertain, we expect this situation to have an adverse impact on its 2020 financial performance and has withdrawn the 2020 guidance and assumptions that were provided in February 2020. For additional information regarding the risks of COVID-19 on our business, see the section entitled “Item 1A. Risk Factors— Our business, results of operations, financial condition and/or cash flows could be materially adversely affected by the effects of widespread public health epidemics/pandemics, including COVID-19, that are beyond our control.”
Results of Operations
Earnings Summary:
Sales. Sales were $3,209 in the first quarter of 2020 compared to $3,541 in the first quarter of 2019. The decrease of $332, or 9%, in the first quarter of 2020, was primarily due to lower volumes in the commercial transportation, automotive, and aerospace end markets driven by COVID-19 and 737 MAX production declines; a decrease in sales of $66 from the divestitures of the hard alloy extrusions plant in South Korea (March 2020), the aluminum rolling mill in Itapissuma, Brazil ( February 2020), and the forgings business in the United Kingdom (December 2019); and lower aluminum prices, partially offset by favorable product mix and higher volumes in the industrial end market.
Cost of goods sold ("COGS"). COGS as a percentage of Sales was 77.2% in the first quarter of 2020 compared to 79.6% in the first quarter of 2019. The decrease in the first quarter of 2020 was primarily due to net cost savings and lower aluminum prices, partially offset by lower volumes, impairment costs related to facilities closures of $3, and costs related to fires at two plants of

$11. The Company anticipates charges of approximately $10 to $15 in the second quarter of 2020, with additional impacts in subsequent quarters as the businesses continue to recover from the fires. The Company has insurance with a deductible of $10 for each plant.
Selling, general administrative, and other expenses ("SG&A"). SG&A expenses were $169 in the first quarter of 2020 compared to $178 in the first quarter of 2019. The decrease of $9, or 5%, in the first quarter of 2020 was primarily due to lower costs driven by overhead cost reductions, a decrease of $6 in strategy and portfolio review costs, and a decrease of $2 in legal and other advisory costs related to Grenfell Tower, partially offset by higher costs associated with the Arconic Inc. Separation Transaction of $35.
Research and development expenses ("R&D"). R&D expenses were $15 in the first quarter of 2020 compared to $22 in the first quarter of 2019. The decrease of $7, or 32%, in the first quarter of 2020 was primarily due to the consolidation of the Company's primary R&D facility in conjunction with ongoing cost reduction efforts.
Restructuring and other charges. Restructuring and other charges was $21 in the first quarter of 2020 compared to $12 in the first quarter of 2019.
Restructuring and other charges for the first quarter of 2020 primarily included severance costs of $22 and charges for asset impairments of $24, partially offset by the gain on sale of an extrusions plant of $27.
Restructuring and other charges for the first quarter of 2019 primarily included severance costs of $67, partially offset by a benefit of $58 related to the elimination of life insurance benefits for U.S. salaried and non-bargained hourly retirees of the Company and its subsidiaries.
Interest expense. Interest expense was $91 in the first quarter of 2020 compared to $85 in the first quarter of 2019. The increase of $6, or 7%, in the first quarter of 2020 was primarily due to higher debt outstanding resulting from new debt issued in the first quarter of 2020. See Note N to the Consolidated Financial Statements.
Other expense, net. Other expense, net was $17 in the first quarter of 2020 compared to $32 in the first quarter of 2019. The decrease of $15, or 47%, in the first quarter of 2020 was primarily due to the impacts of deferred compensation arrangements of $16 related to investment performance which were favorable in the first quarter of 2020 but unfavorable of $10 in the first quarter of 2019, and lower non-service related net periodic benefit cost, partially offset by unfavorable foreign currency and lower interest income.
Provision for income taxes. The tax rate including discrete items was 26.1% in the first quarter of 2020 compared to 27.2% in the first quarter of 2019. A discrete tax benefit of $8 was recorded in the first quarter of 2020 compared to a discrete tax charge of $1 in the first quarter of 2019. The estimated annual effective tax rate, before discrete items, applied to ordinary income was 27.9% in the first quarter of 2020 compared to 25.9% in the first quarter of 2019. See Note G to the Consolidated Financial Statements.
Net income. Net income was $215 in the first quarter of 2020, or $0.49 per diluted share, compared to $187 in the first quarter of 2019, or $0.39 per diluted share. The increase of $28 in the first quarter of 2020 was primarily due to net cost savings, lower Other expense, net, SG&A, Provision for depreciation and amortization, and R&D expenses, partially offset by lower volumes, and higher Restructuring and other charges, Interest expense, and Provision for income taxes.
Segment Information
Segment performance under the Company's management reporting system is evaluated based on a number of factors; however, the primary measure of performance is Segment operating profit. The Company's definition of Segment operating profit is Operating income excluding Special items. Special items include Restructuring and other charges and Impairment of goodwill. Segment operating profit may not be comparable to similarly titled measures of other companies. Differences between segment and consolidated totals are in Corporate.
In the third quarter of 2019, the Company realigned its operations by eliminating its Transportation and Construction Solutions ("TCS") segment and transferring the Forged Wheels business to its Engineered Products and Forgings ("EP&F") segment and the Building and Construction Systems ("BCS") business to its Global Rolled Products ("GRP") segment, consistent with how the Chief Executive Officer was assessing operating performance and allocating capital in conjunction with the Arconic Inc. Separation Transaction (see Note R to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q). Prior period financial information has been recast to conform to current year presentation.

The Company produces aerospace engine parts and components, aerospace fastening systems, and aluminum sheet and plate products for Boeing 737 MAX airplanes. The temporary reduction in the production rate of the 737 MAX airplanes that was announced by Boeing in April 2019 did not have a significant impact on the Company's sales or segment operating profit in 2019. In late December 2019, Boeing announced a temporary suspension of production of the 737 MAX airplanes. This decline in production had a negative impact on sales and segment operating profit in the EP&F and GRP segments in the first quarter of 2020. The Company expects the reduction in 737 MAX production rates to continue to have a negative impact on 2020 financial performance throughout the year
Engineered Products and Forgings

	First quarter ended
	March 31,
	2020	2019
Third-party sales	$1,631	$1,756
Segment operating profit	339	313
Third-party sales for the Engineered Products and Forgings segment decreased $125, or 7%, in the first quarter of 2020 compared to the first quarter of 2019, primarily due to lower volumes in the commercial transportation and aerospace end markets driven by COVID-19 and 737 MAX production declines and a decrease in sales of $32 from the divestiture of the forgings business in the U.K. (December 2019) (see Note P to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q).
Segment operating profit for the Engineered Products and Forgings segment increased $26, or 8%, in the first quarter of 2020 compared to the first quarter of 2019, primarily due to net cost savings, lower raw material costs, and price increases, partially offset by lower volumes as noted above.
Global Rolled Products

	First quarter ended
	March 31,
	2020	2019
Third-party sales	$1,578	$1,784
Intersegment sales	35	52
Total sales	$1,613	$1,836
Segment operating profit	169	135
Third-party aluminum shipments (kmt)	312	331
Third-party sales for the Global Rolled Products segment decreased $206, or 12%, in the first quarter of 2020 compared to the first quarter of 2019, primarily due to lower volumes in the automotive, commercial transportation, and aerospace end markets driven by COVID-19 and 737 MAX production declines, lower aluminum prices, and a decrease in sales of $34 from the divestitures of the aluminum rolling mill in Itapissuma, Brazil (February 2020) and the hard alloy extrusions plant in South Korea (March 2020) (see Note P to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q), partially offset by increased industrial volumes as a result of the Tennessee transition to industrial products.
Segment operating profit for the Global Rolled Products segment increased $34, or 25%, in the first quarter of 2020 compared to the first quarter of 2019, primarily due to net cost savings, aluminum prices, and favorable volumes in the industrial end market, partially offset by lower volumes noted above.

Reconciliation of Total segment operating profit to Consolidated income before income taxes

	First quarter ended
	March 31,
	2020	2019
Total segment operating profit	$508	$448
Unallocated amounts:
Restructuring and other charges	(21)	(12)
Corporate expense	(88)	(62)
Consolidated operating income	$399	$374
Interest expense	(91)	(85)
Other expense, net	(17)	(32)
Consolidated income before income taxes	$291	$257
See Restructuring and other charges, Interest expense, and Other expense, net discussions above under Results of Operations for reference.
Corporate expense increased $26, or 42%, in the first quarter of 2020 compared to the first quarter of 2019, primarily due to higher costs associated with the Arconic Inc. Separation Transaction of $35 and impairment costs related to facilities closures of $3, partially offset by a decrease of $6 in strategy and portfolio review costs, and a decrease of $2 in legal and other advisory costs related to Grenfell Tower.
Environmental Matters
See the Environmental Matters section of Note Q to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Subsequent Events
See Note N to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for details of both the issuance and early redemption of debt and changes to the Company's credit facilities.
See Note R to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for updates on the Arconic Inc. Separation Transaction.
Liquidity and Capital Resources
Operating Activities
Cash used for operations was $291 in the three months ended March 31, 2020, compared to $258 in the three months ended March 31, 2019. The decrease of $33, or 13%, was primarily due to higher working capital of $68 and an unfavorable change in noncurrent liabilities of $19, partially offset by higher operating results of $54. The components of the change in working capital included unfavorable changes of $280 in accounts payable and $104 in accrued expenses, partially offset by favorable changes of $279 in receivables and $43 in taxes, including income taxes.
Financing Activities
Cash provided from financing activities was $1,145 in the three months ended March 31, 2020 compared to Cash used for financing activities of $741 in the three months ended March 31, 2019. The change of $1,886, or 255%, was primarily due to debt issued for Arconic Corporation in connection with the Arconic Inc. Separation Transaction (see Note N to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q) of $1,200, and a decrease in repurchases of common stock of $700.
The Company maintains a Five-Year Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and issuers named therein. In addition to the Credit Agreement, the Company has a number of other credit agreements. See Note N to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for reference.
The Company’s costs of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short- and long-term debt ratings assigned to the Company by the major credit rating agencies.

The Company's credit ratings from the three major credit rating agencies are as follows:

	Long-Term Debt	Short-Term Debt	Outlook	Date of Last Update
Standard and Poor’s	BBB-	A-3	Negative	April 22, 2020
Moody’s	Ba3	Speculative Grade Liquidity-2	Negative	April 23, 2020
Fitch	BBB-	B	Stable	April 22, 2020
Investing Activities
Cash provided from investing activities was $94 in the three months ended March 31, 2020 compared to $42 in the three months ended March 31, 2019. The increase of $52, or 124%, was primarily due to a decrease in capital expenditures of $99, an increase in proceeds from the sale of assets and business of $110 (see Note N to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q), partially offset by a decrease in sales of investments of $47 and a decrease in cash receipts from sold receivables of $112.
Critical Accounting Policies and Estimates
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
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. For the first quarter of 2020, Howmet had seven reporting units, of which four were included in the EP&F segment (Fastening Systems, Engineered Structures, Engine Products, and Forged Wheels), and three were included in the GRP segment (Global Rolled Products, Aluminum Extrusions, and BCS.)
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
Howmet determines annually, based on facts and circumstances, which of its reporting units will be subject to the qualitative assessment. For those reporting units where a qualitative assessment is either not performed or for which the conclusion is that an impairment is more likely than not, a quantitative impairment test will be performed. Howmet’s policy is that a quantitative impairment test be performed for each reporting unit at least once during every three-year period.
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
During the first quarter of 2020, Howmet’s market capitalization declined significantly compared to the fourth quarter of 2019. Over the same period, the equity value of our peer group companies, and the overall U.S. stock market also declined significantly amid market volatility. In addition, as a result of the COVID-19 pandemic and measures designed to contain the spread, sales globally to customers in the aerospace and commercial transportation industries that are impacted by COVID-19 have been and are expected to be negatively impacted as a result of disruption in demand. As a result of these macroeconomic factors, we performed a qualitative impairment test to evaluate whether it is more likely than not that the fair value of any of our reporting units is less than its carrying value. As a result of this assessment, the Company performed a quantitative impairment test for the Engineered Structures reporting unit and concluded that though the margin between the fair value of the reporting unit and carrying value had declined from approximately 60% to approximately 15%, it was not impaired. Consistent with prior practice, a discounted cash flow model was used to estimate the current fair value of the reporting unit. The significant assumptions and estimates utilized to determine fair value were developed utilizing current market and forecast information reflecting the disruption in demand that has and is expected to negatively impact the Company’s sales globally in the aerospace industry. If our actual results or external market factors decline significantly from management’s estimates, future goodwill impairment charges may be necessary and could be material.
Recently Adopted and Recently Issued Accounting Guidance
See Note B to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Forward-Looking Statements
This report contains statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Howmet’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts and expectations relating to the growth of the aerospace, automotive, commercial transportation and other end markets; statements and guidance regarding future financial results or operating performance; statements regarding future strategic actions; and statements about Howmet’s strategies, outlook, business and financial prospects. These statements reflect beliefs and assumptions that are based on Howmet’s perception of historical trends, current conditions and expected future developments, as well as other factors Howmet believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict, which could cause actual results to differ materially from those indicated by these statements. Such risks and uncertainties include, but are not limited to: (a) the impact of the separation of Arconic Corporation from Howmet on the businesses of Howmet; (b) deterioration in global economic and financial market conditions generally including as a result of pandemic health issues (including COVID-19 and its effects, among other things, on global supply, demand, and distribution disruptions as the COVID-19 outbreak continues and results in an increasingly prolonged period of travel, commercial and/or other similar restrictions and limitations); (c) unfavorable changes in the markets served by Howmet; (d) the inability to achieve the level of revenue growth, cash generation, cost savings, improvement in profitability and margins, fiscal discipline, or strengthening of competitiveness and operations anticipated or targeted; (e) competition from new product offerings, disruptive technologies or other developments; (f) political, economic, and regulatory risks relating to Howmet’s global operations, including compliance with U.S. and foreign trade and tax laws, sanctions, embargoes and other regulations; (g) manufacturing difficulties or other issues that impact product performance, quality or safety; (h) Howmet’s inability to realize expected benefits, in each case as planned and by targeted completion dates, from acquisitions, divestitures, facility closures, curtailments, expansions, or joint ventures; (i) the impact of potential cyber attacks and information technology or data security breaches; (j) the loss of significant customers or adverse changes in customers’ business or financial conditions; (k) adverse changes in discount rates or investment returns on pension assets; (l) the impact of changes in aluminum prices and foreign currency exchange rates on costs and results; (m) the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation, which can expose Howmet to substantial costs and liabilities; and (n) the possible impacts and our preparedness to respond to implications of COVID-19; and (o) the other risk factors summarized in Howmet’s Form 10-K for the year ended December 31, 2019 and other reports filed with the U.S. Securities and Exchange Commission. Market projections are subject to the risks discussed above and other risks in the market. Howmet disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Not material.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures

The Company's Co-Chief Executive Officers and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
See Note Q to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Item 1. Risk Factors.
Howmet’s business, financial condition and results of operations may be impacted by a number of factors. In addition to the factors discussed elsewhere in this report, in Part I, Item 1A of Howmet’s Annual Report on Form 10-K for the year ended December 31, 2019, and in other reports filed by Howmet with the Securities and Exchange Commission, the following risks and uncertainties, updated from and in addition to those in the Form 10-K, could materially harm its business, financial condition or results of operations, including causing Howmet’s actual results to differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to Howmet or that Howmet currently deems immaterial also may materially adversely affect the Company in future periods.
Our business, results of operations, financial condition and/or cash flows could be materially adversely affected by the effects of widespread public health epidemics/pandemics, including COVID-19, that are beyond our control.
Any outbreaks of contagious diseases, public health epidemics or pandemics and other adverse public health developments in countries where we, our employees, customers and suppliers operate could have a material and adverse effect on our business, results of operations, financial condition and/or cash flows. Specifically, the recent novel strain of COVID-19, initially limited to a region in China and now affecting the global community on a pandemic basis, including the United States and Europe, is adversely impacting our operations, and the nature and extent of the impact over time is highly uncertain and beyond our control. The extent to which COVID-19 affects our operations over time will depend on future developments, which are highly uncertain, including the duration of the outbreak, the continued severity of the virus and the extent of actions that have been or may be taken to contain or treat its impact. These actions include, but are not limited to, declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations, many of which have been implemented across much of the globe and all of which have negatively affected our business. The longer the period of duration, the greater impact on our businesses and the heightened risk of a material adverse impact on business, results of operations, financial conditions and/or cash flows, as well as on our business strategies and initiatives. While the restrictions and limitations noted above may be relaxed or rolled back if and when COVID-19 abates, the actions may be reinstated as the pandemic continues to evolve. The scope and timing of any such reinstatements is difficult to predict and may materially affect our operations in the future. We continue to monitor guidelines proposed by federal, state and local governments with respect to the proposed “reopening” measures, which may change over time depending on public health, safety and other considerations. We are continuing to focus on the safety and protection of our workforce by continuing to implement additional safety protocols in light of COVID-19.
As a result of COVID-19 and the measures designed to contain its spread, our sales globally, including to customers in the aerospace and commercial transportation industries that are impacted by COVID-19, have been and are expected to be negatively impacted as a result of disruption in demand, which over time could have a material adverse effect on our business, results of operations, financial condition and/or cash flows. The COVID-19 pandemic has already subjected our operations, financial performance and financial condition to a number of risks, including, but not limited to those discussed below:
•Business and operations risks: We continue to monitor the evolving situation relating to COVID-19 to determine whether we will need to significantly modify our business practices or take actions as may be required by government authorities or that we determine are in the best interests of our employees, customers, partners, suppliers and shareholders. We have had a number of smaller manufacturing locations that have experienced or continue to experience periods of shutdowns. Future shutdowns will be dependent on facts and circumstances as they unfold, including based on the restrictions and limitations noted above. Additional shutdowns, while not required by governmental authorities, may be necessary to match our production of materials to the reduced demand of our customers. In addition, given these factors and potential further disruptions, we may be unable to perform fully on our contracts and our costs may increase as a result of the COVID-19 outbreak. We may also face challenges in restoring our production levels if and when COVID-19 abates, including as a result of government-imposed or other limitations that prevent the return of all or a portion of our workforce and/or continue to disrupt demand and limit the capabilities of our suppliers. We continue to monitor the situation, to assess further possible implications to our business, employees, customers and supply chain, and to take actions in an effort to mitigate adverse consequences. As a result of COVID-19 and its potential impact on the aerospace industry, the possibility exists that a sustained impact to our operations, financial results and market capitalization may require material impairments of our assets including, but not limited to, goodwill, intangible assets, long-lived assets, and right-of-use assets. While we have already commenced plans to reduce costs, including announcing certain headcount reductions and reducing certain cash outflows, by suspending our dividends and reducing the levels of our capital expenditures, we cannot at this time predict the longer term impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, results of operations, financial condition and/or cash flows.
•Customer and supplier risks: We have limited visibility into future demand given the disruptions resulting from COVID-19. Several of our aerospace and commercial transportation customers have temporarily suspended operations, reduced operations and or taken cost-cutting actions, the duration and extent of which we cannot predict, including , but not limited to, General Electric Company, which represented approximately 13% of our Engineered Products and Forgings reportable segment third-party sales in 2019 and announced reductions in its workforce and plant closures, and The Boeing Company, an aerospace platform partner, which announced reductions in production at its North American operations. Due to these cost-cutting measures and others, we are experiencing, and expect to continue experiencing, lower demand and volume for products and services, customer requests for potential payment deferrals, pricing concessions or other contract modifications, delays of deliveries and the achievement of other billing milestones. These trends may lead to charges, impairments and other adverse financial impacts over time, as noted above, as we have historically depended upon the strength of these industries, particularly the aerospace industry. Similarly, our suppliers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications. To date, we have not experienced significant disruption to our supply chain. If our suppliers’ operations were to be impacted, we may need to seek alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers, each of which would affect our business, results of operations, financial condition and/or cash flows. The duration of the current disruptions to our customers and to our supply chain, and related financial impact to us, cannot be estimated at this time. Should such disruption continue for an extended period of time, the impact will have a material adverse effect on our business, results of operations, financial condition and/or cash flows. Ultimately, the demand for our products is, in turn, driven by demand for transportation and for people to travel within and between various countries around the world. Should the COVID-19 outbreak cause a long term deterioration in demand for transportation or travel due to fear or anxiety related to health concerns, governmental restriction, economic hardships, or increased use of electronic communication technologies embraced during the COVID-19 related shutdowns, the effects of the COVID-19 virus on our business may extend well beyond the COVID-19 current health crisis and immediate related governmental actions.
•Market risks: The current financial market dynamics and volatility pose heightened risks to our liquidity. For example, dramatically lowered interest rates and lower expected asset valuations and returns can materially impact the calculation of long-term liabilities such as our pension. In addition, extreme volatility in financial and commodities markets has had and may continue to have adverse impacts on other asset valuations such as the value of the investment portfolios supporting our pension. Our long-term liabilities are sensitive to numerous factors and assumptions that can move in offsetting directions and should be considered as of the time of a relevant measurement event.
•Liquidity and credit risks: We currently have the ability to borrow up to $1.5 billion under our revolving credit agreement, which was amended on March 4, 2020. A prolonged period of generating lower financial results and cash from operations could adversely affect our ability to draw under such amended revolving credit agreement, could also adversely affect our financial condition, including in respect of satisfying both required and voluntary pension funding requirements, and could otherwise negatively affect our ability to achieve our strategic objectives. These factors could also adversely affect our ability to maintain compliance with the debt covenants under our amended revolving credit agreement, including as a result of potential increases in net debt or future reductions in EBITDA. There can also be no assurance that we will not face credit rating downgrades as a result of weaker than anticipated performance of our businesses or other factors including overall market conditions. Future downgrades could further adversely affect our cost of funds and related margins, liquidity, competitive position and access to capital markets, and a significant downgrade could have an adverse commercial impact on our businesses. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding (including for receivables securitization or supply chain finance programs used to finance working capital) or our ability to refinance certain of our indebtedness, which could adversely affect our business, financial position, results of operations and/or cash flows. Although the U.S. federal and other governments have announced a number of funding programs to support businesses, our ability or willingness to access funding under such programs may be limited by regulations or other guidance, including eligibility criteria, or by further change or uncertainty related to the terms of these programs.
The COVID-19 pandemic may also exacerbate other risks disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, including, but not limited to, risks related to global economic conditions, competition, loss of customers, costs of supplies, manufacturing difficulties and disruptions, investment returns, our credit profile, our credit ratings and interest rates. We expect that the longer the period of disruption from COVID-19 continues, the more material the adverse impacts will be on our business operations, financial performance, results of operations and/or cash flows. In addition, the COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks to our business, results of operations, financial conditions and/or cash flows.
We may not achieve some or all of the expected benefits of the separation of Arconic Inc. into two independent, publicly-traded companies on April 1, 2020 (the “Separation”), and failure to realize such benefits in a timely manner may materially adversely affect our business.
We may not be able to achieve the full strategic and financial benefits expected to result from the Separation, or such benefits may be delayed or not occur at all. The Separation is expected to provide the following benefits, among others: (i) enabling the management of each company to more effectively pursue its own distinct operating priorities and strategies, to focus on strengthening its core business and its unique needs, and to pursue distinct and targeted opportunities for long-term growth and profitability; (ii) permitting each company to allocate its financial resources to meet the unique needs of its own business, allowing each company to intensify its focus on its distinct strategic priorities and to more effectively pursue its own distinct capital structures and capital allocation strategies; (iii) allowing each company to more effectively articulate a clear investment thesis to attract a long-term investor base suited to its business and providing investors with two distinct and targeted investment opportunities; (iv) creating an independent equity currency tracking each company’s underlying business, affording Howmet and Arconic Corporation direct access to the capital markets and facilitating each company’s ability to consummate future acquisitions or other restructuring transactions utilizing its common stock; (v) allowing each company more consistent application of incentive structures and targets, due to the common nature of the underlying businesses; and (vi) separating and simplifying the structures required to manage two distinct and differing underlying businesses.
We may not achieve these and other anticipated benefits for a variety of reasons, including, among others: (i) we may be more susceptible to market fluctuations and other adverse events than if Arconic Corporation were still a part of the Company because our business is less diversified than it was prior to the completion of the Separation; and (ii) as a smaller, independent company, we may be unable to obtain certain goods, services and technologies at prices or on terms as favorable as those it obtained prior to completion of the Separation. If we fail to achieve some or all of the benefits expected to result from the Separation, or if such benefits are delayed, it could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
Arconic Corporation may fail to perform under various transaction agreements that were executed as part of the Separation.
In connection with the Separation, we entered into a separation and distribution agreement with Arconic Corporation and also entered into various other agreements, including a tax matters agreement with respect to our continuing ownership of Arconic Corporation common stock, an agreement related to the Davenport plant, an employee matters agreement, intellectual property license agreements, metal supply agreements and real estate and office leases. The separation and distribution agreement, the tax matters agreement and the employee matters agreement, together with the documents and agreements by which the internal reorganization of the Company prior to the Separation was effected, determined the allocation of assets and liabilities between us and Arconic Corporation following the Separation for those respective areas and included any necessary indemnifications related to liabilities and obligations. We will rely on Arconic Corporation to satisfy its performance and payment obligations under these agreements. If Arconic Corporation is unable or unwilling to satisfy its obligations under these agreements, including its indemnification obligations, we could incur operational difficulties and/or losses.
In connection with the Separation, Arconic Corporation has agreed to indemnify us for certain liabilities and we have agreed to indemnify Arconic Corporation for certain liabilities. If we are required to pay under these indemnities to Arconic Corporation, our financial results could be negatively impacted. The Arconic Corporation indemnity may not be sufficient to hold us harmless from the full amount of liabilities for which Arconic Corporation will be allocated responsibility, and Arconic Corporation may not be able to satisfy its indemnification obligations in the future.

Pursuant to the separation and distribution agreement and certain other agreements with Arconic Corporation, Arconic Corporation has agreed to indemnify us for certain liabilities, and we have agreed to indemnify Arconic Corporation for certain liabilities, in each case for uncapped amounts. Indemnities that we may be required to provide Arconic Corporation are not subject to any cap, may be significant and could negatively impact our business. Third parties could also seek to hold us responsible for any of the liabilities that Arconic Corporation has agreed to retain. Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of the Company’s operating business. Further, the indemnity from Arconic Corporation may not be sufficient to protect us against the full amount of such liabilities, and Arconic Corporation may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Arconic Corporation any amounts for which we are held liable, we may be temporarily required to bear such losses. Each of these risks could negatively affect our business, results of operations and financial condition.
The Separation could result in substantial tax liability.
It was a condition to the distribution that we receive an opinion of our outside counsel, satisfactory to our Board of Directors, regarding the qualification of the distribution, together with certain related transactions, as a “reorganization” within the meaning of Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”). This condition was satisfied prior to the distribution. However, the opinion of counsel was based upon and relied on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings by us and Arconic Corporation, including those relating to the past and future conduct by us and Arconic Corporation. If any of these facts, assumptions, representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if we or Arconic Corporation breach any of our representations or covenants contained in the separation agreement and certain other agreements and documents or in any documents relating to the opinion of counsel, the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized.
Notwithstanding our receipt of the opinion of counsel, the Internal Revenue Service (the “IRS”) could determine that the distribution and/or certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the representations, assumptions or undertakings upon which the opinion of counsel was based are false or have been violated. In addition, the opinion of counsel represents the judgment of such counsel and is not binding on the IRS or any court, and the IRS or a court may disagree with the conclusions in the opinion of counsel. Accordingly, notwithstanding receipt of the opinion of counsel, there can be no assurance that the IRS will not assert that the distribution and/or certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail with such challenge, we, our stockholders and Arconic Corporation, could be subject to significant U.S. federal income tax liability.
If the distribution fails to qualify as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code, in general, for U.S. federal income tax purposes, we would recognize taxable gain as if it had sold the Arconic Corporation common stock in a taxable sale for its fair market value, and our stockholders who received such Arconic Corporation shares in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.
Under current U.S. federal income tax law, even if the distribution, together with certain related transactions, otherwise qualifies for tax-free treatment under Sections 355 and 368(a)(1)(D) of the Code, the distribution may nevertheless be rendered taxable to us as a result of certain post-distribution transactions, including certain acquisitions of shares or assets of ours or Arconic Corporation. Under the tax matters agreement entered into between us and Arconic Corporation in connection with the Separation, Arconic Corporation may be required to indemnify us for any taxes resulting from the Separation (and any related costs and other damages) to the extent such amounts resulted from (1) an acquisition of all or a portion of the equity securities or assets of Arconic Corporation, whether by merger or otherwise (and regardless of whether we participated in or otherwise facilitated the acquisition), (2) other actions or failures to act by Arconic Corporation, or (3) any of Arconic Corporation’s representations, covenants or undertakings contained in the separation agreement and certain other agreements and documents or in any documents relating to the opinion of counsel being incorrect or violated. However, the indemnity from Arconic Corporation may not be sufficient to protect us against the full amount of such additional taxes or related liabilities, and Arconic Corporation may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Arconic Corporation any amounts for which we are held liable, we may be temporarily required to bear such losses. In addition, we and our subsidiaries may incur certain tax costs in connection with the Separation, including non-U.S. tax costs resulting from transactions (including the internal reorganization) in non-U.S. jurisdictions, which may be material. Each of these risks could negatively affect our business, results of operations and financial condition.

Item 6. Exhibits.

2.1	Separation and Distribution Agreement, dated as of March 31, 2020, by and between Arconic Inc. and Arconic Rolled Products Corporation, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 6, 2020.
2.2	Tax Matters Agreement, dated as of March 31, 2020, by and between Arconic Inc. and Arconic Rolled Products Corporation, incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on April 6, 2020.
2.3	Employee Matters Agreement, dated as of March 31, 2020, by and between Arconic Inc. and Arconic Rolled Products Corporation, incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed on April 6, 2020.
2.4	First Amendment to Employee Matters Agreement, dated as of April 10, 2020, by and between Howmet Aerospace Inc. and Arconic Corporation, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 13, 2020.
2.5	Patent, Know-How, and Trade Secret License Agreement, dated as of March 31, 2020, by and between Arconic Inc. and Arconic Rolled Products Corporation, incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K filed on April 6, 2020.
2.6	Patent, Know-How, and Trade Secret License Agreement, dated as of March 31, 2020, by and between Arconic Rolled Products Corporation and Arconic Inc. , incorporated by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K filed on April 6, 2020.
2.7	Trademark License Agreement, dated as of March 31, 2020, by and between Arconic Rolled Products Corporation and Arconic Inc. , incorporated by reference to Exhibit 2.6 to the Company's Current Report on Form 8-K filed on April 6, 2020.
2.8	Trademark License Agreement, dated as of March 31, 2020, by and between Arconic Inc. and Arconic Rolled Products Corporation, incorporated by reference to Exhibit 2.7 to the Company's Current Report on Form 8-K filed on April 6, 2020.
2.9	Master Agreement for Product Supply, dated as of March 31, 2020, by and between Arconic Massena LLC, Arconic Lafayette LLC, Arconic Davenport LLC and Arconic Inc., incorporated by reference to Exhibit 2.8 to the Company's Current Report on Form 8-K filed on April 6, 2020.
2.10	Second Supplemental Tax and Project Certificate and Agreement, dated as of March 31, 2020, by and among Arconic Inc., Arconic Davenport LLC and Arconic Rolled Products Corporation, incorporated by reference to Exhibit 2.9 to the Company's Current Report on Form 8-K filed on April 6, 2020.
2.11	Lease and Property Management Agreement, dated as of March 31, 2020, by and between Arconic Inc. and Arconic Massena LLC, incorporated by reference to Exhibit 2.10 to the Company's Current Report on Form 8-K filed on April 6, 2020.
4.1	Fifth Supplemental Indenture, dated as of April 16, 2020, between Howmet Aerospace Inc., a Delaware corporation, and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to exhibit 4(e) to the Howmet Aerospace’s Registration Statement on Form S-3 (Registration Statement No. 333-237705) dated April 16, 2020.
4.2	Form of 6.875% Notes due 2025, incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on April 24, 2020.
4.3	Sixth Supplemental Indenture, dated as of May 6, 2020, between Howmet Aerospace Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee., incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K filed on May 6, 2020.
10.1	Employment Letter Agreement between Arconic Inc. and Tolga Oal, dated as of February 24, 2020, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 25, 2020.
10.2	Amendment No. 3, dated March 4, 2020, to the Five-Year Revolving Credit Agreement dated as of July 25, 2014, among Arconic Inc., the lenders and issuers named therein, Citibank, N.A., as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, and Goldman Sachs Bank USA, as documentation agent, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K/A filed on March 5, 2020.
10.3	Non-Employee Director Compensation Policy, effective April 1, 2020.
10.4	Amended and Restated Deferred Fee Plan for Directors, effective April 1, 2020.
31.	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104.	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Howmet Aerospace Inc.

May 7, 2020	/s/ Ken Giacobbe
Date	Ken Giacobbe
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

May 7, 2020	/s/ Paul Myron
Date	Paul Myron
Vice President and Controller
(Principal Accounting Officer)