Form 10-Q
period 2020-09-30
Howmet Aerospace Inc.
filed 2020-11-09
CIK 4281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of November 5, 2020, there were 433,603,919 shares of common stock, par value $1.00 per share, of the registrant outstanding.

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Operations (unaudited)
(U.S. dollars in millions, except per-share amounts)

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Sales (D)	$1,134	$1,794	$4,021	$5,364
Cost of goods sold (exclusive of expenses below)	900	1,317	3,006	3,945
Selling, general administrative, and other expenses	66	89	219	307
Research and development expenses	5	6	13	22
Provision for depreciation and amortization	68	70	212	224
Restructuring and other charges (E)	22	56	166	572
Operating income	73	256	405	294
Interest expense, net	77	85	305	256
Other expense, net (F)	8	8	—	26
Income (loss) before income taxes	(12)	163	100	12
Provision (benefit) for income taxes (H)	(48)	105	(5)	4
Income from continuing operations after income taxes	$36	$58	$105	$8
Income from discontinued operations after income taxes (B)	$—	$37	$50	153
Net income	$36	$95	$155	$161

Amounts Attributable to Howmet Aerospace Common Shareholders (I):
Net income	$35	$94	$153	159
Earnings per share - basic
Continuing operations	$0.08	$0.13	$0.24	$0.01
Discontinued operations	$—	$0.09	$0.11	$0.34
Earnings per share - diluted
Continuing operations	$0.08	$0.13	$0.23	$0.01
Discontinued operations	$—	$0.08	$0.11	$0.34
Average Shares Outstanding (I):
Average shares outstanding - basic	436	436	436	451
Average shares outstanding - diluted	439	457	440	455
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Comprehensive Income (unaudited)
(U.S. dollars in millions)

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$36	$95	$155	$161
Other comprehensive income (loss), net of tax (J):
Change in unrecognized net actuarial loss and prior service cost (benefit) related to pension and other postretirement benefits	8	26	54	89
Foreign currency translation adjustments	48	(87)	(25)	(91)
Net change in unrealized gains on available-for-sale securities	—	1	—	4
Net change in unrecognized gains (losses) on cash flow hedges	5	1	1	(2)
Total Other comprehensive income (loss), net of tax	61	(59)	30	—
Comprehensive income	$97	$36	$185	$161
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Consolidated Balance Sheet (unaudited)
(U.S. dollars in millions)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$1,365	$1,577
Receivables from customers, less allowances of $1 in 2020 and $1 in 2019 (K)	310	583
Other receivables (K)	120	349
Inventories (L)	1,592	1,607
Prepaid expenses and other current assets	213	285
Current assets of discontinued operations (B)	—	1,442
Total current assets	3,600	5,843
Properties, plants, and equipment, net (M)	2,552	2,629
Goodwill (D)	4,072	4,067
Deferred income taxes (A)	262	209
Intangibles, net	584	599
Other noncurrent assets (N)	269	316
Noncurrent assets of discontinued operations (B)	—	3,899
Total assets	$11,339	$17,562
Liabilities
Current liabilities:
Accounts payable, trade	$521	$976
Accrued compensation and retirement costs	215	285
Taxes, including income taxes	82	65
Accrued interest payable	99	112
Other current liabilities (N)	276	229
Short-term debt (O)	384	1,034
Current liabilities of discontinued operations (B)	—	1,424
Total current liabilities	1,577	4,125
Long-term debt, less amount due within one year (O and P)	4,697	4,906
Accrued pension benefits (G)	1,002	1,030
Accrued other postretirement benefits (G)	191	200
Other noncurrent liabilities and deferred credits (N)	371	438
Noncurrent liabilities of discontinued operations (B)	—	2,258
Total liabilities	7,838	12,957
Contingencies and commitments (R)
Equity
Howmet Aerospace shareholders’ equity:
Preferred stock	55	55
Common stock	434	433
Additional capital	4,683	7,319
Retained earnings (A)	258	113
Accumulated other comprehensive loss (J)	(1,929)	(3,329)
Total Howmet Aerospace shareholders’ equity	3,501	4,591
Noncontrolling interests	—	14
Total equity	3,501	4,605
Total liabilities and equity	$11,339	$17,562
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(U.S. dollars in millions)

	Nine months ended
	September 30,
	2020	2019
Operating activities
Net income	$155	$161
Adjustments to reconcile net income to cash used for operations:
Depreciation and amortization	271	407
Deferred income taxes	25	(36)
Restructuring and other charges	148	630
Net loss from investing activities—asset sales	6	6
Net periodic pension benefit cost (G)	42	87
Stock-based compensation	35	44
Other	63	15
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
(Increase) in receivables	(117)	(957)
(Increase) in inventories	(42)	(92)
Decrease in prepaid expenses and other current assets	1	17
(Decrease) in accounts payable, trade (A)	(439)	(2)
(Decrease) in accrued expenses	(177)	(90)
Increase in taxes, including income taxes	41	92
Pension contributions	(110)	(217)
(Increase) in noncurrent assets	(5)	(12)
(Decrease) in noncurrent liabilities	(39)	(36)
Cash (used for) provided by operations	(142)	17
Financing Activities
Net change in short-term borrowings (original maturities of three months or less)	(8)	—
Additions to debt (original maturities greater than three months) (B)(O)	2,400	300
Payments on debt (original maturities greater than three months) (O)	(2,041)	(303)
Debt issuance costs (B)(O)	(61)	—
Premiums paid on early redemption of debt (O)	(59)	—
Proceeds from exercise of employee stock options	30	19
Dividends paid to shareholders	(10)	(48)
Repurchase of common stock	(51)	(1,100)
Net cash transferred to Arconic Corporation at separation (B)	(500)	—
Other	(39)	(12)
Cash used for financing activities	(339)	(1,144)
Investing Activities
Capital expenditures (A)(D)	(220)	(532)
Proceeds from the sale of assets and businesses (B)(Q)	114	27
Sale of debt securities	—	47
Cash receipts from sold receivables (K)	258	630
Other	—	(1)
Cash provided from investing activities	152	171
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(6)	(2)
Net change in cash, cash equivalents and restricted cash	(335)	(958)
Cash, cash equivalents and restricted cash at beginning of period	1,703	2,282
Cash, cash equivalents and restricted cash at end of period	$1,368	$1,324

The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(U.S. dollars in millions, except per-share amounts)

	Howmet Aerospace Shareholders
	Preferred stock	Common stock	Additional capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling Interests	Total Equity
Balance at June 30, 2019	$55	$440	$7,484	$(272)	$(2,869)	$12	$4,850
Net income	—	—	—	95	—	—	95
Other comprehensive loss (J)	—	—	—	—	(59)	—	(59)
Repurchase and retirement of common stock	—	(7)	(193)	—	—	—	(200)
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	(1)	—	—	(1)
Common @ $0.04 per share	—	—	—	(17)	—	—	(17)
Stock-based compensation	—	—	16	—	—	—	16
Common stock issued: compensation plans	—	1	5	—	—	—	6
Other	—	—	2	—	—	2	4
Balance at September 30, 2019	$55	$434	$7,314	$(195)	$(2,928)	$14	$4,694

	Howmet Aerospace Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests	Total Equity
Balance at June 30, 2020	$55	$436	$4,703	$223	$(1,968)	$—	$3,449
Net income	—	—	—	36	—	—	36
Other comprehensive income (J)	—	—	—	—	61	—	61
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	(1)	—	—	(1)
Repurchase and retirement of common stock	—	(2)	(49)	—	—	—	(51)
Stock-based compensation	—	—	12	—	—	—	12
Common stock issued: compensation plans	—	—	(5)	—	—	—	(5)
Distributions to Arconic Corp (B)	—	—	22	—	(22)	—	—
Balance at September 30, 2020	$55	$434	$4,683	$258	$(1,929)	$—	$3,501

The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(U.S. dollars in millions, except per-share amounts)

	Howmet Aerospace Shareholders
	Preferred stock	Common stock	Additional capital	Accumulated deficit	Accumulated other comprehensive loss	Noncontrolling interests	Total Equity
Balance at December 31, 2018	$55	$483	$8,319	$(374)	$(2,926)	$12	$5,569
Adoption of accounting standards (1)	—	—	—	75	(2)	—	73
Net income	—	—	—	161	—	—	161
Other comprehensive income (J)	—	—	—	—	—	—	—
Cash dividends declared:
Preferred-Class A @ $2.8125 per share	—	—	—	(2)	—	—	(2)
Common @ $0.12 per share	—	—	—	(55)	—	—	(55)
Repurchase and retirement of common stock	—	(52)	(1,048)	—	—	—	(1,100)
Stock-based compensation	—	—	41	—	—	—	41
Common stock issued: compensation plans	—	3	—	—	—	—	3
Other	—	—	2	—	—	2	4
Balance at September 30, 2019	$55	$434	$7,314	$(195)	$(2,928)	$14	$4,694

	Howmet Aerospace Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests	Total Equity
Balance at December 31, 2019	$55	$433	$7,319	$113	$(3,329)	$14	$4,605
Net income	—	—	—	155	—	—	155
Other comprehensive income (J)	—	—	—	—	30	—	30
Cash dividends declared:
Preferred-Class A @ $2.8125 per share	—	—	—	(2)	—	—	(2)
Common @ $0.02 per share	—	—	—	(8)	—	—	(8)
Repurchase and retirement of common stock	—	(2)	(49)	—	—	—	(51)
Stock-based compensation	—	—	35	—	—	—	35
Common stock issued: compensation plans	—	3	(11)	—	—	—	(8)
Distributions to Arconic Corp (B)	—	—	(2,611)	—	1,370	(14)	(1,255)
Balance at September 30, 2020	$55	$434	$4,683	$258	$(1,929)	$—	$3,501
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
The separation of Arconic Inc. into two standalone, publicly-traded companies, Howmet Aerospace Inc. and Arconic Corporation, (the “Arconic Inc. Separation Transaction”) became effective on April 1, 2020. The financial results of Arconic Corporation for all periods prior to the Arconic Inc. Separation Transaction have been retrospectively reflected in the Statement of Consolidated Operations as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. Certain adjustments to equity and reclassifications have been made related to the Arconic Inc. Separation Transaction. In addition, the related assets and liabilities associated with Arconic Corporation in the December 2019 Consolidated Balance Sheet are classified as assets and liabilities of discontinued operations. The cash flows, comprehensive income, and equity related to Arconic Corporation have not been segregated and are included in the Statement of Consolidated Cash Flows, Statement of Consolidated Comprehensive Income (Loss), and Statement of Changes in Consolidated Equity, respectively, for all periods prior to the Arconic Inc. Separation Transaction. See Note B for additional information related to the Arconic Inc. Separation Transaction and discontinued operations.
Year to date, the Company derived approximately 70% of its revenue from products sold to the aerospace end-market. As a result of the global pandemic coronavirus (“COVID-19”) and its impact on the aerospace industry to-date, the possibility exists that there could be a sustained impact to our operations and financial results. Since the start of the pandemic, certain original equipment manufacturer (“OEM”) customers have reduced production or suspended manufacturing operations in North America and Europe on a temporary basis. While the pandemic has resulted in the temporary closure of a small number of the Company's manufacturing facilities, all of our manufacturing facilities are currently operating. Since the duration of the pandemic is uncertain, the Company is taking a series of actions to address the financial impact, including announcing certain headcount reductions and reducing certain cash outflows by suspending dividends on common stock and reducing the level of its capital expenditures to preserve cash and maintain liquidity.
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
During the third quarter ended September 30, 2020, the Company identified a misclassification in the presentation of changes in accounts payable and capital expenditures in its previously issued Statement of Consolidated Cash Flows. Although management has determined that such misclassification did not materially misstate such prior financial statements, the Company has revised its Statement of Consolidated Cash Flows for the nine months ended September 30, 2019 resulting in a $117 increase to previously reported capital expenditures and decrease to cash provided from investing activities with a corresponding reduction in (decrease) in accounts payable, trade and increase in cash provided by operations. The Company will also prospectively revise, in connection with future filings, its Statement of Consolidated Cash Flows to increase its previously reported capital expenditures with a corresponding offset in accounts payable, trade of $55, $83 and $83 for the twelve months ended December 31, 2019, three months ended March 31, 2020, and six months ended June 30, 2020, respectively.

During the second quarter of 2020, a $16 tax error was identified related to periods prior to 2018. Although management has determined it was not material to any periods, it was corrected as an adjustment to Retained Earnings in the Statement of Changes in Consolidated Equity in the second quarter and six months ended June 30, 2020. During the third quarter, the Company determined that such correction to Retained Earnings should have been accounted for as a revision to its prior year's Retained Earnings (Accumulated Deficit) and has made this correction in the current quarter. The Company will prospectively revise, in connection with future filings, its Statement of Changes in Consolidated Equity for the second quarter and six months ended June 30, 2020 to properly present the correction as a reduction to prior year's Retained Earnings (Accumulated Deficit). The accompanying Consolidated Balance Sheet at December 31, 2019 reflects the revision for such tax item.
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
On February 7, 2020 Arconic Corporation completed an offering of $600 aggregate principal amount of 6.125% senior secured second-lien notes due 2028. On March 25, 2020, Arconic Corporation entered into a credit agreement which provided for a $600 aggregate principal amount seven-year senior secured first-lien loan B facility and a revolving credit facility which is guaranteed by certain of Arconic Corporation's wholly-owned domestic subsidiaries and secured on a first-priority basis by liens on substantially all assets of Arconic Corporation and subsidiary guarantors. Arconic Corporation used the proceeds to make payment to the Company to fund the transfer of certain assets to Arconic Corporation relating to the Arconic Inc. Separation Transaction and for general corporate purposes. The Company incurred debt issuance costs of $45 associated with these issuances for the first quarter of 2020 and nine months ended September 30, 2020.
On February 1, 2020, Arconic Corporation completed the sale of its rolling mill in Itapissuma, Brazil for $50 in cash which resulted in a loss of $59, of which $53 was recognized in discontinued operations in the second half of 2019 and $6 in the first quarter of 2020 and nine months ended September 30, 2020. On March 1, 2020, Arconic Corporation sold its hard alloy extrusions plant in South Korea for $62 in cash, which resulted in a gain that was recognized in discontinued operations in the first quarter of 2020 and nine months ended September 30, 2020.
During the third quarter of 2020, the Company identified and corrected a prior period equity misclassification of $22 million related to the distribution of pension plans and their related financial statement impacts which related to the distributions to Arconic Corporation. Management evaluated the impact of the misclassification within the components of equity on previously issued financial statements and concluded that it was not material.

Discontinued Operations
The results of operations of Arconic Corporation are presented as discontinued operations in the Statement of Consolidated Operations as summarized below:

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Sales	$—	$1,765	$1,576	$5,427
Cost of goods sold	—	1,483	1,292	4,612
Selling, general administrative, research and development and other expenses	—	88	106	249
Provision for depreciation and amortization	—	61	59	183
Restructuring and other charges	—	63	(18)	58
Interest expense	—	—	7	—
Other expense, net	—	24	42	66
Income from discontinued operations	—	46	88	259
Provision for income taxes	—	9	38	106
Income from discontinued operations after income taxes	$—	$37	$50	$153

The following table presents purchases of properties, plant and equipment, proceeds from the sale of businesses and the provision for depreciation and amortization of discontinued operations related to Arconic Corporation:

	Third quarter ended		Nine months ended
	September 30,		2020
	2020	2019	2020	2019
Capital expenditures	$—	$40	$72	$175
Proceeds from the sales of businesses	$—	$—	$112	$—
Provision for depreciation and amortization	—	61	59	183

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
The Securities and Exchange Commission issued amendments to modernize the Regulation S-K disclosure requirements about description of business, legal proceedings and risk factors. The amendments permit registrants to take a more principles based approach to tailor business and risk factors disclosures to their circumstances and calls for enhanced human capital disclosures. The amendments, which became effective on November 9, 2020, are designed to improve the readability of these disclosures and discourage the repetition of non-material information. The adoption of this new guidance did not have a material impact on this Form 10-Q.
D. Segment Information
Following the Arconic Inc. Separation Transaction, Howmet’s operations consist of four worldwide reportable segments as follows:
Engine Products
Engine Products produces investment castings and seamless rolled rings primarily for aircraft engines and industrial gas turbines. Engine Products produces rotating parts as well as structural parts.
Fastening Systems
Fastening Systems produces aerospace fastening systems, as well as commercial transportation fasteners. The business’s high-tech, multi-material fastening systems are found nose to tail on aircraft and aero engines. The business’s products are also critical components of automobiles, commercial transportation vehicles, and construction and industrial equipment.
Engineered Structures
Engineered Structures produces titanium and aluminum ingots and mill products for aerospace and defense applications and is vertically integrated to produce titanium forgings, extrusions forming and machining services for airframe, wing, aero-engine, and landing gear components. Engineered Structures also produces aluminum forgings, nickel forgings, and aluminum machined components and assemblies for aerospace and defense applications.
Forged Wheels
Forged Wheels provides forged aluminum wheels and related products for heavy-duty trucks and the commercial transportation markets.
Goodwill
The Company had $4,072 of Goodwill at September 30, 2020, and the Company reviews it for impairment annually in the fourth quarter or more frequently if indicators exist or if a decision is made to sell or realign a business.
On January 1, 2020, management transferred the Savannah business from the Engine Products segment to the Engineered Structures segment, based on synergies with forgings technologies and manufacturing capabilities. As a result of the reorganization, goodwill of $17 was reallocated from Engine Products to Engineered Structures, and these reporting units were evaluated for impairment during the first quarter of 2020. The estimated fair value of each of these reporting units substantially exceeded their carrying value; thus, there was no goodwill impairment at the date the business was transferred.
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
As a result of this assessment, the Company performed a quantitative impairment test in the first quarter for the Engineered Structures reporting unit and concluded that though the margin between the fair value of the reporting unit and carrying value had declined from approximately 60% to approximately 15%, it was not impaired. Consistent with prior practice, a discounted cash flow model was used to estimate the current fair value of the reporting unit. The significant assumptions and estimates utilized to determine fair value were developed utilizing current market and forecast information reflecting the disruption in demand that has and is expected to negatively impact the Company’s sales globally in the aerospace industry. In the second and third quarters of 2020, there were no indicators of impairment identified for the Engineered Structures reporting unit as the margin between fair value of the reporting unit and carrying value exceeded 20%. If our actual results or external market factors decline significantly from management’s estimates, future goodwill impairment charges may be necessary and could be material.

The operating results of the Company’s reportable segments were as follows. Differences between total segment and consolidated totals are in Corporate.

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Third quarter ended September 30, 2020
Sales:
Third-party sales	$485	$271	$206	$172	$1,134
Inter-segment sales	1	—	1	—	2
Total sales	$486	$271	$207	$172	$1,136
Profit and loss:
Segment operating profit	$39	$33	$10	$35	$117
Restructuring and other charges	9	—	9	—	18
Provision for depreciation and amortization	31	12	13	10	66
Capital expenditures	15	9	3	6	33

Third quarter ended September 30, 2019
Sales:
Third-party sales	$844	$391	$318	$241	$1,794
Inter-segment sales	1	—	4	—	5
Total sales	$845	$391	$322	$241	$1,799
Profit and loss:
Segment operating profit	$161	$102	$40	$60	$363
Restructuring and other charges	43	—	1	—	44
Provision for depreciation and amortization	31	12	15	8	66
Capital expenditures	39	7	4	11	61

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Nine months ended September 30, 2020
Sales:
Third-party sales	$1,851	$982	$710	$476	$4,019
Inter-segment sales	4	—	6	—	10
Total sales	$1,855	$982	$716	$476	$4,029
Profit and loss:
Segment operating profit	$309	$199	$57	$91	$656
Restructuring and other charges	44	26	21	3	94
Provision for depreciation and amortization	92	36	40	29	197
Capital expenditures	48	24	11	17	100

Nine months ended September 30, 2019
Sales:
Third-party sales	$2,492	$1,185	$943	$752	$5,372
Inter-segment sales	9	—	10	—	19
Total sales	$2,501	$1,185	$953	$752	$5,391
Profit and loss:
Segment operating profit	$465	$297	$81	$193	$1,036
Restructuring and other charges	296	6	198	5	505
Provision for depreciation and amortization	100	36	46	24	206
Capital expenditures	165	24	22	56	267

The following table reconciles Total segment operating profit to Income (loss) from continuing operations before income taxes:

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Total segment operating profit	$117	$363	$656	$1,036
Unallocated amounts:
Restructuring and other charges	(22)	(56)	(166)	(572)
Corporate expense	(22)	(51)	(85)	(170)
Consolidated operating income	$73	$256	$405	$294
Interest expense, net	(77)	(85)	(305)	(256)
Other expense, net	(8)	(8)	—	(26)
Income (loss) from continuing operations before income taxes	$(12)	$163	$100	$12

The following table reconciles Total segment capital expenditures, which are presented on an accrual basis, with Capital expenditures as presented on the statement of cash flows. Differences between segment and consolidated totals are in Corporate and discontinued operations, including the impact of changes in accrued capital expenditures during the period.

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Total segment capital expenditures	$33	$61	$100	$267
Corporate and discontinued operations	3	66	120	265
Capital expenditures	$36	$127	$220	$532

The following table disaggregates segment revenue by major end market served. Differences between total segment and consolidated totals are in Corporate.

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Third quarter ended September 30, 2020
Aerospace - Commercial	$199	$169	$104	$—	$472
Aerospace - Defense	142	37	82	—	261
Commercial Transportation	—	38	—	172	210
Industrial and Other	144	27	20	—	191
Total end-market revenue	$485	$271	$206	$172	$1,134

Third quarter ended September 30, 2019
Aerospace - Commercial	$571	$267	$226	$—	$1,064
Aerospace - Defense	120	41	65	—	226
Commercial Transportation	5	59	—	241	305
Industrial and Other	148	24	27	—	199
Total end-market revenue	$844	$391	$318	$241	$1,794

Nine months ended September 30, 2020
Aerospace - Commercial	$1,018	$650	$432	$—	$2,100
Aerospace - Defense	394	120	216	—	730
Commercial Transportation	—	118	—	476	594
Industrial and Other	439	94	62	—	595
Total end-market revenue	$1,851	$982	$710	$476	$4,019

Nine months ended September 30, 2019
Aerospace - Commercial	$1,689	$803	$672	$—	$3,164
Aerospace - Defense	350	115	194	—	659
Commercial Transportation	17	179	—	754	950
Industrial and Other	436	88	77	(2)	599
Total end-market revenue	$2,492	$1,185	$943	$752	$5,372

In the nine months ended September 30 , 2020, the Company derived 70% of its revenue from aerospace end markets of which 11% related to General Electric Company.

E. Restructuring and Other Charges

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Layoff costs	$17	$—	$93	$68
Reversals of previously recorded layoff reserves	—	—	(10)	(2)
Pension, Other post-retirement benefits and Deferred Compensation - net settlements and curtailments	3	4	67	(8)
Non-cash asset impairments	—	8	—	442
Net loss on divestitures of assets and businesses	—	42	9	54
Other	2	2	7	18
Restructuring and other charges	$22	$56	$166	$572

In the third quarter of 2020, the Company recorded Restructuring and other charges of $22, which included a $17 charge for layoff costs, including the separation of 791 employees (415 in Engine Products and 376 in Engineered Structures); a $8 settlement accounting charge related to United Kingdom (U.K.) and U.S. pension plans, and a $2 charge for accelerated depreciation. These charges were partially offset by a $3 benefit from the termination of a deferred compensation plan and a $2 curtailment benefit related to a post-retirement plan.
In the nine months ended September 30, 2020 the Company recorded Restructuring and other charges of $166, which included a $93 charge for layoff costs, including the separation of 3,772 employees (1,706 in Engine Products, 1,275 in Fastening Systems, 676 in Engineered Structures, 92 in Forged Wheels and 23 in Corporate); a $72 charge for U.K. and U.S. pension plans' settlement accounting; a $6 post-closing adjustment related to the sale of the Company’s U.K. forgings business; a $5 charge for impairment of assets associated with an agreement to sell an aerospace components business in the U.K that did not occur and the business was returned to held for use; a $2 charge for accelerated depreciation and a $5 charge for various other exit costs. These charges were partially offset by a benefit of $10 related to the reversal of a number of prior period programs; a $3 benefit from the termination of a deferred compensation plan; a $2 curtailment benefit related to a post-retirement plan and a gain of $2 on the sale of assets.
In the third quarter of 2019, the Company recorded Restructuring and other charges of $56 which included a $43 charge for impairment of assets associated with an agreement to sell a U.K. forging business; a $8 charge for impairment of properties, plants, and equipment related to the Company’s primary research and development facility; a $4 settlement accounting charge related to U.S. pension plans; a $2 charge for various other exit costs including accelerated depreciation; partially offset by a net gain of $1 on the sale of assets.
In the nine months ended September 30, 2019, the Company recorded Restructuring and other charges of $572 which included a $428 charge for impairment of the Disks long-lived asset group; a $68 charge for layoff costs, including the separation of 901 employees (103 in Engine Products, 112 in Engineered Structures, 132 in Fastening Systems, 60 in Forged Wheels and 494 in Corporate); a $43 charge for impairment of assets associated with an agreement to sell the UK forging business; a $14 charge for impairment of properties, plants, and equipment related to the Company’s primary research and development facility; a $12 charge for other exit costs from lease terminations primarily related to the exit of the corporate aircraft; a $12 loss on sale of assets primarily related to a small additive business; a $8 settlement accounting charge for U.S. pension plans; a $2 net charge for executive severance net of the benefit of forfeited executive stock compensation and a $4 charge for other exit costs; partially offset by a benefit of $16 related to the elimination of the life insurance benefit for the U.S. salaried and non-bargaining hourly retirees of the Company and its subsidiaries; a benefit of $2 for the reversal of a number of small layoff reserves related to prior periods and a net gain of $1 on the sales of assets.
The Company recorded an impairment charge of $428 related to the Disks long-lived asset group in the second quarter ended June 30, 2019 and nine months ended September 30, 2019, of which $247 and $181 was related to the Engine Products and Engineered Structures segments, respectively, as the carrying value exceeded the forecasted undiscounted cash flows composed of a write-down of properties, plants and equipment, intangible assets and certain other noncurrent assets.

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2019	$13	$—	$13
Cash payments	(38)	—	(38)
Restructuring charges	150	16	166
Other(1)	(67)	(16)	(83)
Reserve balances at September 30, 2020	$58	$—	$58

(1) In 2020, Layoff costs included $72 in settlement accounting charges related to U.K. and U.S. pension plans, a $3 benefit from the termination of a deferred compensation plan and a $2 curtailment benefit related to a post-retirement plan; while Other exit costs included a charge of $5 for impairment of assets and a $6 post-closing adjustment related to the sale of a business; a $2 charge for accelerated depreciation and a $5 charge for other exit costs, which were offset by a gain of $2 on the sale of assets.
The remaining Layoff cost reserves are expected to be paid in cash by the end of the third quarter of 2021.

F. Other Expense, Net

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Non-service related net periodic benefit cost	$8	$7	$19	$15
Interest income	(1)	(5)	(5)	(20)
Foreign currency (gains) losses, net	(5)	7	(12)	8
Net loss from asset sales	2	2	6	9
Deferred compensation	4	1	1	16
Other, net	—	(4)	(9)	(2)
Total	$8	$8	$—	$26

G. Pension and Other Postretirement Benefits
The components of net periodic benefit cost were as follows:

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Pension benefits
Service cost	$1	$6	$10	$19
Interest cost	17	59	81	177
Expected return on plan assets	(21)	(71)	(115)	(214)
Recognized net actuarial loss	12	35	66	104
Amortization of prior service cost (benefit)	—	—	—	1
Settlements	8	4	72	8
Net periodic benefit cost(1)	17	33	114	95
Discontinued operations	—	21	20	69
Net amount recognized in continuing operations in Statement of Consolidated Operations	$17	$12	$94	$26

Other postretirement benefits
Service cost	$1	$1	$3	$5
Interest cost	2	7	9	21
Recognized net actuarial loss	—	1	2	3
Amortization of prior service cost (benefit)	(2)	(1)	(5)	(4)
Curtailments	(2)	—	(2)	(58)
Net periodic benefit cost(1)	(1)	8	7	(33)
Discontinued operations	—	7	6	(22)
Net amount recognized in continuing operations in Statement of Consolidated Operations	$(1)	$1	$1	$(11)

(1)Service cost for continuing operations was included within Cost of goods sold, Selling, general administrative, and other expenses, and Research and development expenses; settlements and curtailments were included in Restructuring and other charges; and all other cost components were recorded in Other expense, net in the Statement of Consolidated Operations. The amounts included in Net periodic benefit cost include costs related to both continuing and discontinued operations.

Pension benefits
In the second quarter ended June 30, 2020 and nine months ended September 30, 2020, the Company undertook a number of actions to reduce pension obligations in the U.K. by offering lump sum payments to certain plan participants and entering into group annuity contracts with a third-party carrier to pay and administer future annuity payments. The Company applied settlement accounting to these U.K. pension plans which resulted in settlement charges of $62 that were recorded in Restructuring and other charges in the Statement of Consolidated Operations in the second quarter ended June 30, 2020 and nine months ended September 30, 2020.
In the third quarter and nine months ended September 30, 2020, the Company also applied settlement accounting to certain Canadian, U.K., and U.S. pension plans due to lump sum payments to participants which resulted in settlement charges of $8 and $10, respectively, that were recorded in Restructuring and other charges.
In the third quarter and nine months ended September 30, 2019, the Company applied settlement accounting to certain U.S. pension plans due to lump sum payments to participants which resulted in settlement charges of $4 and $8, respectively, that were recorded in Restructuring and other charges.
Other postretirement benefits
In the third quarter of 2020, the Company applied curtailment accounting due to a workforce reduction resulting in a decrease in expense of $2 which is recorded in Restructuring and other charges in the Statement of Consolidated Operations.
In the second quarter of 2020, the Company communicated to plan participants that for its U.S. salaried and non-bargained hourly retirees of the Company and its subsidiaries, it would eliminate certain health care subsidies effective December 31, 2021 and that for certain bargained retirees of the Company, it would eliminate certain health care subsidies effective December 31, 2021 and the life insurance benefit effective August 1, 2020. As a result of these changes, in the second quarter ended June 30, 2020 and nine months ended September 30, 2020, the Company recorded a decrease to the Accrued other postretirement benefits liability of $6, which was offset in Accumulated other comprehensive loss.
In the first quarter of 2019, the Company communicated to plan participants that for its U.S. salaried and non-bargained hourly retirees of the Company and its subsidiaries, it would eliminate the life insurance benefit effective May 1, 2019, and certain health care subsidies effective December 31, 2019. As a result of these changes, in the first quarter of 2019, the Company recorded a decrease to the Accrued other postretirement benefits liability of $75, which was offset by a curtailment benefit of $58 (of which $16 was recorded in Restructuring and other charges and $42 in discontinued operations in the Statement of Consolidated Operations) and $17 in Accumulated other comprehensive loss in the Statement of Changes in Consolidated Equity.
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
The estimated annual effective tax rate, before discrete items, applied to ordinary income was 34.5% in both the third quarter and nine months ended September 30, 2020, and 75.8% in both the third quarter and nine months ended September 30, 2019. The 2020 rate was higher than the U.S. federal statutory rate of 21% primarily due to U.S. tax on foreign earnings, incremental state tax and foreign taxes on earnings also subject to U.S. federal income tax, and higher nondeductible expenses. The 2019 rate was higher due to U.S. tax on foreign earnings including estimated U.S. tax on Global Intangible Low-Taxed Income ("GILTI"), nondeductible impairment of certain domestic and foreign long-lived assets, and other nondeductible expenses.
For the third quarter of 2020 and 2019, the tax rate including discrete items was 400.0% (benefit on a relatively small loss) and 64.4% (provision on income), respectively. For the third quarter of 2020, the Company recorded a discrete tax benefit of $41 related to a $36 benefit for a U.S. tax law change as described below, a net $6 benefit for prior year items, and a net $1 charge for other items. For the third quarter of 2019, the Company recorded a discrete tax charge of $14 related to a net $12 charge for prior year items, and a net $2 charge for other items.
For the nine months ended September 30, 2020 and 2019, the tax rate including discrete items was 5.0% (benefit on income) and 33.3% (provision on income), respectively. For the nine months ended September 30, 2020, the Company recorded a discrete tax benefit of $39 related to a $36 benefit for a U.S. tax law change as described below, a $6 charge for the remeasurement of deferred tax balances in various jurisdictions as a result of the Arconic Inc. Separation Transaction, a $5 benefit for stock compensation, a net $2 benefit for prior year items, and a net $2 benefit for other items. For the nine months ended September 30, 2019, the Company recorded a discrete tax benefit of $23 related to a $25 benefit to deduct prior year foreign taxes rather than claim a U.S. foreign tax credit, a $12 benefit to remeasure certain deferred tax assets as a result of a foreign tax rate change, a net $12 charge for prior year items, and a net $2 charge for other items.

The U.S. tax law change, applicable to taxable years beginning in 2018, relates to final regulations issued in July 2020 that provide for an exclusion of certain high-taxed foreign earnings from the calculation of tax on GILTI. The Company intends to amend its 2018 and 2019 U.S. income tax returns to elect the high-tax exclusion, thereby reducing the amount of GILTI in those years and resulting in a discrete tax benefit during the third quarter of 2020.
The tax provisions for the third quarter and nine months ended September 30, 2020 and 2019 were comprised of the following:

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Pre-tax income (loss) at estimated annual effective income tax rate before discrete items	$(4)	$124	$34	$9
Impact of change in estimated annual effective tax rate on previous quarter’s pre-tax income	(2)	(37)	—	—
Interim period treatment of operational losses in foreign jurisdictions for which no tax benefit is recognized	(1)	4	—	18
Other discrete items	(41)	14	(39)	(23)
Provision (benefit) for income taxes	$(48)	$105	$(5)	$4

I. Earnings Per Share
Basic earnings per share ("EPS") amounts are computed by dividing earnings, after the deduction of preferred stock dividends declared, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.
The information used to compute basic and diluted EPS attributable to the Company's common shareholders was as follows (shares in millions):

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss) attributable to common shareholders:
Income (loss) from continuing operations attributable to common shareholders	$36	$58	$105	$8
Income (loss) attributable from discontinued operations	—	37	50	153
Net income (loss) attributable to common shareholders	36	95	155	161
Less: preferred stock dividends declared	(1)	(1)	(2)	(2)
Net income available to the Company's common shareholders - basic	35	94	153	159
Add: Interest expense related to convertible notes	—	3	—	—
Net income available to the Company's common shareholders - diluted	$35	$97	$153	$159

Average shares outstanding - basic	436	436	436	451
Effect of dilutive securities:
Stock options	—	1	—	1
Stock and performance awards	3	5	4	3
Convertible notes(1)	—	15	—	—
Average shares outstanding - diluted	439	457	440	455
(1)The convertible notes matured on October 15, 2019 (see Note O). No shares of the Company’s common stock were issued in connection with the maturity or the final conversion of the convertible notes. As of October 15, 2019, the calculation of average diluted shares outstanding ceased to include the approximately 15 shares of common stock and the corresponding interest expense previously attributable to the convertible notes.
Common stock outstanding at September 30, 2020 and 2019 was 434 and 434, respectively.

The 15 decrease in the average shares outstanding for the nine months ended September 30, 2020 compared to same period in 2019 was primarily due to the 55 of shares repurchased during 2019. As average shares outstanding are used in the calculation for both basic and diluted EPS, the full impact of 2019 share repurchases was not realized in EPS in the nine months ended September 30, 2019, as the share repurchases occurred at varying points during 2019.
The following shares were excluded from the calculation of average shares outstanding – diluted as their effect was anti-dilutive (shares in millions).

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Convertible notes	—	—	—	15
Stock options(1)	3	3	3	3
(1)The weighted average exercise price per share of options excluded from diluted EPS was $26.03 and $32.64 as of September 30, 2020 and September 30, 2019, respectively.
On May 20, 2019, the Company announced that its Board of Directors (the "Board") authorized the repurchase of $500 of the Company's outstanding common stock (the "Share Repurchase Program") by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements or other derivative transactions. There was no stated expiration for the Share Repurchase Program under which the Company may repurchase shares from time to time and pursuant to such terms, as and if it deems appropriate. The Share Repurchase Program may be suspended, modified or terminated at any time without prior notice. During August and September 2020, 2.9 shares were repurchased on the open market at an average price of $17.36 for approximately $51 in cash, including commission. All of the shares repurchased have been retired. After giving effect to the share repurchases made through September 30, 2020, approximately $299 remains available under the prior authorizations by the Board for the Share Repurchase Program. The amount of share repurchases by the Company may be limited under the terms of the Five-Year Revolving Credit Agreement. (See Note O.)

J. Accumulated Other Comprehensive Loss
The following table details the activity of the four components that comprise Accumulated other comprehensive loss:

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Pension and other postretirement benefits (G)
Balance at beginning of period	$(866)	$(2,281)	$(2,732)	$(2,344)
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	(7)	(6)	(66)	60
Tax expense	3	2	11	(13)
Total Other comprehensive income (loss) before reclassifications, net of tax	(4)	(4)	(55)	47
Amortization of net actuarial loss and prior service cost(1)	16	39	133	54
Tax (expense) benefit (2)	(4)	(9)	(24)	(12)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(3)	12	30	109	42
Total Other comprehensive income	8	26	54	89
Transfer to Arconic Corporation	$(22)	—	$1,798	—
Balance at end of period	$(880)	$(2,255)	$(880)	$(2,255)
Foreign currency translation
Balance at beginning of period	$(1,097)	$(587)	$(596)	$(583)
Foreign currency translation	48	(87)	(39)	(91)
Net amount reclassified from Accumulated other comprehensive loss(4)	—	—	14	—
Other comprehensive income (loss)	48	(87)	(25)	(91)
Transfer to Arconic Corporation	—	—	(428)	—
Balance at end of period	$(1,049)	$(674)	$(1,049)	$(674)
Available-for-sale securities
Balance at beginning of period	$—	$—	$—	$(3)
Other comprehensive income (loss)(5)	—	1	—	4
Balance at end of period	$—	$1	$—	$1
Cash flow hedges
Balance at beginning of period	$(5)	$(1)	$(1)	$4
Adoption of accounting standard	—	—	—	(2)
Other comprehensive income (loss):
Net change from periodic revaluations	2	—	(6)	(5)
Tax expense	2	—	2	2
Total Other comprehensive income (loss) before reclassifications, net of tax	4	—	(4)	(3)
Net amount reclassified to earnings	2	2	6	1
Tax expense(2)	(1)	(1)	(1)	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(3)	1	1	5	1
Total Other comprehensive income (loss)	5	1	1	(2)
Balance at end of period	$—	$—	$—	$—

Accumulated other comprehensive loss	$(1,929)	$(2,928)	$(1,929)	$(2,928)
(1)These amounts were recorded in Other expense, net (see Note F).
(2)These amounts were included in Provision (benefit) for income taxes on the Statement of Consolidated Operations.
(3)A positive amount indicates a charge to earnings and a negative amount indicates a benefit to earnings.
(4)Foreign currency translation charges were included in Restructuring and other charges on the Statement of Consolidated Operations due to the sale of foreign entities.
(5)Realized gains and losses were included in Other expense, net on the Statement of Consolidated Operations.

K. Receivables
Sale of Receivables Programs
The Company has two accounts receivable securitization arrangements.
The first is an arrangement with several financial institutions to sell certain customer receivables without recourse on a revolving basis ("Receivables Sale Program"). The sale of such receivables is completed using a bankruptcy remote special purpose entity, which is a consolidated subsidiary of the Company. This arrangement historically provided up to a maximum funding of $400 for receivables sold. The Company maintains a beneficial interest, or a right to collect cash, on the sold receivables that have not been funded (deferred purchase program receivable). In the first quarter of 2020, the Company entered into an amendment to remove subsidiaries of Arconic Corporation from the sale of receivables program in preparation for the Arconic Inc. Separation Transaction and repurchased the remaining $282 unpaid receivables of Arconic Corporation in a non-cash transaction by reducing the amount of the deferred purchase program receivable. This amendment also reduced the maximum funding for receivables sold to $300. Effective September 30, 2020, the concentration limit of one customer may be reduced at the discretion of the financial institutions or automatically upon the downgrade of its debt rating as defined in the Receivables Sale Program agreement. A reduction in the customer's concentration limit would reduce the eligible receivable funding base thereby reducing the amount of future draws available and may also require repayment of a portion of existing draws.
The Company had net cash repayments totaling $153 ($189 in draws and $342 in repayments) for the nine months ended September 30, 2020.
As of September 30, 2020 and December 31, 2019, the deferred purchase program receivable was $53 and $246, respectively, which was included in Other receivables on the accompanying Consolidated Balance Sheet. The deferred purchase program receivable is reduced as collections of the underlying receivables occur; however, as this is a revolving program, the sale of new receivables will result in an increase in the deferred purchase program receivable. The Company services the customer receivables for the financial institutions at market rates; therefore, no servicing asset or liability was recorded.
Cash receipts from customer payments on sold receivables (which are cash receipts on the underlying trade receivables that have been previously sold) as well as cash receipts and cash disbursements from draws and repayments under the program are presented as cash receipts from sold receivables within investing activities in the Statement of Consolidated Cash Flows.
On April 14, 2020, the Company’s credit rating was downgraded by Moody’s Investors Service, Inc., which resulted in a termination event under the provisions of the Receivables Sale Program agreement for which an amendment was executed on May 5, 2020 that cured it. This termination event under the Receivables Sale Program was not an event of default under the Company’s other financing and commercial agreements, including the Credit Agreement.
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
The SPE sold $46 and $123, respectively, of its receivables without recourse and received cash funding under this program during the third quarter and nine months ended September 30, 2020, resulting in derecognition of the receivables from the Company’s consolidated balance sheets. Cash received from collections of sold receivables is used by the SPE to fund additional purchases of receivables on a revolving basis, not to exceed $125, which is the aggregate maximum limit. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which was $28 at September 30, 2020. Costs associated with the sales of receivables are reflected in the Company’s Consolidated statements of operations for the periods in which the sales occur. Cash receipts from sold receivables are presented within Operating Activities in the Statement of Consolidated Cash Flows.
Other Customer Receivable Sales
In the third quarter and nine months ended September 30, 2020, the Company sold $8 and $32 of a certain customer’s receivables in exchange for cash, the proceeds from which are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows. The sale of these customer receivables partially offset the maximum funding reduction resulting from the Arconic Inc. Separation Transaction as well as customer concentration limits within the first accounts receivable securitization arrangement. In the third quarter and nine months ended September 30, 2020, the Company sold another customer’s receivables of $34 and $99 in exchange for cash, the proceeds from which are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows. The sale of these customer receivables was undertaken to offset a change in the customer’s payment patterns (customer had been taking a discount for paying early).

L. Inventories

	September 30, 2020	December 31, 2019
Finished goods	$539	$524
Work-in-process	683	741
Purchased raw materials	326	299
Operating supplies	44	43
Total inventories	$1,592	$1,607

At September 30, 2020 and December 31, 2019, the portion of inventories valued on a last-in, first-out (LIFO) basis was $488 and $503, respectively. If valued on an average-cost basis, total inventories would have been $127 and $133 higher at September 30, 2020 and December 31, 2019, respectively.
M. Properties, Plants, and Equipment, net

	September 30, 2020	December 31, 2019
Land and land rights	$97	$99
Structures	1,016	938
Machinery and equipment	3,816	3,626
	4,929	4,663
Less: accumulated depreciation and amortization	2,560	2,449
	2,369	2,214
Construction work-in-progress	183	415
Properties, plants, and equipment, net	$2,552	$2,629

During the third quarter of 2020, the Company identified a disclosure misclassification related to categories within properties, plants, and equipment at December 31, 2019, and corrected it in the current period by decreasing Land and land rights, Structures, Machinery and equipment, and Accumulated depreciation and amortization by $2, $120, $116, and $171, respectively, and increasing Construction work-in-progress by $67. Management evaluated the disclosure misclassification on previously issued financial statements and concluded that it was not material.

The Company incurred capital expenditures which remain unpaid at September 30, 2020 and 2019 of $29 and $71, respectively, which will result in cash outflows for investing activities in subsequent periods.
N. Leases
Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $17 and $21 in the third quarter of 2020 and 2019, respectively. Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $53 and $64 in the nine months ended September 30, 2020 and 2019, respectively.
Operating lease right-of-use assets and lease liabilities in the Consolidated Balance Sheet were as follows:

	September 30, 2020	December 31, 2019
Right-of-use assets classified in Other noncurrent assets	$119	$125

Current portion of lease liabilities classified in Other current liabilities	36	38
Long-term portion of lease liabilities classified in Other noncurrent liabilities	91	98
Total lease liabilities	$127	$136

O. Debt

	September 30, 2020	December 31, 2019
6.150% Notes, due 2020	—	1,000
5.400% Notes, due 2021	361	1,250
5.870% Notes, due 2022	476	627
5.125% Notes, due 2024	1,250	1,250
6.875% Notes, due 2025	1,200	—
5.900% Notes, due 2027	625	625
6.750% Bonds, due 2028	300	300
5.950% Notes due 2037	625	625
4.750% Iowa Finance Authority Loan, due 2042	250	250
Other (1)	(6)	13
	5,081	5,940
Less: amount due within one year	384	1,034
Total long-term debt	$4,697	$4,906

(1)Includes various financing arrangements related to subsidiaries, unamortized debt discounts and unamortized debt issuance costs related to outstanding notes and bonds listed in the table above.
Public Debt.
On October 15, 2019, the 1.63% Convertible Notes matured in accordance with their terms and the Company repaid in cash the aggregate outstanding principal of $403 together with accrued and unpaid interest.
On April 6, 2020, the Company completed the early redemption of all $1,000 of its 6.150% Notes due 2020 (the "6.150% Notes") and the early partial redemption of $300 of its 5.400% Notes due 2021 (the 5.400% Notes"). Holders of the 6.150% Notes were paid an aggregate of $1,020 and holders of the 5.400% Notes were paid an aggregate of $315, plus accrued and unpaid interest up to, but not including, the redemption date. The Company incurred early termination premium and accrued interest of $35 and $17, respectively, which has been recorded in Interest expense, net during the second quarter ended June 30, 2020 and nine months ended September 30, 2020 in the Statement of Consolidated Operations.
On April 16, 2020, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which became effective automatically (the “Shelf Registration Statement”). The Shelf Registration Statement allows for offerings of debt securities from time to time.
On April 24, 2020, the Company completed an offering of $1,200 aggregate principal amount of 6.875% Notes due 2025, the proceeds of which have been used to fund the cash tender offers noted below and to pay related transaction fees, including applicable premiums and expenses, with the remaining amount to be used for general corporate purposes. The Company incurred deferred financing costs of $14 associated with the issuance in the second quarter of 2020.
On May 21, 2020, the Company completed a cash tender offer and redeemed $589 and $151 of principal amount of the 5.400% Notes due 2021 and its 5.870% Notes due 2022, respectively. The amount of early tender premium and accrued interest and associated with the notes accepted for early settlement were $24 and $4, respectively, which was recorded in Interest expense, net during the second quarter ended June 30, 2020 and nine months ended September 30, 2020 in the Statement of Consolidated Operations.
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

On June 26, 2020, the Company entered into another amendment to its Credit Agreement to provide relief from its existing financial covenant through December 31, 2021 and reduce total commitment available from $1,500 to $1,000. The Company will be required to maintain a ratio of Consolidated Net Debt (as defined in the Credit Agreement) to Consolidated EBITDA (as defined in the Credit Agreement) as of the end of each fiscal quarter for the period of the four fiscal quarters of the Company most recently ended, to be no greater than (i) 5.00 to 1.00 for any quarter ending on or prior to December 31, 2020, (ii) 5.25 to 1.00 for the quarter ending March 31, 2021, (iii) 5.00 to 1.00 for the quarter ending June 30, 2021, (iv) 4.50 to 1.00 for the quarter ending September 30, 2021, and (v) 4.00 to 1.00 for the quarter ending December 31, 2021. The ratio returns to 3.50 to 1.00 for all periods thereafter. Under the amendment to the Credit Agreement, during the covenant relief period from June 30, 2020 through December 31, 2021 (unless the Company ends the covenant relief period earlier in accordance with the amendment), common stock dividends and share repurchases are permitted only if no borrowings are outstanding under the Credit Agreement and are limited to an aggregate amount of $100 through June 30, 2021, with such limit increasing by $150 to an aggregate amount of $250 after June 30, 2021 if the Consolidated Net Debt to Consolidated EBITDA ratio is no greater than 3.75 to 1.00. There were no amounts outstanding at September 30, 2020 or December 31, 2019, and no amounts were borrowed during 2020 or 2019 under the Credit Agreement. At September 30, 2020, the Company was in compliance with all covenants under the Credit Agreement. Availability under the Credit Agreement could be reduced in future periods if the Company fails to maintain the required ratios referenced above.

In addition to the Credit Agreement, the Company has another credit agreement that provided a borrowing capacity of $100 at September 30, 2020 which expired on October 31, 2020. The purpose of any borrowings under this credit arrangement is to provide for working capital requirements and for other general corporate purposes. The covenants contained in this arrangement are the same as the Credit Agreement. During the nine months ended September 30, 2020, there were no borrowings or repayments under this other credit facility.
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

	September 30, 2020		December 31, 2019
	Carrying value	Fair value	Carrying value	Fair value
Long-term debt, less amount due within one year	$4,697	$5,079	$4,906	$5,337
Restricted cash, which was included in Prepaid assets and other current liabilities in the Consolidated Balance Sheet, was $3 and $55 at September 30, 2020 and December 31, 2019, respectively.
Q. Acquisitions and Divestitures
2020 Divestitures
On January 31, 2020, the Company reached an agreement to sell a small manufacturing plant in the U.K. for $12 in cash, subject to working capital and other adjustments. The operating results and assets and liabilities of this plant are included in the Engineered Structures segment. As a result of entering into the agreement to sell, the Company recognized a charge of $12 related to a non-cash impairment of the net book value of the business, primarily properties, plants, and equipment in the first quarter ended March 31, 2020. As the sale is not expected to occur, the Company changed the classification of the assets from held for sale to held for use in the second quarter ended June 30, 2020 and recorded these assets at their lower of carrying value (assuming no initial reclassification for held for sale was made) or fair value. The result was a reversal of $7 related to a non-cash impairment in the second quarter of 2020. These charges were recorded in Restructuring and other charges in the Statement of Consolidated Operations.
2019 Divestitures
On December 1, 2019, the Company completed the sale of its forgings business in the U.K. for $64 in cash, which resulted in a loss on sale of $46 that was recognized in 2019 (of which $43 and $3 was recognized in the third quarter and fourth quarter of 2019, respectively) and an incremental charge of $6 related to certain post-closing adjustments in the first quarter ended March 31, 2020 and nine months ended September 30, 2020. These charges were recorded in Restructuring and other charges in the Statement of Consolidated Operations. Of the cash proceeds received, $53 was recorded as Restricted cash within Prepaid expenses and other current assets on the Consolidated Balance Sheet at December 31, 2019 as its use is subject to restriction by the U.K. pension authority until certain U.K. pension plan changes were made and approved. In the second quarter of 2020, the restriction was removed, and the proceeds were reclassified to Cash and cash equivalents. The forgings business primarily produced steel, titanium, and nickel based forged components for aerospace, mining, and off-highway markets and its operating results and assets and liabilities were included in the Engine Products segment. The sale remains subject to certain remaining post-closing adjustments. This business generated third-party sales of $30 and $95 in the third quarter and nine months ended September 30, 2019, respectively, and had 540 employees at the time of divestiture.
On May 31, 2019, the Company sold a small additive manufacturing facility within the Engineered Structures segment for $1 in cash, which resulted in a loss of $13 in the second quarter ended June 30, 2019 and nine months ended September 30, 2019 related to the non-cash impairment of the net book value of the business recorded in Restructuring and other charges in the Statement of Consolidated Operations.
On August 15, 2019, the Company sold inventories and properties, plants and equipment related to a small energy business within the Engineered Structures segment for $13 in cash. As the sale was substantially complete as of June 30, 2019, and the sale price was estimated to be less than the carrying value, the Company recognized a charge of $9 in the second quarter ended June 30, 2019 and nine months ended September 30, 2019 related to inventory impairment and recorded the charge in Cost of goods sold in the Statement of Consolidated Operations.
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
The Company’s remediation reserve balance was $9 at September 30, 2020 and $8 at December 31, 2019, recorded in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet (of which $4 and $3, respectively, were classified as a current liability), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Payments related to remediation expenses applied against the reserve were less than $1 in the third quarter and nine months ended September 30, 2020 which includes expenditures currently mandated, as well as those not required by any regulatory authority or third party.
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
As previously reported, in July 2013, following a Spanish corporate income tax audit covering the 2006 through 2009 tax years, an assessment was received mainly disallowing certain interest deductions claimed by a Spanish consolidated tax group owned by the Company. In August 2013, the Company filed an appeal of this assessment in Spain’s Central Tax Administrative Court, which was denied in January 2015. The Company filed another appeal in Spain’s National Court in March 2015 which was denied in July 2018. The National Court’s decision requires the assessment for the 2006 through 2009 tax years to be reissued to take into account the outcome of the 2003 to 2005 audit which was closed in 2017. The Company estimates the revised assessment to be $181 (€155), including interest.
In March 2019, the Supreme Court of Spain accepted the Company's petition to review the National Court’s decision, and the Company filed a formal appeal of the assessment. On October 13, 2020, the Supreme Court reviewed the assessment on its merits, and a final decision is expected to be rendered before the end of the year. In the event the Company receives an unfavorable ruling from the Supreme Court of Spain, a portion of the assessment may be offset with existing net operating losses and tax credits available to the Spanish consolidated tax group in existence during the audit period.
In the third quarter of 2018, the Company established an income tax reserve and an indemnification receivable representing Alcoa Corporation’s 49% share of the liability. Pursuant to the Tax Matters Agreement with Arconic Corporation, as of the second quarter of 2020 the Company established an additional income tax receivable representing Arconic Corporation's 34% share of the total liability. As of September 30, 2020, the balances of the Company's reserve, including interest, and the receivables are $63 (€54) and $52 (€45), respectively.
The tax years 2010 through 2013 are closed to audit. In July 2020, a Spanish corporate income tax audit covering the tax years 2014 through 2018 commenced. Any potential assessment for the tax period open to audit is not expected to be material to the Company’s consolidated operations.
Reynobond PE
Prior to the Arconic Inc. Separation Transaction on April 1, 2020, the Company was known as Arconic Inc. References to “Arconic Inc.” in this “Reynobond PE” section refer to Arconic Inc. only and do not include its subsidiaries, except as otherwise stated.
On June 13, 2017, the Grenfell Tower in London, U.K. caught fire resulting in fatalities, injuries and damage. A French subsidiary of Arconic Inc., Arconic Architectural Products SAS (AAP SAS) (now a subsidiary of Arconic Corporation), supplied a product, Reynobond PE, to its customer, a cladding system fabricator, which used the product as one component of the overall cladding system on Grenfell Tower. The fabricator supplied its portion of the cladding system to the façade installer, who then completed and installed the system under the direction of the general contractor. Neither Arconic Inc. nor AAP SAS was involved in the design or installation of the system used at the Grenfell Tower, nor did it have a role in any other aspect of the building’s refurbishment or original design. Regulatory investigations into the overall Grenfell Tower matter are being conducted, including a criminal investigation by the London Metropolitan Police Service (the “Police”), a Public Inquiry by the British government and a consumer protection inquiry by a French public authority. The Public Inquiry was announced by the U.K. Prime Minister on June 15, 2017 and subsequently was authorized to examine the circumstances leading up to and surrounding the Grenfell Tower fire in order to make findings of fact and recommendations to the U.K. Government on matters such as the design, construction and modification of the building, the role of relevant public authorities and contractors, the implications of the fire for the adequacy and enforcement of relevant regulations, arrangements in place for handling emergencies and the handling of concerns from residents, among other things. Hearings for Phase 1 of the Public Inquiry began on May 21, 2018 and concluded on December 12, 2018. Phase 2 hearings of the Public Inquiry began in early 2020, following which a final report will be written and subsequently published. AAP SAS is participating as a Core Participant in the Public Inquiry and is also cooperating with the ongoing parallel investigation by the Police. The Company no longer sells the PE product for architectural use on buildings. Given the preliminary nature of these investigations and the uncertainty of potential future litigation, the Company cannot reasonably estimate at this time the likelihood of an unfavorable outcome or the possible loss or range of losses in the event of an unfavorable outcome.
Pursuant to the Separation and Distribution Agreement, Arconic Corporation agreed to indemnify the Company for certain liabilities and the Company agreed to indemnify Arconic Corporation for certain liabilities. As a result of the Arconic Inc. Separation Transaction, Arconic Corporation holds the building and construction systems businesses previously held by the Company and AAP SAS is a subsidiary of Arconic Corporation; accordingly, Arconic Corporation has agreed to assume and indemnify the Company against potential liabilities associated with the June 13, 2017 fire at the Grenfell Tower in London, U.K., including the following legal proceedings in which Arconic Inc. and/or its then directors were named as parties:
Behrens et al. v. Arconic Inc. et al. On June 6, 2019, 247 plaintiffs comprised of survivors and estates of decedents of the Grenfell Tower fire filed a complaint against “Arconic Inc., Alcoa Inc. and Arconic Architectural Products, LLC” (collectively, for purposes of the description of such proceeding, the “Arconic Defendants”), as well as Saint-Gobain Corporation, d/b/a Celotex and Whirlpool Corporation alleging claims under Pennsylvania state law for products liability and wrongful death related to the fire. In particular, the plaintiffs allege that the Arconic Defendants knowingly supplied a dangerous product ("Reynobond PE") for installation on the Grenfell Tower despite knowing that Reynobond PE was unfit for use above a certain height. The case was removed to the United States District Court for the Eastern District of Pennsylvania. Defendants moved to dismiss the case on numerous grounds, including forum non conveniens. Defendant Saint-Gobain Corporation was subsequently voluntarily dismissed from the case. On September 16, 2020, the court issued an order granting the remaining Defendants’ motion to dismiss on forum non conveniens grounds. Plaintiffs subsequently filed a motion for reconsideration of the judgment and Defendants are preparing a response.
Howard v. Arconic Inc. et al. A purported class action complaint related to the Grenfell Tower fire was filed on August 11, 2017 in the United States District Court for the Western District of Pennsylvania against Arconic Inc. and Klaus Kleinfeld. A related purported class action complaint was filed in the United States District Court for the Western District of Pennsylvania

on September 15, 2017, under the caption Sullivan v. Arconic Inc. et al., against Arconic Inc., three former Arconic Inc. executives, several current and former directors, and certain banks. Howard and Sullivan were subsequently consolidated and the lead plaintiffs in the consolidated purported class action filed a consolidated amended complaint alleging violations of the federal securities laws and seeking, among other things, unspecified compensatory damages and an award of attorney and expert fees and expenses. After the court granted the defendants’ motion to dismiss in full, the lead plaintiffs filed a second amended complaint, and all defendants have moved to dismiss the second amended complaint.
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
Stockholder Demands. Prior to the Arconic Inc. Separation Transaction, the Board of Directors also received letters, purportedly sent on behalf of stockholders, reciting allegations similar to those made in the federal court lawsuits and demanding that the Board authorize the Company to initiate litigation against members of management, the Board and others. The Board of Directors appointed a Special Litigation Committee of the Board to review, investigate, and make recommendations to the Board regarding the appropriate course of action with respect to these stockholder demand letters. On May 22, 2019, the Special Litigation Committee, following completion of its investigation into the claims demanded in the demand letters, recommended to the Board that it reject the demands to authorize commencement of litigation. On May 28, 2019, the Board adopted the Special Litigation Committee’s findings and recommendations and rejected the demands that it authorize commencement of actions to assert the claims set forth in the demand letters.
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
Commitments
Guarantees
At September 30, 2020, the Company had outstanding bank guarantees related to tax matters, outstanding debt, workers’ compensation, environmental obligations, energy contracts, and customs duties, among others. The total amount committed under these guarantees, which expire at various dates between 2020 and 2040, was $26 at September 30, 2020.
In addition, pursuant to the Separation and Distribution Agreement between the Company and Alcoa Corporation, the Company was required to provide a guarantee for an energy supply agreement at an Alcoa Corporation facility that expires in 2047. This guarantee had a fair value of $17 and $9 at September 30, 2020 and December 31, 2019, respectively, and was included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. The Company was required to provide a guarantee up to an estimated present value of approximately $1,183 and $1,353 at September 30, 2020 and December 31, 2019, respectively. For this guarantee, subject to its provisions, the Company is secondarily liable in the event of a payment default by Alcoa Corporation. The Company currently views the risk of an Alcoa Corporation payment default on its obligations under the contract to be remote.
Letters of Credit
The Company has outstanding letters of credit, primarily related to workers’ compensation, environmental obligations, and leasing obligations. The total amount committed under these annual letters of credit, which expire and automatically renew at various dates in 2020 and 2021, was $105 at September 30, 2020.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company was required to retain letters of credit of $54 (which are included in the $105 in the above paragraph) that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation

workers’ compensation claims which occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation and letter of credit fees paid by the Company are being proportionally billed to and are being reimbursed by Arconic Corporation and Alcoa Corporation. Also, the Company was required to provide letters of credit for certain Arconic Corporation environmental obligations and, as a result, the Company has $29 of outstanding letters of credit relating to liabilities (which are included in the $105 in the above paragraph). $13 of these outstanding letters of credit are pending cancellation and will be deemed cancelled once returned by the beneficiary. Arconic Corporation has issued surety bonds to cover these environmental obligations. Arconic Corporation is being billed for these letter of credit fees paid by the Company, and will reimburse the Company for any payments made under these letters of credit.
Surety Bonds
The Company has outstanding surety bonds, primarily related to tax matters, contract performance, workers’ compensation, environmental-related matters, and customs duties. The total amount committed under these annual surety bonds, which expire and automatically renew at various dates, primarily in 2020, was $43 at September 30, 2020.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company was required to provide surety bonds of $26 (which are included in the $43 in the above paragraph) that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims which occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation claims paid and surety bond fees paid by the Company are being proportionately billed to and are being reimbursed by Arconic Corporation and Alcoa Corporation.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per share amounts)
Overview
On April 1, 2020, Howmet Aerospace Inc. (formerly known as Arconic Inc.) (“Howmet” or the “Company”) completed the previously announced separation of its business into two independent, publicly-traded companies (the “Arconic Inc. Separation Transaction”). Following the Arconic Inc. Separation Transaction, Arconic Corporation holds the Global Rolled Products businesses (global rolled products, aluminum extrusions, and building and construction systems) previously held by the Company. The Company retained the Engineered Products and Forgings businesses (Engine Products, Engineered Structures, Fastening Systems, and Forged Wheels).
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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations excludes the historical results of Arconic Corporation, as the Arconic Inc. Separation Transaction took place on April 1, 2020. The financial results of Arconic Corporation for all periods prior to the Arconic Inc. Separation Transaction have been retrospectively reflected in the Statement of Consolidated Operations as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. In addition, the related assets and liabilities associated with Arconic Corporation in the December 2019 Consolidated Balance Sheet are classified as assets and liabilities of discontinued operations. The cash flows, comprehensive income, and equity related to Arconic Corporation have not been segregated and are included in the Statement of Consolidated Cash Flows, Statement of Consolidated Comprehensive Income and Statement of Changes in Consolidated Equity, respectively, for all periods prior to the Arconic Inc. Separation Transaction.
COVID-19
Year to date, the Company derived approximately 70% of its revenue from products sold to the aerospace end-market. As a result of COVID-19 and its impact on the aerospace industry to-date, the possibility exists that there could be a sustained impact to our operations and our financial results. Since the start of the pandemic, certain original equipment manufacturer (“OEM”) customers have suspended manufacturing operations in North America and Europe on a temporary basis. While the pandemic has resulted in temporary closure of a small number of the Company's manufacturing facilities, all of our manufacturing facilities are currently operating. Since the duration of the pandemic is uncertain, the Company is taking a series of actions to address the financial impact, including announcing certain headcount reductions and reducing certain cash outflows, by suspending our dividends and reducing the levels of our capital expenditures to preserve cash and maintain liquidity. For additional information regarding the risks of COVID-19 on our business, see the section entitled “Item 1A. Risk Factors — Our business, results of operations, financial condition and/or cash flows have been and could continue to be materially adversely affected by the effects of widespread public health epidemics/pandemics, including COVID-19, that are beyond our control.”
Results of Operations
Earnings Summary:
Sales. Sales were $1,134 in the third quarter of 2020 compared to $1,794 in the third quarter of 2019 and $4,021 in the nine months ended September 30, 2020 compared to $5,364 in the nine months ended September 30, 2019. The decrease of $660, or 37%, in the third quarter of 2020 and $1,343, or 25%, in the nine months ended September 30, 2020, was primarily due to lower volumes in the commercial aerospace and commercial transportation markets driven by the impacts of COVID-19 and 737 MAX production declines along with a decrease in sales of $30 for the third quarter of 2020 and $95 for the nine months ending September 30, 2020 from the divestiture of the forgings business in the U.K. in December 2019, all partially offset by growth in the defense aerospace and industrial gas turbine markets as well as favorable product pricing.
Cost of goods sold (COGS). COGS as a percentage of Sales was 79.4% in the third quarter of 2020 compared to 73.4% in the third quarter of 2019 and was 74.8% in the nine months ended September 30, 2020 compared to 73.5% in the nine months ended September 30, 2019. The increase in the third quarter of 2020 was primarily due to lower volumes and the impacts of COVID-19. In the third quarter of 2020, the Company incurred costs related to fires at two plants of $7. The increase in the nine months ended September 30, 2020 was primarily due to the impacts of COVID-19 and lower volumes in the second and third quarter, partially offset by the impairment of energy business assets of $9 in the second quarter of 2019, and favorable pricing. In the second quarter ended June 30, 2020 and nine months ended September 30, 2020, the Company submitted an insurance claim related to a plant fire and received a partial settlement of $10, which was in excess of its $10 insurance deductible which has already been met. The Company anticipates charges of approximately $5 to $10 in the fourth quarter of 2020, with additional impacts in subsequent quarters as the businesses continue to recover from the fires.
Selling, general administrative, and other expenses (SG&A). SG&A expenses were $66 in the third quarter of 2020 compared to $89 in the third quarter of 2019 and $219 in the nine months ended September 30, 2020 compared to $307 in the nine months ended September 30, 2019. The decrease of $23, or 26%, in the third quarter of 2020 and $88, or 29%, in the nine months ended September 30, 2020, was primarily due to lower costs driven by overhead cost reductions and lower net legal and other advisory costs related to Grenfell Tower primarily due to insurance reimbursements, partially offset by higher costs associated with the Arconic Inc. Separation Transaction through June 30, 2020.
Research and development expenses (R&D). R&D expenses were $5 in the third quarter of 2020 compared to $6 in the third quarter of 2019 and $13 in the nine months ended September 30, 2020 compared to $22 in the nine months ended September 30, 2019. The decrease of $1, or 17%, in the third quarter of 2020 and $9, or 41%, in the nine months ended September 30, 2020, was primarily due to the consolidation of the Company's primary R&D facility in conjunction with ongoing cost reduction efforts.
Restructuring and other charges. Restructuring and other charges was $22 in the third quarter of 2020 compared to $56 in the third quarter of 2019 or a decrease of $34; and was $166 in the nine months ended September 30, 2020 compared to $572 in the nine months ended September 30, 2019 or a decrease of $406. The decrease for the nine months ended September 30, 2020 was primarily due to a charge for impairment of a long-lived asset group of $428 and a loss on sale of an additives business of $12 both of which occurred in the second quarter of 2019, as well as a decrease in severance cost reversals of $8 and a decrease in lease termination costs of $12; which were partially offset by a net increase related to pension and other postretirement benefit settlement accounting of $74, an increase in layoff charges of $25 and charges related to an impairment of assets associated with agreements to sell two businesses in the United Kingdom of $11 in the nine months ended September 30, 2020. See Note E to the Consolidated Financial Statements for additional detail.
Interest expense, net. Interest expense, net was $77 in the third quarter of 2020 compared to $85 in the third quarter of 2019 and $305 in the nine months ended September 30, 2020 compared to $256 in the nine months ended September 30, 2019. The decrease of $8, or 9%, in the third quarter of 2020 was the result of a reduced level of debt during the quarter, while the increase of $49, or 19%, in the nine months ended September 30, 2020, were primarily due to a $59 premium paid on the early redemption of debt, partially offset by a reduced average level of debt for the nine months ended September 30, 2020.
Other expense, net. Other expense, net was $8 in the third quarter of 2020 compared to $8 in the third quarter of 2019. Changes in other expense, net in the third quarter of 2020 were primarily due to a $13 favorable change in foreign currency, completely offset by a reduction in interest income of $5, higher deferred compensation of $3 along with an increase of $5 related to various smaller items. Other expense, net was less than $1 for the nine months ended September 30, 2020 compared to $26 expense for the nine months ended September 30, 2019. The lower expense of $26, or 100% was due to lower deferred compensation of $15, favorable foreign currency movements of $21 and various small items of $6, partially offset by lower interest income of $16.
Provision for income taxes. The tax rate including discrete items was 400.0% (benefit on a small loss) in the third quarter of 2020 compared to 64.4% (provision on income) in the third quarter of 2019. A discrete tax benefit of $41 was recorded in the third quarter of 2020 compared to a discrete tax charge of $14 in the third quarter of 2019. The estimated annual effective tax rate, before discrete items, applied to ordinary income was 34.5% in the third quarter of 2020 compared to 75.8% in the third quarter of 2019. See Note H to the Consolidated Financial Statements.
Income from Continuing and Discontinued Operations Income (loss) from continuing operations was $36, or $0.08 per diluted share, in the third quarter of 2020 compared to $58, or $0.13 per diluted share, in the third quarter of 2019, and $105, or $0.23 per diluted share, in the nine months ended September 30, 2020, compared to $8, or $0.01 per diluted share, in the nine months ended September 30, 2019. The decrease of $22 in the third quarter of 2020 is primarily related to the reduction of operating income of $183 due to lower volumes and the impact of COVID-19 along with a decrease in interest of $8, partially offset by a decrease in the Provision for income taxes of $153 (decreased from a charge of $105 to a benefit of $48). The increase of $97 in the nine months ended September 30, 2020 was primarily due to lower Restructuring and other charges of $406, reflecting the $428 impairment of a long-lived asset group taken in the second quarter of 2019, along with lower Selling, general, administrative and other expenses of $88 related to primarily overhead cost reductions, partially offset by lower volumes and the impacts of COVID-19.
There was no Income from discontinued operations for the third quarter of 2020 compared to $37 or $0.08 per diluted share for the third quarter of 2019. Income from discontinued operations was $50 or $0.11 per diluted share for the nine months ended September 30, 2020 compared to $153 or $0.34 per diluted share for the nine months ended September 30, 2019. See details of discontinued operations in Note B to the Consolidated Financial Statements.
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
The Company produces aerospace engine parts and components and aerospace fastening systems for Boeing 737 MAX ("737 MAX") airplanes. The temporary reduction in the production rate of the 737 MAX airplanes that was announced by Boeing in April 2019 did not have a significant impact on the Company's sales or segment operating profit in 2019. In late December 2019, Boeing announced a temporary suspension of production of the 737 MAX airplanes. This decline in production had a negative impact on sales and segment operating profit in the Engine Products, Fastening Systems and Engineered Structures segments in the third quarter and nine months ended September 30, 2020. The Company expects the reduction in 737 MAX production rates to continue to have a negative impact on its financial performance for the remainder of 2020.
Engine Products

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Third-party sales	$485	$844	$1,851	$2,492
Intersegment sales	1	1	4	9
Total sales	$486	$845	$1,855	$2,501
Segment operating profit	39	161	309	465

Third-party sales for the Engine Products segment decreased $359, or 43%, in the third quarter of 2020 compared to the third quarter of 2019, primarily due to lower volumes in the commercial aerospace end market driven by COVID-19 and 737 MAX production declines and a decrease in sales of $30 from the divestiture of the forgings business in the U.K. (December 2019) (see Note Q to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q), partially offset by higher volumes in the defense aerospace and industrial gas turbines end markets, as well as price increases.
Third-party sales for the Engine Products segment decreased $641, or 26% for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to lower volumes in the commercial aerospace end market driven by COVID-19 and 737 MAX production declines and a decrease in sales of $95 from the divestiture of the forgings business in the U.K. (December 2019) (see Note Q to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q), partially offset by higher volumes in the industrial gas turbines and defense aerospace end markets as well as price increases.
Segment operating profit for the Engine Products segment decreased $122, or 76%, in the third quarter of 2020 compared to the third quarter of 2019, primarily due to lower commercial aerospace volumes and COVID-19 productivity impacts, partially offset by cost reductions, price increases, and favorable volumes in the industrial gas turbines and defense aerospace end markets.
Segment operating profit for the Engine Products segment decreased $156, or 34%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to lower commercial aerospace volumes and

COVID-19 productivity impacts, partially offset by cost reductions, price increases and favorable volumes in the industrial gas turbines and defense aerospace end markets.
Fastening Systems

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Third-party sales	$271	$391	$982	$1,185
Segment operating profit	33	102	199	297
Third-party sales for the Fastening Systems segment decreased $120, or 31%, in the third quarter of 2020 compared to the third quarter of 2019, primarily due to lower volumes in the commercial transportation and commercial aerospace end markets driven by COVID-19 and 737 MAX production declines.
Third-party sales for the Fastening Systems segment decreased $203, or 17%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to lower volumes in the commercial transportation and commercial aerospace end markets driven by COVID-19 and 737 MAX production declines.
Segment operating profit for the Fastening Systems segment decreased $69, or 68%, in the third quarter of 2020 compared to the third quarter of 2019, primarily due to lower volumes and COVID-19 productivity impacts, partially offset by cost reductions and favorable product pricing.
Segment operating profit for the Fastening Systems segment decreased $98 or 33%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to lower volumes and COVID-19 productivity impacts, partially offset by cost reductions.
Engineered Structures

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Third-party sales	$206	$318	$710	$943
Intersegment sales	1	4	6	10
Total sales	$207	$322	$716	$953
Segment operating profit	10	40	57	81
Third-party sales for the Engineered Structures segment decreased $112, or 35%, in the third quarter of 2020 compared to the third quarter of 2019, primarily due to lower volumes in the commercial aerospace end market driven by COVID-19 and Boeing 787 and 737 MAX production declines, partially offset by price increases.
Third-party sales for the Engineered Structures segment decreased $233, or 25%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to lower volumes in the commercial aerospace end market driven by COVID-19 and Boeing 787 and 737 MAX production declines, partially offset by price increases.
Segment operating profit for the Engineered Structures segment decreased $30, or 75%, in the third quarter of 2020 compared to the third quarter of 2019, primarily due to lower volumes and COVID-19 productivity impacts, partially offset by cost reductions and price increases.
Segment operating profit for the Engineered Structures segment decreased $24 or 30%, for the nine months ended September 30, 2020 compared to nine months ended September 30, 2019, primarily due to lower volumes and COVID-19 productivity impacts, partially offset by cost reductions, price increases and intentional product exits.
Forged Wheels

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Third-party sales	$172	$241	$476	$752
Segment operating profit	35	60	91	193

Third-party sales for the Forged Wheels segment decreased $69, or 29%, in the third quarter of 2020 compared to the third quarter of 2019, primarily due to lower volumes in the commercial transportation market driven by market softness and COVID-19.
Third-party sales for the Forged Wheels segment decreased $276, or 37%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to lower volumes in the commercial transportation market driven by market softness and COVID-19    .
Segment operating profit for the Forged Wheels segment decreased $25, or 42%, in the third quarter of 2020 compared to the third quarter of 2019, primarily due to lower volumes and COVID-19 productivity impacts, partially offset by cost reductions.
Segment operating profit for the Forged Wheels segment decreased $102, or 53%, for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, primarily due to lower volumes and COVID-19 productivity impacts, partially offset by cost reductions.
Reconciliation of Total segment operating profit to Income (loss) from continuing operations before income taxes

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2020	2019	2020	2019
Total segment operating profit	$117	$363	$656	$1,036
Unallocated amounts:
Restructuring and other charges	(22)	(56)	(166)	(572)
Corporate expense	(22)	(51)	(85)	(170)
Consolidated operating income	$73	$256	$405	$294
Interest expense, net	(77)	(85)	(305)	(256)
Other expense, net	(8)	(8)	—	(26)
Income (loss) from continuing operations before income taxes	$(12)	$163	$100	$12
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
Environmental Matters
See the Environmental Matters section of Note R to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Subsequent Events
See Note S to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q for subsequent events.
Liquidity and Capital Resources
During the third quarter ended September 30, 2020, the Company identified a misclassification in the presentation of changes in accounts payable and capital expenditures in its previously issued Statement of Consolidated Cash Flows, and has revised its Statement of Consolidated Cash Flows for the nine months ended September 30, 2019. See Note A to the Consolidated Financial Statements for additional detail.
Operating Activities
Cash (used for) provided by operations was ($142) in the nine months ended September 30, 2020, compared to $17 in the nine months ended September 30, 2019. The increase in cash used for operations of $159, or 935%, was primarily due to lower operating results of $569, partially offset by lower working capital of $299 and lower pension contributions of $107. The components of the change in working capital included favorable changes in receivables of $840, and inventories of $50, offset by accounts payable of $437, accrued expenses of $87, taxes, including income taxes of $51, and prepaid expenses and other current assets of $16.
Financing Activities
Cash used for financing activities was $339 in the nine months ended September 30, 2020 compared to $1,144 in the nine months ended September 30, 2019. The decrease in cash used for financing activities of $805, or 70%, was primarily due to a decrease in the repurchase of common stock of $1,049 and an increase in debt issued of $2,100, which were partially offset by an increase in long-term debt redemptions of $1,738, cash distributed to Arconic Corporation at the Arconic Inc. Separation Transaction of $500, debt issuance costs of $61 and premiums paid on the redemption of debt of $59.
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
The Company's credit ratings from the three major credit rating agencies are as follows:

	Long-Term Debt	Short-Term Debt	Outlook	Date of Last Update
Standard and Poor’s	BB+	B	Negative	September 9, 2020
Moody’s	Ba3	Speculative Grade Liquidity-2	Negative	April 23, 2020
Fitch	BBB-	B	Stable	April 22, 2020
Investing Activities
Cash provided from investing activities was $152 in the nine months ended September 30, 2020 compared to $171 in the nine months ended September 30, 2019. The decrease of cash provided from investing activities of $19, or 11%, was primarily due to a decrease in Cash receipts from sold receivables of $372, and lower sales of fixed-income securities of $47, partially offset by a decrease in capital expenditures of $312 and the sale of assets and business of $87 primarily related to the sale of a hard extrusions plant in South Korea and an aluminum rolling mill in Brazil in the first quarter of 2020 (both of which related to Arconic Corporation) compared to the sale of a small additives business and inventory and properties, plants and equipment of a small energy business within the Engineered Structures segment in the second and third quarters of 2019, respectively.
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
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. For the third quarter of 2020, Howmet had four reporting units (Engine Products, Fastening Systems, Engineered Structures and Forged Wheels).
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
In the second and third quarters of 2020, there were no indicators of impairment identified for the Engineered Structures reporting unit as the margin between fair value of the reporting unit and carrying value exceeded 20%. As such, the fair values of all of our reporting units substantially exceeded their carrying values at September 30, 2020. If our actual results or external market factors decline significantly from management’s estimates, future goodwill impairment charges may be necessary and could be material.
Recently Adopted and Recently Issued Accounting Guidance
See Note C to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Forward-Looking Statements
This report contains statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Howmet’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, forecasts and expectations relating to the growth of the aerospace, commercial transportation and other end markets; statements and guidance regarding future financial results or operating performance; statements regarding future strategic actions; and statements about Howmet’s strategies, outlook, business and financial prospects, including share repurchases, which may be subject to market conditions, legal requirements and other considerations. These statements reflect beliefs and assumptions that are based on Howmet’s perception of historical trends, current conditions and expected future developments, as well as other factors Howmet believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict, which could cause actual results to differ materially from those indicated by these statements. Such risks and uncertainties include, but are not limited to: (a) the impact of the separation of Arconic Corporation from Howmet on the businesses of Howmet; (b) deterioration in global economic and financial market conditions generally including as a result of pandemic health issues (including COVID-19 and its effects, among other things, on global supply, demand, and distribution disruptions as the COVID-19 outbreak continues and results in an increasingly prolonged period of travel, commercial and/or other similar restrictions and limitations); (c) unfavorable changes in the markets served by Howmet; (d) the inability to achieve the level of revenue growth, cash generation, cost savings, improvement in profitability and margins, fiscal discipline, or strengthening of competitiveness and operations anticipated or targeted; (e) competition from new product offerings, disruptive technologies or other developments; (f) political, economic, and regulatory risks relating to Howmet’s global operations, including compliance with U.S. and foreign trade and tax laws, sanctions, embargoes and other regulations; (g) manufacturing difficulties or other issues that impact product performance, quality or safety; (h) Howmet’s inability to realize expected benefits, in each case as planned and by targeted completion dates, from acquisitions, divestitures, facility closures, curtailments, expansions, or joint ventures; (i) the impact of potential cyber attacks and information technology or data security breaches; (j) the loss of significant customers or adverse changes in customers’ business or financial conditions; (k) adverse changes in discount rates or investment returns on pension assets; (l) the impact of changes in raw material prices (including but not limited to aluminum and nickel prices) and foreign currency exchange rates on costs and results; (m) the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation, which can expose Howmet to substantial costs and liabilities; (n) the possible impacts and our preparedness to respond to implications of COVID-19; and (o) the other risk factors summarized in Howmet’s Form 10-K for the year ended December 31, 2019, Form 10-Q for the quarter ended March 31, 2020, Form 10-Q for the quarter ended June 30, 2020 and other reports filed with the U.S. Securities and Exchange Commission. Market projections are subject to the risks discussed above and other risks in the market. Howmet disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.

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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
See Note R to the Consolidated Financial Statements in Part I Item 1 of this Form 10-Q.
Item 1A. Risk Factors.
Howmet’s business, financial condition and results of operations may be impacted by a number of factors. In addition to the factors discussed elsewhere in this report, in Part I, Item 1A of Howmet’s Annual Report on Form 10-K for the year ended December 31, 2019, Part II, Item 1A. of Howmet’s Quarterly Reports on Form 10-Q for the quarters ended June 30, 2020 and March 31, 2020, and in other reports filed by Howmet with the Securities and Exchange Commission, the following risks and uncertainties, updated from and in addition to those in the Form 10-K and Forms 10-Q, could materially harm its business, financial condition or results of operations, including causing Howmet’s actual results to differ materially from those projected in any forward-looking statements. Additional risks and uncertainties not presently known to Howmet or that Howmet currently deems immaterial also may materially adversely affect the Company in future periods.
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
•Customer and supplier risks: We have limited visibility into future demand given the disruptions resulting from COVID-19. The sharp decrease in air travel resulting from the COVID-19 outbreak and the measures governments and private organizations worldwide have implemented in an attempt to contain its spread is adversely affecting, and will likely continue to adversely affect, airlines and airframers and their respective demand for our customers’ products and services. Aircraft manufacturers are reducing production rates due to fewer expected aircraft deliveries and, as a result, demand for products in the original equipment manufacturer market has significantly decreased. Several of our aerospace and commercial transportation customers have temporarily suspended operations at certain production sites, reduced operations and production rates and/or taken cost-cutting actions, the duration and extent of which we cannot predict, including, but not limited to, General Electric Company, Raytheon Technologies Corporation and The Boeing Company, which represented approximately 11%, 9% and 8%, respectively, of our third-party sales for the nine months ended September 30, 2020. Due to these cost-cutting measures and others, we are experiencing, and expect to continue experiencing, lower demand and volume for products and services, customer requests for potential payment deferrals, pricing concessions or other contract modifications, delays of deliveries and the achievement of other billing milestones. COVID-19 may also limit the ability of our counterparties generally to perform their obligations to us, including, but not limited to, our customers’ ability to make timely payments to us. These trends may lead to charges, impairments and other adverse financial impacts over time, as noted above, as we have historically depended upon the strength of these industries, particularly the aerospace industry. In addition, the ongoing COVID-19 pandemic may negatively impact customer contract negotiations, including the ability to negotiate acceptable terms in contract renewal negotiations and our ability to obtain new customers. Similarly, our suppliers may not have the materials, capacity, or capability to manufacture our products according to our schedule and specifications. To date, we have not experienced significant disruption to our supply chain. If our suppliers’ operations were to be impacted, we may need to seek alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers, each of which would affect our business, results of operations, financial condition and/or cash flows. The duration of the current disruptions to our customers and to our supply chain, and related financial impact to us, cannot be estimated at this time. Should such disruption continue for an extended period of time, the impact will have a material adverse effect on our business, results of operations, financial condition and/or cash flows. Ultimately, the demand for our products is, in turn, driven by demand for transportation and for people to travel within and between various countries around the world. Should the COVID-19 outbreak cause a long term deterioration in demand for transportation or travel due to fear or anxiety related to health concerns, governmental restriction, economic hardships, or increased use of electronic communication technologies embraced during the COVID-19 related shutdowns, the effects of the COVID-19 virus on our business may extend well beyond the COVID-19 current health crisis and immediate related governmental actions.
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

The COVID-19 pandemic may also exacerbate other risks disclosed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019 and Part II, Item 1A. Risk Factors in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, including, but not limited to, risks related to global economic conditions, competition, loss of customers, costs of supplies, manufacturing difficulties and disruptions, investment returns, our credit profile, our credit ratings and interest rates. We expect that the longer the period of disruption from COVID-19 continues, the more material the adverse impacts will be on our business operations, financial performance, results of operations and/or cash flows. In addition, the COVID-19 pandemic may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks to our business, results of operations, financial conditions and/or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to the Company’s open-market repurchases of its common stock during the quarter ended September 30, 2020:

	(in millions except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)(2)
July 1 - July 31, 2020	—	----	—	$350.0
August 1 - August 31, 2020	31,755	$18.59	31,755	$349.4
September 1 - September 30, 2020	2,875,339	$17.34	2,875,339	$299.5
Total for quarter ended September 30, 2020	2,907,094	$17.36	2,907,094

(1) Excludes commissions cost
(2) On May 20, 2019, the Company announced that its Board of Directors authorized the repurchase of $500 million of the Company's outstanding common stock (the "Share Repurchase Program") by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements or other derivative transactions. There was no stated expiration for the Share Repurchase Program under which the Company may repurchase shares from time to time and pursuant to such terms, as and if it deems appropriate. The Share Repurchase Program may be suspended, modified or terminated at any time without prior notice. After giving effect to the share repurchases made through September 30, 2020, approximately $299.5 million remains available under the prior authorization by the Board for the Share Repurchase Program. The amount of share repurchases by the Company may be limited under the terms of the Five-Year Revolving Credit Agreement (See Note O to the Consolidated Financial Statements for additional detail).

Item 6. Exhibits.

10.1	2013 Howmet Aerospace Stock Incentive Plan, as Amended and Restated, effective September 30, 2020.
10.2	Howmet Aerospace Inc. Change in Control Severance Plan, as Amended and Restated, effective September 30, 2020.
10.3	Howmet Aerospace Inc. Executive Severance Plan, as Amended and Restated, effective September 30, 2020.
10.4	Global Restricted Share Unit Award Agreement, effective September 30, 2020.
10.5	Global Stock Option Award Agreement, effective September 30, 2020.
10.6	Global Special Retention Award Agreement, effective September 30, 2020.
10.7	Terms and Conditions for Restricted Share Units, effective September 30, 2020.
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104.	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Howmet Aerospace Inc.

November 9, 2020	/s/ Ken Giacobbe
Date	Ken Giacobbe
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

November 9, 2020	/s/ Paul Myron
Date	Paul Myron
Vice President and Controller
(Principal Accounting Officer)