Form 10-Q
period 2021-03-31
Howmet Aerospace Inc.
filed 2021-05-06
CIK 4281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of May 3, 2021, there were 434,325,032 shares of common stock, par value $1.00 per share, of the registrant outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Operations (unaudited)
(U.S. dollars in millions, except per-share amounts)

	First quarter ended
	March 31,
	2021	2020
Sales (D)	$1,209	$1,634
Cost of goods sold (exclusive of expenses below)	873	1,183
Selling, general administrative, and other expenses	65	79
Research and development expenses	5	4
Provision for depreciation and amortization	68	71
Restructuring and other charges (E)	9	39
Operating income	189	258
Interest expense, net	72	84
Other expense (income), net (F)	4	(24)
Income before income taxes	113	198
Provision for income taxes (H)	33	45
Income from continuing operations after income taxes	80	153
Income from discontinued operations after income taxes (B)	—	62
Net income	$80	$215

Amounts Attributable to Howmet Aerospace Common Shareholders (I):
Net income	$79	$214
Earnings per share - basic
Continuing operations	$0.18	$0.35
Discontinued operations	$—	$0.14
Earnings per share - diluted
Continuing operations	$0.18	$0.35
Discontinued operations	$—	$0.14
Average Shares Outstanding (I):
Average shares outstanding - basic	434	435
Average shares outstanding - diluted	439	440
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Comprehensive Income (unaudited)
(U.S. dollars in millions)

	First quarter ended
	March 31,
	2021	2020
Net income	$80	$215
Other comprehensive income (loss), net of tax (J):
Change in unrecognized net actuarial loss and prior service cost related to pension and other postretirement benefits	42	37
Foreign currency translation adjustments	(44)	(65)
Net change in unrealized gains on debt securities	—	1
Net change in unrecognized gains (losses) on cash flow hedges	4	(13)
Total Other comprehensive income (loss), net of tax	2	(40)
Comprehensive income	$82	$175
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Consolidated Balance Sheet (unaudited)
(U.S. dollars in millions)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$1,238	$1,610
Receivables from customers, less allowances of $1 in 2021 and $1 in 2020 (K)	339	328
Other receivables (K)	96	29
Inventories (L)	1,453	1,488
Prepaid expenses and other current assets	202	217
Total current assets	3,328	3,672
Properties, plants, and equipment, net (M)	2,524	2,592
Goodwill (D)	4,086	4,102
Deferred income taxes	227	272
Intangibles, net	563	571
Other noncurrent assets (N)	243	234
Total assets	$10,971	$11,443
Liabilities
Current liabilities:
Accounts payable, trade	$596	$599
Accrued compensation and retirement costs	171	205
Taxes, including income taxes	93	102
Accrued interest payable	88	89
Other current liabilities (N)	243	289
Short-term debt (O)	489	376
Total current liabilities	1,680	1,660
Long-term debt, less amount due within one year (O and P)	4,224	4,699
Accrued pension benefits (G)	941	985
Accrued other postretirement benefits (G)	159	198
Other noncurrent liabilities and deferred credits (N)	305	324
Total liabilities	7,309	7,866
Contingencies and commitments (R)
Equity
Howmet Aerospace shareholders’ equity:
Preferred stock	55	55
Common stock	434	433
Additional capital	4,671	4,668
Retained earnings	443	364
Accumulated other comprehensive loss (J)	(1,941)	(1,943)
Total equity	3,662	3,577
Total liabilities and equity	$10,971	$11,443
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(U.S. dollars in millions)

	First quarter ended
	March 31,
	2021	2020
Operating activities
Net income	$80	$215
Adjustments to reconcile net income to cash used for operations:
Depreciation and amortization	68	129
Deferred income taxes	10	19
Restructuring and other charges	9	21
Net loss from investing activities—asset sales	3	2
Net periodic pension benefit cost (G)	4	26
Stock-based compensation	6	13
Other	14	25
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
Increase in receivables	(144)	(210)
Decrease (increase) in inventories	20	(136)
Decrease (increase) in prepaid expenses and other current assets	23	(2)
Increase (decrease) in accounts payable, trade (A)	26	(132)
Decrease in accrued expenses	(92)	(173)
Increase in taxes, including income taxes	12	90
Pension contributions	(29)	(56)
Increase in noncurrent assets	(2)	—
Decrease in noncurrent liabilities	(14)	(39)
Cash used for operations	(6)	(208)
Financing Activities
Net change in short-term borrowings (original maturities of three months or less)	(2)	2
Additions to debt (original maturities greater than three months) (B)	—	1,200
Payments on debt (original maturities greater than three months) (O)	(361)	—
Debt issuance costs (B)(O)	(1)	(45)
Proceeds from exercise of employee stock options	8	30
Dividends paid to shareholders	—	(9)
Other	(12)	(33)
Cash (used for) provided from financing activities	(368)	1,145
Investing Activities
Capital expenditures (A)(D)	(55)	(152)
Proceeds from the sale of assets and businesses (B)	—	114
Cash receipts from sold receivables (K)	57	48
Other	1	1
Cash provided from investing activities	3	11
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(8)
Net change in cash, cash equivalents and restricted cash	(372)	940
Cash, cash equivalents and restricted cash at beginning of period	1,611	1,703
Cash, cash equivalents and restricted cash at end of period	$1,239	$2,643

The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(U.S. dollars in millions, except per-share amounts)

	Howmet Aerospace Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling Interests	Total Equity
Balance at December 31, 2019	$55	$433	$7,319	$113	$(3,329)	$14	$4,605
Net income	—	—	—	215	—	—	215
Other comprehensive loss (J)	—	—	—	—	(40)	—	(40)
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	(1)	—	—	(1)
Common @ $0.02 per share	—	—	—	(8)	—	—	(8)
Stock-based compensation	—	—	13	—	—	—	13
Common stock issued: compensation plans	—	3	(6)	—	—	—	(3)
Balance at March 31, 2020	$55	$436	$7,326	$319	$(3,369)	$14	$4,781

	Howmet Aerospace Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2020	$55	$433	$4,668	$364	$(1,943)	$3,577
Net income	—	—	—	80	—	80
Other comprehensive income (J)	—	—	—	—	2	2
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	6	—	—	6
Common stock issued: compensation plans	—	1	(3)	—	—	(2)
Balance at March 31, 2021	$55	$434	$4,671	$443	$(1,941)	$3,662

The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Notes to the Consolidated Financial Statements (unaudited)
(U.S. dollars in millions, except per-share amounts)
A. Basis of Presentation
The interim Consolidated Financial Statements of Howmet Aerospace Inc. (formerly known as Arconic Inc.) and subsidiaries (“Howmet” or the “Company”) are unaudited. These Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2020 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). This Form 10-Q report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2020, which includes all disclosures required by GAAP. Certain amounts in previously issued financial statements were reclassified to conform to the current period presentation.
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
In the first quarter of 2021 and 2020, the Company derived approximately 60% and 73%, respectively, of its revenue from products sold to the aerospace end-market. As a result of the global coronavirus (“COVID-19”) pandemic and its impact on the aerospace industry to-date, the possibility exists that there could be a sustained impact to our operations and financial results. Since the start of the pandemic, certain original equipment manufacturer (“OEM”) customers have reduced production or suspended manufacturing operations in North America and Europe on a temporary basis. While the pandemic has resulted in the temporary closure of a small number of the Company's manufacturing facilities during 2020, all of our manufacturing facilities are currently operating. Since the duration of the pandemic is uncertain, management has taken a series of actions to address the financial impact, including announcing certain headcount reductions and reducing the level of capital expenditures to preserve cash and maintain liquidity.
The preparation of the Consolidated Financial Statements of the Company in conformity with GAAP requires management to make certain judgments, estimates, and assumptions. These estimates are based on historical experience and, in some cases, assumptions based on current and future market experience, including considerations relating to the impact of COVID-19. The impact of COVID-19 is rapidly changing and of unknown duration and macroeconomic impact and as a result, these considerations remain highly uncertain. Management has made its best estimates using all relevant information available at the time, but it is possible that our estimates will differ from our actual results and affect the Consolidated Financial Statements in future periods and potentially require adverse adjustments to the recoverability of goodwill, intangible and long-lived assets, the realizability of deferred tax assets and other judgments and estimations and assumptions that may be impacted by COVID-19.
As previously disclosed, during the third quarter of 2020, the Company identified a misclassification in the presentation of changes in accounts payable and capital expenditures in its previously issued Statement of Consolidated Cash Flows for the first quarter ended March 31, 2020 and six months ended June 30, 2020. Although management has determined that such misclassification did not materially misstate the Statement of Consolidated Cash Flows for the first quarter ended March 31, 2020 or six months ended June 30, 2020, the Company revised the first quarter, resulting in an $83 increase to previously reported capital expenditures and decrease to cash provided from investing activities with a corresponding reduction (decrease) in accounts payable, trade and increase in cash provided by operations.
Also as previously disclosed, in the third quarter of 2020, a $16 deferred tax error was identified related to periods prior to 2018. Although management determined it was not material to any periods, the Company has revised its Statement of Changes in Consolidated Equity for the three months ended March 31, 2020 and will revise the three and six months ended June 30, 2020 to present the correction as a reduction to Retained earnings as of December 31, 2019.
B. Arconic Inc. Separation Transaction and Discontinued Operations
On April 1, 2020, the Company completed the separation of its business into two independent, publicly-traded companies. Following the Arconic Inc. Separation Transaction, Arconic Corporation held the Global Rolled Products (“GRP”) businesses

(global rolled products, aluminum extrusions, and building and construction systems) previously held by the Company. The Company retained the Engineered Products and Forgings businesses (engine products, fastening systems, engineered structures, and forged wheels).
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
On February 7, 2020, Arconic Corporation completed an offering of $600 aggregate principal amount of 6.125% senior secured second-lien notes due 2028. On March 25, 2020, Arconic Corporation entered into a credit agreement which provided for a $600 aggregate principal amount seven-year senior secured first-lien loan B facility and a revolving credit facility which is guaranteed by certain of Arconic Corporation's wholly-owned domestic subsidiaries and secured on a first-priority basis by liens on substantially all assets of Arconic Corporation and subsidiary guarantors. Arconic Corporation used the proceeds to make payment to the Company to fund the transfer of certain assets to Arconic Corporation relating to the Arconic Inc. Separation Transaction and for general corporate purposes. The Company incurred debt issuance costs of $45 associated with these issuances for the first quarter of 2020.
On February 1, 2020, the Company completed the sale of its rolling mill in Itapissuma, Brazil for $50 in cash which resulted in a loss of $59, of which $53 was recognized in Restructuring and other charges within discontinued operations in the second half of 2019 and $6 in the first quarter of 2020. On March 1, 2020, Arconic Corporation sold its hard alloy extrusions plant in South Korea for $62 in cash, which resulted in a $27 gain that was recognized in Restructuring and other charges within discontinued operations in the first quarter of 2020.
Discontinued Operations
The results of operations of Arconic Corporation are presented as discontinued operations in the Statement of Consolidated Operations as summarized below:

First quarter ended
March 31,
2020
Sales	$1,575
Cost of goods sold	1,293
Selling, general administrative, research and development and other expenses	101
Provision for depreciation and amortization	58
Restructuring and other charges	(18)
Operating income from discontinued operations	141
Interest expense	7
Other expense, net	41
Income from discontinued operations	93
Provision for income taxes	31
Income from discontinued operations after income taxes	$62

The following table presents purchases of properties, plants, and equipment, proceeds from the sale of businesses and the provision for depreciation and amortization of discontinued operations related to Arconic Corporation:

First quarter ended
March 31,
2020
Capital expenditures	$72
Proceeds from the sales of businesses	$112
Provision for depreciation and amortization	$58
The cash flows and equity related to Arconic Corporation have not been segregated and are included in the Statement of Consolidated Cash Flows or Statement of Comprehensive Income for all periods presented prior to the Arconic Inc. Separation Transaction.
C. Recently Adopted and Recently Issued Accounting Guidance
Adopted
On January 1, 2021, the Company adopted changes issued by the Financial Accounting Standards Board (“FASB”) that were intended to simplify various aspects of accounting for income taxes by eliminating certain exceptions contained in existing guidance and amending other guidance to simplify several other income tax accounting matters. The adoption of this new guidance did not have a material impact on the Consolidated Financial Statements.
Issued
In March 2020, the FASB issued amendments that provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. Management is currently evaluating the potential impact of these changes on the Consolidated Financial Statements.
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
Fastening Systems
Fastening Systems produces aerospace fastening systems, as well as commercial transportation, industrial and other fasteners. The business’s high-tech, multi-material fastening systems are found nose to tail on aircraft and aero engines. The business’s products are also critical components of commercial transportation vehicles, automobiles, construction and industrial equipment and renewable energy sector.

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
Goodwill
The Company had $4,086 of Goodwill at March 31, 2021 and reviews it annually for impairment in the fourth quarter, or more frequently, if indicators exist or if a decision is made to sell or realign a business.
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
During the first quarter of 2020, Howmet's market capitalization declined significantly compared to the fourth quarter of 2019. Over the same period, the equity value of our peer group companies, and the overall U.S. stock market also declined significantly amid market volatility. In addition, as a result of the COVID-19 pandemic and measures designed to contain the spread, global sales to customers in the aerospace and commercial transportation industries impacted by COVID-19 have been and are expected to be negatively impacted as a result of disruption in demand. As a result of these macroeconomic factors, we performed a qualitative impairment test to evaluate whether it is more likely than not that the fair value of any of our reporting units is less than its carrying value. As a result of this assessment, the Company performed a quantitative impairment test in the first quarter of 2020 for the Engineered Structures reporting unit and concluded that though the margin between the fair value of the reporting unit and carrying value had declined from approximately 60% to approximately 15%, it was not impaired. Consistent with prior practice, a discounted cash flow model was used to estimate the current fair value of the reporting unit. The significant assumptions and estimates utilized to determine fair value were developed utilizing current market and forecast information reflecting the disruption in demand that has and is expected to negatively impact the Company’s sales globally in the aerospace industry. If our actual results or external market factors decline significantly from management’s estimates, future goodwill impairment charges may be necessary and could be material. Since the first quarter of 2020, there have been no indicators of impairment identified for the Engineered Structures reporting unit or any other reporting units or indefinite-lived intangible assets.

The operating results of the Company’s reportable segments were as follows. Differences between total segment and consolidated totals are in Corporate.

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
First quarter ended March 31, 2021
Sales:
Third-party sales	$534	$272	$176	$227	$1,209
Inter-segment sales	1	—	1	—	2
Total sales	$535	$272	$177	$227	$1,211
Profit and loss:
Segment operating profit	$101	$45	$10	$70	$226
Restructuring and other charges	5	2	1	—	8
Provision for depreciation and amortization	31	12	12	10	65
Capital expenditures	11	5	5	9	30

First quarter ended March 31, 2020
Sales:
Third-party sales	$781	$385	$275	$191	$1,632
Inter-segment sales	2	—	3	—	5
Total sales	$783	$385	$278	$191	$1,637
Profit and loss:
Segment operating profit	$165	$96	$28	$50	$339
Restructuring and other charges	13	2	17	2	34
Provision for depreciation and amortization	30	12	13	10	65
Capital expenditures	19	8	3	7	37
The following table reconciles Total segment operating profit to Income from continuing operations before income taxes:

	First quarter ended
	March 31,
	2021	2020
Total segment operating profit	$226	$339
Unallocated amounts:
Restructuring and other charges	(9)	(39)
Corporate expense	(28)	(42)
Consolidated operating income	$189	$258
Interest expense	(72)	(84)
Other (expense) income, net	(4)	24
Income from continuing operations before income taxes	$113	$198
The following table reconciles Total segment capital expenditures, which are presented on an accrual basis, with Capital expenditures as presented on the statement of cash flows. Differences between segment and consolidated totals are in Corporate and discontinued operations, including the impact of changes in accrued capital expenditures during the period.

	First quarter ended
	March 31,
	2021	2020
Total segment capital expenditures	$30	$37
Corporate and discontinued operations	25	115
Capital expenditures	$55	$152

The following table disaggregates segment revenue by major end market served. Differences between total segment and consolidated totals are in Corporate.

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
First quarter ended March 31, 2021
Aerospace - Commercial	$227	$148	$80	$—	$455
Aerospace - Defense	151	42	77	—	270
Commercial Transportation	—	46	—	227	273
Industrial and Other	156	36	19	—	211
Total end-market revenue	$534	$272	$176	$227	$1,209

First quarter ended March 31, 2020
Aerospace - Commercial	$507	$257	$184	$—	$948
Aerospace - Defense	127	44	70	—	241
Commercial Transportation	—	46	—	191	237
Industrial and Other	147	38	21	—	206
Total end-market revenue	$781	$385	$275	$191	$1,632

The Company derived 60% and 73% of its revenue from aerospace end markets in the first quarter of 2021 and 2020, respectively.
General Electric Company represented approximately 11% and 13% of the Company’s third-party sales for the first quarter of 2021 and 2020, respectively, primarily from Engine Products.

E. Restructuring and Other Charges

	First quarter ended
	March 31,
	2021	2020
Layoff costs	$—	$22
Adjustments to (reversals of) previously recorded layoff reserves	1	(2)
Pension, Other post-retirement benefits and Deferred Compensation - net settlements	3	—
Net loss related to divestitures of assets and businesses	4	16
Other	1	3
Restructuring and other charges	$9	$39

In the first quarter of 2021, the Company recorded Restructuring and other charges of $9, which included a $4 charge for impairment of assets associated with an agreement to sell a small manufacturing business in France, a $3 charge for U.S. pension plans' settlement accounting, a $1 adjustment related to a number of prior period program reserves and a $1 charge for exit costs including accelerated depreciation.
In the first quarter of 2020, the Company recorded Restructuring and other charges of $39, which included a $22 charge for layoff costs, including the separation of 460 employees (175 in Engine Products, 106 in Fastening Systems, 100 in Engineered Structures, 56 in Forged Wheels and 23 in Corporate); a $12 charge for impairment of assets associated with an agreement to sell a small manufacturing business in the United Kingdom (U.K.); a $6 post closing adjustment related to the 2019 sale of the Company’s U.K. forgings business and a $3 charge for various other exit costs related to prior programs. These charges were partially offset by a benefit of $2 related to the reversal of a number of prior period program reserves and a $2 gain on sale of assets.

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2020	$54	$—	$54
Cash payments	(24)	—	(24)
Restructuring charges	4	5	9
Other(1)	(5)	(5)	(10)
Reserve balances at March 31, 2021	$29	$—	$29

(1)In the first quarter of 2021, Layoff costs included $3 in settlement accounting charges related to U.S. pension plans and a $2 charge for other layoffs costs; while Other exit costs included a $4 charge for impairment associated with an agreement to sell a small manufacturing business; and a $1 charge for other exit costs including accelerated depreciation.
The remaining Layoff cost reserves are expected to be paid in cash by the end of 2021.
F. Other Expense (Income), Net

	First quarter ended
	March 31,
	2021	2020
Non-service related net periodic benefit cost	$3	$6
Interest income	—	(4)
Foreign currency losses, net	2	—
Net loss from asset sales	3	2
Deferred compensation	2	(10)
Other, net	(6)	(18)
Total	$4	$(24)

G. Pension and Other Postretirement Benefits
The components of net periodic benefit cost were as follows:

	First quarter ended
	March 31,
	2021	2020
Pension benefits
Service cost	$1	$7
Interest cost	12	47
Expected return on plan assets	(23)	(70)
Recognized net actuarial loss	14	42
Settlements	3	—
Net periodic benefit cost(1)	7	26
Discontinued operations	—	20
Net amount recognized in continuing operations in Statement of Consolidated Operations	$7	$6

Other postretirement benefits
Service cost	$—	$1
Interest cost	1	6
Recognized net actuarial loss	—	2
Amortization of prior service benefit	(1)	(2)
Net periodic benefit cost(1)	—	7
Discontinued operations	—	6
Net amount recognized in continuing operations in Statement of Consolidated Operations	$—	$1

(1)Service cost for continuing operations was included within Cost of goods sold, Selling, general administrative, and other expenses, and Research and development expenses; settlements and curtailments were included in Restructuring and other charges; and all other cost components were recorded in Other expense (income), net in the Statement of Consolidated Operations. The amounts included in Net periodic benefit cost include costs related to both continuing and discontinued operations for the first quarter ended March 31, 2020.
Pension benefits
In the first quarter ended March 31, 2021, the Company applied settlement accounting to certain U.S. pension plans due to lump sum payments made to participants, which resulted in settlement charges of $3 that were recorded in Restructuring and other charges.
On March 11, 2021, the American Rescue Plan Act of 2021 (“ARPA 2021”) was signed into law in the United States. ARPA 2021, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. As a result, management expects Howmet’s estimated minimum required pension funding to decline. Management is currently evaluating the impact.
Other postretirement benefits
In the first quarter of 2021, the Company announced a plan administration change of certain of its Medicare-eligible prescription drug benefits to an Employer Group Waiver Plan with wrap-around secondary plan effective July 1, 2021. The administration change is expected to reduce costs to the Company through the usage of Medicare Part D and drug manufacturer subsidies. Due to this amendment, along with the associated plan remeasurements, the Company recorded a decrease to its Accrued other postretirement benefits liability of $39, which was offset in Accumulated other comprehensive loss in the Consolidated Balance Sheet.
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

For the first quarter of 2021 and 2020, the estimated annual effective tax rate, before discrete items, applied to ordinary income was 30.4% and 26.9%, respectively. The 2021 and 2020 rates were higher than the U.S. federal statutory rate of 21% primarily due to additional estimated U.S. tax on Global Intangible Low-Taxed Income and other foreign earnings, incremental state tax and foreign taxes on earnings also subject to U.S. federal income tax, and nondeductible expenses.
For the first quarter of 2021 and 2020, the tax rate including discrete items was 29.2% and 22.7%, respectively. For the first quarter of 2021, the Company recorded a discrete net tax benefit of $1 for other items. For the first quarter of 2020, the Company recorded a discrete tax benefit of $8 related primarily to stock compensation.
The tax provisions for the first quarter ended March 31, 2021 and 2020 were comprised of the following:

	First quarter ended
	March 31,
	2021	2020
Pre-tax income at estimated annual effective income tax rate before discrete items	$34	$53
Other discrete items	(1)	(8)
Provision for income taxes	$33	$45

I. Earnings Per Share
Basic earnings per share (“EPS”) amounts are computed by dividing earnings, after the deduction of preferred stock dividends declared, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.
The information used to compute basic and diluted EPS attributable to Howmet common shareholders was as follows (shares in millions):

	First quarter ended
	March 31,
	2021	2020

Net income from continuing operations attributable to common shareholders	$80	$153
Income from discontinued operations	—	62
Net income attributable to common shareholders	80	215
Less: preferred stock dividends declared	1	1
Net income available to Howmet Aerospace common shareholders - basic and diluted	$79	$214

Average shares outstanding - basic	434	435
Effect of dilutive securities:
Stock options	1	1
Stock and performance awards	4	4
Average shares outstanding - diluted	439	440
Common stock outstanding at March 31, 2021 and 2020 was 434 and 436, respectively.
The following shares were excluded from the calculation of average shares outstanding – diluted as their effect was anti-dilutive (shares in millions):

	First quarter ended
	March 31,
	2021	2020
Stock options(1)	1	4
(1)The weighted average exercise price per share of options excluded from diluted EPS was $31.86 and $27.65 as of March 31, 2021 and 2020, respectively.

J. Accumulated Other Comprehensive Loss
The following table details the activity of the four components that comprise Accumulated other comprehensive loss:

	First quarter ended
	March 31,
	2021	2020
Pension and other postretirement benefits (G)
Balance at beginning of period	$(980)	$(2,732)
Other comprehensive income:
Unrecognized net actuarial loss and prior service cost/benefit	37	1
Tax expense	(8)	—
Total Other comprehensive income before reclassifications, net of tax	29	1
Amortization of net actuarial loss and prior service cost(1)	16	43
Tax expense(2)	(3)	(7)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(3)	13	36
Total Other comprehensive income	42	37
Balance at end of period	$(938)	$(2,695)
Foreign currency translation
Balance at beginning of period	$(966)	$(596)
Foreign currency translation	(44)	(79)
Net amount reclassified from Accumulated other comprehensive loss(4)	—	14
Other comprehensive loss	(44)	(65)
Balance at end of period	$(1,010)	$(661)
Debt securities
Balance at beginning of period	$—	$—
Other comprehensive income(5)	—	1
Balance at end of period	$—	$1
Cash flow hedges
Balance at beginning of period	$3	$(1)
Other comprehensive income (loss):
Net change from periodic revaluations	8	(11)
Tax expense	(2)	(1)
Total Other comprehensive income (loss) before reclassifications, net of tax	6	(12)
Net amount reclassified to earnings	(3)	(1)
Tax expense(2)	1	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(3)	(2)	(1)
Total Other comprehensive income (loss)	4	(13)
Balance at end of period	$7	$(14)

Accumulated other comprehensive loss	$(1,941)	$(3,369)
(1)These amounts were recorded in Other expense (income), net on the Statement of Consolidation Operations (see Note F).
(2)These amounts were included in Provision for income taxes on the Statement of Consolidated Operations.
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
The first is an arrangement with financial institutions to sell certain customer receivables without recourse on a revolving basis (“Receivables Sale Program”). The sale of such receivables is completed using a bankruptcy remote special purpose entity, which is a consolidated subsidiary of the Company. This arrangement historically provided up to a maximum funding of $400 for receivables sold. The Company maintains a beneficial interest, or a right to collect cash, on the sold receivables that have not been funded (deferred purchase program receivable).
In the first quarter of 2020, the Company entered into an amendment to remove subsidiaries of the GRP business from the sale of receivables program in preparation for the Arconic Inc. Separation Transaction and repurchased the remaining $282 unpaid receivables of GRP customers in a non-cash transaction by reducing the amount of the deferred purchase program receivable. This amendment also reduced the maximum funding for receivables sold to $300. The concentration limit of one customer may be reduced at the discretion of the financial institutions or automatically upon the downgrade of its debt rating as defined in the Receivables Sale Program agreement. A reduction in the customer's concentration limit would reduce the eligible receivable funding base thereby reducing the amount of future draws available and may require repayment of a portion of existing draws.
The Company had net cash repayments totaling $26 ($18 in draws and $44 in repayments) and $52 ($98 in draws and $150 in repayments) for the three months ended March 31, 2021 and March 31, 2020, respectively.
As of March 31, 2021 and December 31, 2020, the deferred purchase program receivable was $68 and $12, respectively, which was included in Other receivables on the accompanying Consolidated Balance Sheet. The deferred purchase program receivable is reduced as collections of the underlying receivables occur; however, as this is a revolving program, the sale of new receivables will result in an increase in the deferred purchase program receivable. The Company services the customer receivables for the financial institutions at market rates; therefore, no servicing asset or liability was recorded.
Cash receipts from customer payments on sold receivables (which are cash receipts on the underlying trade receivables that have been previously sold) as well as cash receipts and cash disbursements from draws and repayments under the program are presented as cash receipts from sold receivables within investing activities in the Statement of Consolidated Cash Flows.
The second arrangement is one in which the Company, through a wholly-owned special purpose entity (“SPE”), has a receivables purchase agreement (the “Receivables Purchase Agreement”) such that the SPE may sell certain receivables to financial institutions until the earlier of March 30, 2022 or a termination event. The Receivables Purchase Agreement also contains customary representations and warranties, as well as affirmative and negative covenants. Pursuant to the Receivables Purchase Agreement, the Company does not maintain effective control over the transferred receivables, and therefore accounts for these transfers as sales of receivables.
The SPE sold $84 of its receivables without recourse and received cash funding under this program during the first quarter ended March 31, 2021, resulting in derecognition of the receivables from the Company’s consolidated balance sheets. As of March 31, 2021 and December 31, 2020, $65 and $46 remained outstanding from the customer, respectively. Cash received from collections of sold receivables is used by the SPE to fund additional purchases of receivables on a revolving basis, not to exceed $125, which is the aggregate maximum limit. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which was $16 and $33 at March 31, 2021 and December 31, 2020, respectively. Costs associated with the sales of receivables are reflected in the Company’s Consolidated statements of operations for the periods in which the sales occur. Cash receipts from sold receivables under the Receivables Purchase Agreement are presented within operating activities in the Statement of Consolidated Cash Flows.
The Company had accounts receivable securitization arrangements totaling $425 at March 31, 2021 and December 31, 2020, respectively, of which $243 and $250 was drawn at March 31, 2021 and at December 31, 2020, respectively. The $7 reduction in the amount drawn resulted in a corresponding reduction in Cash and cash equivalents.
Other Customer Receivable Sales
In the first quarter of 2021 and 2020, the Company sold $7 and $14, respectively, of a certain customer’s receivables in exchange for cash (of which $7 remained outstanding from the customer at March 31, 2021), the proceeds from which are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows.
In the first quarter 2021 and 2020, the Company sold $59 and $17, respectively, of a certain customer’s receivables in exchange for cash (of which $57 remained outstanding from the customer at March 31, 2021), the proceeds from which are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows. The sale of these customer receivables was undertaken to offset a change in the customer’s payment patterns (customer had been taking an early payment discount).

L. Inventories

	March 31, 2021	December 31, 2020
Finished goods	$516	$528
Work-in-process	627	629
Purchased raw materials	271	292
Operating supplies	39	39
Total inventories	$1,453	$1,488

At March 31, 2021 and December 31, 2020, the portion of inventories valued on a last-in, first-out (“LIFO”) basis was $472 and $458, respectively. If valued on an average-cost basis, total inventories would have been $139 and $131 higher at March 31, 2021 and December 31, 2020, respectively.
M. Properties, Plants, and Equipment, net

	March 31, 2021	December 31, 2020
Land and land rights	$92	$98
Structures	1,020	1,033
Machinery and equipment	3,856	3,879
	4,968	5,010
Less: accumulated depreciation and amortization	2,644	2,626
	2,324	2,384
Construction work-in-progress	200	208
Properties, plants, and equipment, net	$2,524	$2,592

The Company incurred capital expenditures which remained unpaid at March 31, 2021 and March 31, 2020 of $28 and $48, respectively, which result in cash outflows for investing activities in subsequent periods.
N. Leases
Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $17 and $18 in the first quarter of 2021 and 2020, respectively.
Operating lease right-of-use assets and lease liabilities in the Consolidated Balance Sheet were as follows:

	March 31, 2021	December 31, 2020
Right-of-use assets classified in Other noncurrent assets	$125	$131

Current portion of lease liabilities classified in Other current liabilities	37	38
Long-term portion of lease liabilities classified in Other noncurrent liabilities	94	100
Total lease liabilities	$131	$138

O. Debt

	March 31, 2021	December 31, 2020
5.400% Notes, due 2021(1)	$—	$361
5.870% Notes, due 2022(2)	476	476
5.125% Notes, due 2024	1,250	1,250
6.875% Notes, due 2025	1,200	1,200
5.900% Notes, due 2027	625	625
6.750% Bonds, due 2028	300	300
5.950% Notes due 2037	625	625
4.750% Iowa Finance Authority Loan, due 2042	250	250
Other(3)	(13)	(12)
	4,713	5,075
Less: amount due within one year	489	376
Total long-term debt	$4,224	$4,699

(1)Redeemed on January 15, 2021.
(2)Redeemed on May 3, 2021.
(3)Includes various financing arrangements related to subsidiaries, unamortized debt discounts and unamortized debt issuance costs related to outstanding notes and bonds listed in the table above.
Public Debt.
On January 15, 2021, the Company completed the early redemption of all the remaining $361 of its 5.400% Notes due 2021 at par and paid $5 in accrued interest. On an annual basis, the redemption of these 5.400% Notes will decrease Interest expense, net by approximately $19.
On May 3, 2021, the Company completed the early redemption of all the remaining $476 aggregate principal amount of its 5.870% Notes due 2022 and paid an aggregate of $503, including $5 of accrued interest. The Company also incurred an early termination premium of $22, which will be recorded in the second quarter of 2021 in Interest expense, net. On an annual basis, the redemption of these 5.870% Notes will decrease Interest expense, net by approximately $28.
Credit Facilities.
During 2020, the Company entered into several amendments to its Five-Year Revolving Credit Agreement (the “Credit Agreement”) to permit the Arconic Inc. Separation Transaction and to amend certain terms of the Credit Agreement, including a change to the existing financial covenant, a reduction of total commitments available from $3,000 to $1,000 and extension of the maturity date from June 29, 2023 to April 1, 2025. On March 29, 2021, the Company entered into another amendment to its Credit Agreement to provide extended relief from its existing financial covenant for the quarters ended March 31, 2021 through December 31, 2022.

The Company is required to maintain a ratio of Consolidated Net Debt (as defined in the Credit Agreement) to Consolidated EBITDA (as defined in the Credit Agreement) of no greater than 3.50 to 1.00 as of the end of each fiscal quarter for the period of the four fiscal quarters of the Company most recently ended, except as of the end of each fiscal quarter noted below for the period of the four fiscal quarters then ended:

No greater than
(i) for the quarter ending March 31, 2021	5.50 to 1.00
(ii) for the quarter ending June 30, 2021	5.50 to 1.00
(iii) for the quarter ending September 30, 2021	5.00 to 1.00
(iv) for the quarter ending December 31, 2021	4.75 to 1.00
(v) for the quarter ending March 31, 2022	4.50 to 1.00
(vi) for the quarter ending June 30, 2022	4.50 to 1.00
(vii) for the quarter ending September 30, 2022	4.25 to 1.00
(viii) for the quarter ending December 31, 2022	3.75 to 1.00
Under the March 2021 amendment to the Credit Agreement, during the covenant relief period through December 31, 2022 (unless the Company ends the covenant relief period earlier in accordance with the amendment), common stock dividends and share repurchases are permitted only if no loans under the Credit Agreement are outstanding at the time and are limited to an aggregate amount not to exceed $250 during the year ending December 31, 2021 with an incremental amount of $400 available during the year ending December 21, 2022 provided that any amount that remains unused as of December 31, 2021 may be carried forward and used during the year ending December 31, 2022.
There were no amounts outstanding at March 31, 2021 or December 31, 2020, and no amounts were borrowed during 2021 or 2020 under the Credit Agreement. At March 31, 2021, the Company was in compliance with all covenants under the Credit Agreement. Availability under the Credit Agreement could be reduced in future periods if the Company fails to maintain the required ratios referenced above.
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

	March 31, 2021		December 31, 2020
	Carrying value	Fair value	Carrying value	Fair value
Long-term debt, less amount due within one year	$4,224	$4,831	$4,699	$5,426
Restricted cash, which was included in Prepaid assets and other current liabilities in the Consolidated Balance Sheet, was $1 at both March 31, 2021 and December 31, 2020.
Q. Divestitures
2021 Divestiture
On March 15, 2021, the Company reached an agreement to sell a small manufacturing plant in France within the Fastening Systems segment for $9 in cash, subject to working capital and other adjustments, and therefore was classified as held for sale. The result was a charge of $4 related to the non-cash impairment of the net book value of the business, primarily goodwill, in the first quarter of 2021 which was recorded in Restructuring and other charges in the Statement of Consolidated Operations.
2020 Divestiture
On January 31, 2020, the Company reached an agreement to sell a small manufacturing plant in the United Kingdom within the Engineered Structures segment for $12 in cash, and therefore was classified as held for sale. As a result of entering into the agreement, a charge of $12 was recognized related to a non-cash impairment of the net book value of the business, primarily properties, plants, and equipment in the first quarter of 2020, which was recorded in Restructuring and other charges in the Statement of Consolidated Operations. As the sale did not close, the Company changed the classification from held for sale to held for use in the second quarter of 2020.
R. Contingencies and Commitments
Contingencies
The following information supplements and, as applicable, updates the discussion of the contingencies and commitments in Note V to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020, and should be read in conjunction with the complete descriptions provided in the Form 10-K.
Environmental Matters
Howmet participates in environmental assessments and cleanups at more than 30 locations. These include owned or operating facilities and adjoining properties, previously owned or operating facilities and adjoining properties, and waste sites, including Superfund (Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”)) sites.
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
The Company’s remediation reserve balance was $10 at March 31, 2021 and $10 at December 31, 2020, recorded in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet (of which $5 and $5, respectively, were classified as a current liability), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Payments related to remediation expenses applied against the reserve were less than $1 in the first quarter ended March 31, 2021 and included expenditures currently mandated, as well as those not required by any regulatory authority or third party.
Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be less than 1% of Cost of goods sold.
Reynobond PE
With respect to the regulatory investigations into the Grenfell Tower matter, including the Public Inquiry by the British government, no update is available.
Pursuant to the Separation and Distribution Agreement, dated as of March 31, 2020, Arconic Corporation agreed to indemnify the Company for certain liabilities and the Company agreed to indemnify Arconic Corporation for certain liabilities. As a result of the Arconic Inc. Separation Transaction, Arconic Corporation holds the building and construction systems businesses previously held by the Company and Arconic Architectural Products SAS (“AAP SAS”) is a subsidiary of Arconic Corporation; accordingly, Arconic Corporation has agreed to assume and indemnify the Company against potential liabilities associated with the June 13, 2017 fire at the Grenfell Tower in London, U.K., including the following legal proceedings in which Arconic Inc. and/or its then directors were named as parties:
United Kingdom Litigation. On December 23, 2020, claimant groups comprised of survivors and estates of decedents of the Grenfell Tower fire filed suits in the U.K. arising from that fire, against 23 defendants, including Howmet Aerospace Inc., AAP SAS, and Arconic Corporation. The Company has recently been served with claim forms in the proceedings, which contain brief details of the claims. However, the suits remain at a preliminary stage, and the Company is still waiting to be served with full particulars of the claimants’ substantive allegations and the relief that claimants seek. Following a recent application by legal representatives acting for the claimant groups, the current stay of the suits has been extended until July 7, 2021, when they will be heard together at a case management hearing in the High Court in London on July 7-8, 2021.
Behrens et al. v. Arconic Inc. et al. On June 6, 2019, 247 plaintiffs comprised of survivors and estates of decedents of the Grenfell Tower fire filed a complaint against “Arconic Inc., Alcoa Inc. and Arconic Architectural Products, LLC” (collectively, for purposes of the description of such proceeding, the “Arconic Defendants”), as well as Saint-Gobain Corporation, d/b/a Celotex and Whirlpool Corporation alleging claims under Pennsylvania state law for products liability and wrongful death related to the fire. The case was removed to the United States District Court for the Eastern District of Pennsylvania. Defendants moved to dismiss the case on numerous grounds, including forum non conveniens. Defendant Saint-Gobain Corporation was subsequently voluntarily dismissed from the case. On September 16, 2020, the court issued an order granting the remaining defendants’ motion to dismiss on forum non conveniens grounds, subject to certain conditions, determining that the United Kingdom, and not the United States, is the appropriate place for plaintiffs to bring their case. Plaintiffs subsequently filed a motion for reconsideration, which the court denied on November 23, 2020. Plaintiffs are appealing the judgment; the Arconic Defendants are cross-appealing one of the conditions. Plaintiffs filed their opening appeal brief on March 8, 2021; the Arconic Defendants’ opening brief was filed on April 21, 2021.

With respect to the Howard v. Arconic Inc. et al. and Raul v. Albaugh, et al. proceedings, no updates to such proceedings are available.
While there can be no assurances regarding the ultimate resolution of these matters, Arconic Corporation has agreed to assume and indemnify the Company against potential liabilities associated with them.
Lehman Brothers International (Europe) (“LBIE”) Claim. On June 26, 2020, LBIE filed formal proceedings against two Firth Rixson entities (“Firth”) in the High Court of Justice, Business and Property Courts of England and Wales. The proceedings relate to interest rate swap transactions that Firth entered into with LBIE in 2007 to 2008. In 2008, LBIE commenced insolvency proceedings, an event of default under the agreements, rendering LBIE unable to meet its obligations under the swaps and suspending Firth’s payment obligations. In the Court proceedings, LBIE seeks a declaration that Firth has a contractual obligation to pay the amounts owing to LBIE under the agreements, which LBIE claims to be approximately $64, plus applicable interest. The parties filed position papers on July 24, 2020 and October 19, 2020 (LBIE) and September 21, 2020 (Firth). A virtual hearing in this matter occurred on January 13 and 14, 2021 in London, England. A decision is expected within six months of the January 2021 hearing. The Company believes it has meritorious defenses and intends to vigorously defend against these claims.
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
Commitments
Guarantees
At March 31, 2021, Howmet had outstanding bank guarantees related to tax matters, outstanding debt, workers’ compensation, environmental obligations, energy contracts, and customs duties, among others. The total amount committed under these guarantees, which expire at various dates between 2021 and 2040, was $33 at March 31, 2021.
Pursuant to the Separation and Distribution Agreement between Howmet and Alcoa Corporation, Howmet was required to provide certain guarantees for Alcoa Corporation, which had a fair value of $6 and $12 at March 31, 2021 and December 31, 2020, respectively, and were included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. The Company was required to provide a guarantee up to an estimated present value amount of approximately $1,356 and $1,398 at March 31, 2021 and December 31, 2020, respectively. For this guarantee, subject to its provisions, the Company is secondarily liable in the event of a payment default by Alcoa Corporation. The Company currently views the risk of an Alcoa Corporation payment default on its obligations under the contract to be remote.
Letters of Credit
The Company has outstanding letters of credit, primarily related to workers’ compensation, environmental obligations, accounts receivable securitization and leasing obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates, mostly in 2021, was $113 at March 31, 2021.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to retain letters of credit of $53 that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims which occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation and letters of credit fees paid by the Company are being proportionally billed to and are being reimbursed by Arconic Corporation and Alcoa Corporation, respectively. Also, the Company was required to provide letters of credit for certain Arconic Corporation environmental obligations and, as a result, the Company has $23 of outstanding letters of credit relating to liabilities (which are included in the $113 in the above paragraph). $6 of these outstanding letters of credit are pending cancellation and will be deemed cancelled once returned by the beneficiary. Arconic Corporation has issued surety bonds to cover these environmental obligations. Arconic Corporation is being billed for these letter of credit fees paid by the Company and will reimburse the Company for any payments made under these letters of credit.

Surety Bonds
The Company has outstanding surety bonds, primarily related to tax matters, contract performance, workers’ compensation, environmental-related matters, and customs duties. The total amount committed under these annual surety bonds, which expire and automatically renew at various dates, primarily in 2021, was $46 at March 31, 2021.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to provide surety bonds of $25 (which are included in the $46 in the above paragraph) that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims which occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation claims paid and surety bond fees paid by the Company are being proportionately billed to and are being reimbursed by Arconic Corporation and Alcoa Corporation.
S. Subsequent Events
Management evaluated all activity of Howmet and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as noted below:
See Note O for the early redemption of debt.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except per share amounts)
Overview
On April 1, 2020, Howmet Aerospace Inc. (formerly known as Arconic Inc.) (“Howmet” or the “Company”) completed the separation of its business into two independent, publicly-traded companies (the “Arconic Inc. Separation Transaction”). Following the Arconic Inc. Separation Transaction, Arconic Corporation holds the Global Rolled Products businesses (global rolled products, aluminum extrusions, and building and construction systems) previously held by the Company. The Company retained the Engineered Products and Forgings businesses (Engine Products, Engineered Structures, Fastening Systems, and Forged Wheels).
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations excludes the historical results of Arconic Corporation, as the Arconic Inc. Separation Transaction occurred on April 1, 2020. The financial results of Arconic Corporation for all periods prior to the Arconic Inc. Separation Transaction have been retrospectively reflected in the Statement of Consolidated Operations as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. The cash flows, comprehensive income, and equity related to Arconic Corporation have not been segregated and are included in the Statement of Consolidated Cash Flows, Statement of Consolidated Comprehensive Income and Statement of Changes in Consolidated Equity, respectively, for all periods prior to the Arconic Inc. Separation Transaction.
COVID-19
Year to date 2021, the Company derived approximately 60% of its revenue from products sold to the aerospace end-market. As a result of the global coronavirus (“COVID-19”) pandemic and its impact on the aerospace industry to-date, the possibility exists that there could be a sustained impact to our operations and financial results. Since the start of the pandemic, certain original equipment manufacturer (“OEM”) customers have reduced production or suspended manufacturing operations in North America and Europe on a temporary basis. While the pandemic has resulted in the temporary closure of a small number of the Company's manufacturing facilities during 2020, all of our manufacturing facilities are currently operating. Since the duration of the pandemic is uncertain, management has taken a series of actions to address the financial impact, including announcing certain headcount reductions and reducing the level of capital expenditures to preserve cash and maintain liquidity.
For additional information regarding the risks of COVID-19 on our business, see section Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, “Risk Factors — Our business, results of operations, financial condition and/or cash flows have been and could continue to be materially adversely affected by the effects of the COVID-19 pandemic.”
Results of Operations
Earnings Summary:
Sales. Sales were $1,209 in the first quarter of 2021 compared to $1,634 in the first quarter of 2020. The decrease of $425, or 26%, in the first quarter of 2021 was primarily due to lower sales volumes in the commercial aerospace market driven by the impacts of COVID-19, and Boeing 737 MAX (“737 MAX”) and Boeing 787 production declines, partially offset by growth in the commercial transportation, defense aerospace and industrial gas turbine markets as well as favorable product pricing of $17.
Cost of goods sold (COGS). COGS as a percentage of Sales was 72.2% in the first quarter of 2021 compared to 72.4% in the first quarter of 2020. The decrease in the first quarter of 2021 was primarily due to net costs savings and favorable product pricing. Additionally, in 2020, the Company recorded total COGS charges of $11 related to fires that occurred at a Fastening Systems’ plant in France in 2019 and at a Forged Wheels plant in Barberton, Ohio in mid-February 2020. The Company recorded total COGS charges of $9 related to the fires at France and Barberton in 2021. The Company anticipates additional charges of approximately $3 to $7 in the second quarter of 2021, with further impacts in subsequent quarters as the businesses continue to recover from the fires.
Selling, general administrative, and other expenses (SG&A). SG&A expenses were $65 in the first quarter of 2021 compared to $79 in the first quarter of 2020. The decrease of $14, or 18%, in the first quarter of 2021 was primarily due to overhead cost reductions as well as costs incurred in the first quarter of 2020 associated with the Arconic Inc. Separation Transaction.
Research and development expenses (R&D). R&D expenses were $5 in the first quarter of 2021 compared to $4 in the first quarter of 2020, an increase of $1, or 25%.
Restructuring and other charges. Restructuring and other charges were $9 in the first quarter of 2021 compared to $39 in the first quarter of 2020 or a decrease of $30.

Restructuring and other charges for the first quarter of 2021 were primarily comprised of a $4 charge for impairment of assets associated with an agreement to sell a small manufacturing business in France and a $3 charge for U.S. pension plans' settlement accounting.
Restructuring and other charges for the first quarter of 2020 were primarily comprised of a $22 charge for layoff costs partially offset by a benefit of $2 related to the reversal of a number of prior period program reserves, a $12 charge for impairment of assets associated with an agreement to sell a small manufacturing business in the U.K., and a $6 post closing adjustment related to the sale of the Company’s U.K. forgings business that occurred in December 2019.
See Note E to the Consolidated Financial Statements for additional detail.
Interest expense. Interest expense was $72 in the first quarter of 2021 compared to $84 in the first quarter of 2020. The decrease of $12, or 14%, in the first quarter of 2021 was primarily due to lower debt outstanding in the first quarter of 2021 driven by the early redemption of $1,000, $889, and $151 of the principal amounts of the 6.150% Notes due 2020, 5.400% Notes due 2021 (the “5.400% Notes”) and 5.870% Notes due 2022 (the “5.870% Notes”), respectively, in the second quarter of 2020 and $361 of the principal amount of the 5.400% Notes, which was offset by the issuance on April 24, 2020 of the 6.875% Notes due 2025 in the aggregate principal amount of $1,200.
Other expense (income), net. Other expense, net was $4 in the first quarter of 2021 compared to Other income, net of $24 in the first quarter of 2020. The increase of $28, or 117%, in the first quarter of 2021 was primarily due to the impacts of deferred compensation arrangements of $12 and lower interest income of $4.
Provision for income taxes. The tax rate including discrete items was 29.2% in the first quarter of 2021 compared to 22.7% in the first quarter of 2020. A discrete tax benefit of $1 was recorded in the first quarter of 2021 compared to $8 in the first quarter of 2020. The estimated annual effective tax rate, before discrete items, applied to ordinary income was 30.4% in the first quarter of 2021 compared to 26.9% in the first quarter of 2020. See Note H to the Consolidated Financial Statements.
Net Income from Continuing Operations. Income from continuing operations was $80, or $0.18 per diluted share, in the first quarter of 2021 compared to $153, or $0.35 per diluted share, in the first quarter of 2020. The decrease of $73, or 48%, in the first quarter of 2021 was primarily due to a reduction in operating income of $69 due to lower sales volumes in the commercial aerospace market driven by the impacts of COVID-19, and 737 MAX and Boeing 787 production declines and an increase in other expense of $28, partially offset by a reduction in interest expense of $12 and a decrease in the provision for income taxes of $12.
Net Income. As the Arconic Inc. Separation Transaction occurred on April 1, 2020, there is no income from discontinued operations for the first quarter of 2021. Net income was $80 for the first quarter of 2021 all of which was composed of $80 of income from continuing operations, or $0.18 per diluted share.
Net income was $215 for the first quarter of 2020 composed of $153 of income from continuing operations and $62 from discontinued operations, or $0.35 and $0.14 per diluted share, respectively.
Segment Information
The Company’s operations consist of four worldwide reportable segments: Engine Products, Fastening Systems, Engineered Structures, and Forged Wheels. Segment performance under Howmet’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is Segment operating profit. Howmet's definition of Segment operating profit is Operating income excluding Special items. Special items include Restructuring and Other charges. Segment operating profit may not be comparable to similarly titled measures of other companies. Differences between segment totals and consolidated Howmet are in Corporate. (See Note D to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a description of each segment).
In the second quarter of 2020, the Company realigned its operations consistent with how the Co-Chief Executive Officers assess operating performance and allocating capital in conjunction with the Arconic Inc. Separation Transaction (see Note B to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q). Prior period financial information has been recast to conform to current year presentation.
The Company produces aerospace engine parts and components and aerospace fastening systems for 737 MAX airplanes. In late December 2019, Boeing announced a temporary suspension of production of the 737 MAX airplanes. This decline in production had a negative impact on sales and segment operating profit in the Engine Products, Fastening Systems and Engineered Structures segments. While regulatory authorities in the United States and certain other jurisdictions lifted grounding orders beginning in late 2020, our sales could continue to be negatively affected from the residual impacts of the 737 MAX grounding.

Engine Products

	First quarter ended
	March 31,
	2021	2020
Third-party sales	$534	$781
Segment operating profit	101	165
Third-party sales for the Engine Products segment decreased $247, or 32%, in the first quarter of 2021 compared to the first quarter of 2020, primarily due to lower commercial aerospace volumes from production declines for the 737 MAX and COVID-19 productivity impacts, partially offset by higher volumes in the defense aerospace and industrial gas turbines end markets as well as favorable product pricing.
Segment operating profit for the Engine Products segment decreased $64, or 39%, in the first quarter of 2021 compared to the first quarter of 2020, primarily due to lower commercial aerospace volumes from production declines for the 737 MAX and COVID-19 productivity impacts, partially offset by cost reductions, favorable sales volumes in the defense aerospace and industrial gas turbine end markets, and favorable product pricing.
In 2021 compared to 2020, demand in industrial gas turbines and defense aerospace end markets is expected to increase while demand in the commercial aerospace end market is expected to be down driven by the impact of COVID-19. Favorable product pricing and cost reductions are expected to continue.
Fastening Systems

	First quarter ended
	March 31,
	2021	2020
Third-party sales	$272	$385
Segment operating profit	45	96
Third-party sales for the Fastening Systems segment decreased $113, or 29%, in the first quarter of 2021 compared to the first quarter of 2020, primarily due to lower volumes in the commercial aerospace end market driven by the impact of COVID-19, and 737 MAX and Boeing 787 production declines.
Segment operating profit for the Fastening Systems segment decreased $51, or 53%, in the first quarter of 2021 compared to the first quarter of 2020, primarily due to lower volumes in the commercial aerospace end market driven by the impact of COVID-19, and 737 MAX and Boeing 787 production declines, partially offset by cost reductions.
In 2021 compared to 2020, demand in the commercial aerospace end market is expected to be down driven by the impact of COVID-19. Favorable cost reductions are expected to continue.
Engineered Structures

	First quarter ended
	March 31,
	2021	2020
Third-party sales	$176	$275
Segment operating profit	10	28
Third-party sales for the Engineered Structures segment decreased $99, or 36%, in the first quarter of 2021 compared to the first quarter of 2020, primarily due to lower volumes in the commercial aerospace end market driven by the impact of COVID-19, and 737 MAX and Boeing 787 production declines, partially offset by higher volumes in the defense aerospace end market.
Segment operating profit for the Engineered Structures segment decreased $18, or 64%, in the first quarter of 2021 compared to the first quarter of 2020, primarily due to lower volumes in the commercial aerospace end market driven by the impact of COVID-19, and 737 MAX and Boeing 787 production declines, partially offset by higher volumes in the defense aerospace end market and cost reductions.
In 2021 compared to 2020, demand in the commercial aerospace end market is expected to be down driven by the impact of COVID-19. Favorable cost reductions are expected to continue.

Forged Wheels

	First quarter ended
	March 31,
	2021	2020
Third-party sales	$227	$191
Segment operating profit	70	50
Third-party sales for the Forged Wheels segment increased $36, or 19%, in the first quarter of 2021 compared to the first quarter of 2020, primarily due to higher volumes in the North America commercial transportation end market.
Segment operating profit for the Forged Wheels segment increased $20, or 40%, in the first quarter of 2021 compared to the first quarter of 2020, primarily due to higher commercial transportation sales volumes and cost reductions.
In 2021 compared to 2020, demand in the commercial transportation markets served by Forged Wheels is expected to increase in most regions. Commercial transportation OEMs are expected to increase output as global economies recover from 2020 COVID-19 lows. However, sales in the Forged Wheels segment could be negatively impacted by customer supply chain constraints.
Reconciliation of Income from continuing operations before income taxes to Total segment operating profit

	First quarter ended
	March 31,
	2021	2020
Income from continuing operations before income taxes	$113	$198
Interest expense	72	84
Other expense (income), net	4	(24)
Consolidated operating income	$189	$258
Unallocated amounts:
Restructuring and other charges	9	39
Corporate expense	28	42
Total segment operating profit	$226	$339
Total segment operating profit is a non-GAAP financial measure. Management believes that this measure is meaningful to investors because management reviews the operating results of the segments of the Company excluding Corporate results.
See Restructuring and other charges, Interest expense, and Other expense (income), net discussions above under Results of Operations for reference.
Corporate expense decreased $14, or 33%, in the first quarter of 2021 compared with the first quarter of 2020 primarily due to costs associated with the Arconic Inc. Separation Transaction of $4 and impairment costs related to facility closures of $3 incurred in 2020 that did not recur in 2021 and lower costs driven by overhead cost reductions.
Environmental Matters
See the Environmental Matters section of Note R to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Subsequent Events
See Note S to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for subsequent events.
Liquidity and Capital Resources
As previously disclosed, during the third quarter of 2020, the Company identified a misclassification in the presentation of changes in accounts payable and capital expenditures in its previously issued Statement of Consolidated Cash Flows for the first quarter ended March 31, 2020 and six months ended June 30, 2020. Although management has determined that such misclassification did not materially misstate the Statement of Consolidated Cash Flows for the first quarter ended March 31, 2020 or six months ended June 30, 2020, the Company revised the first quarter, resulting in an $83 increase to previously reported capital expenditures and decrease to cash provided from investing activities with a corresponding reduction (decrease) in accounts payable, trade and increase in cash provided by operations.
The cash flows related to Arconic Corporation have not been segregated and are included in the Statement of Consolidated

Cash Flows for all periods prior to the Arconic Inc. Separation Transaction. See Note A to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference.
Operating Activities
Cash used for operations was $6 in the three months ended March 31, 2021 compared to $208 in the three months ended March 31, 2020. The decrease in cash used for operations of $202, or 97%, was due to lower operating results of $256 which were more than offset by lower working capital of $408, lower pension contributions of $27, and noncurrent liabilities of $25. The components of the change in working capital included favorable changes in receivables of $66, inventories of $156, accounts payable of $158, accrued expenses of $81, and prepaid expenses and other current assets of $25, offset by taxes, including income taxes of $78.
Financing Activities
Cash used for financing activities was $368 in the three months ended March 31, 2021 compared to cash provided from financing activities of $1,145 in the three months ended March 31, 2020. The change of $1,513, or 132%, was primarily due to debt issued of $1,200 in the first quarter of 2020 (which went with Arconic Corporation in the Arconic Inc. Separation Transaction) partially offset by debt issuance costs of $44, while the first quarter of 2021 had payments on the redemption of long-term debt of $361. (See Note O to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference). On an annual basis, the redemption of the 5.400% Notes and the 5.870% Notes will decrease Interest expense, net by approximately $47.
Howmet expects to re-instate a quarterly dividend of $0.02 per share of the Company’s common stock, beginning in the third quarter 2021, subject to the discretion and final approval of the Board of Directors each quarter after the Board’s consideration of all factors it deems relevant and subject to applicable law and contractual considerations.
The Company maintains a Five-Year Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and issuers named therein. On March 29, 2021, the Company entered into another amendment to its Credit Agreement to provide extended relief from its existing financial covenant through December 31, 2022. See Note O to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference.
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
The Company’s costs of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short and long-term debt ratings assigned to the Company by the major credit rating agencies.
The Company's credit ratings from the three major credit rating agencies are as follows:

	Issuer Rating	Outlook	Date of Last Update
Standard and Poor’s Ratings Service (S&P)	BB+	Negative	September 9, 2020
Moody’s Investors Service (Moody’s)	Ba2	Stable	April 20, 2021
Fitch Investors Service (Fitch)	BBB-	Stable	March 26, 2021
On March 26, 2021, Fitch affirmed the following ratings for Howmet: long-term debt at BBB- and the current outlook as stable.
On April 20, 2021, Moody’s upgraded Howmet’s long-term debt rating from Ba3 to Ba2 and the current outlook from negative to stable, citing the Company’s considerable revenues and well-established market position.
Investing Activities
Cash provided from investing activities was $3 in the three months ended March 31, 2021 compared to $11 in the three months ended March 31, 2020. The decrease in cash provided from investing activities of $8, or 73%, was primarily due to proceeds from the sale of assets and business of $114 primarily related to the sale of a hard extrusions plant in South Korea and an aluminum rolling mill in Brazil in the first quarter of 2020 (both of which related to Arconic Corporation), substantially offset by a decrease in capital expenditures of $97 and increase in cash receipts from sold receivables of $9.
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
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. For the first quarter of 2021, Howmet had four reporting units (Engine Products, Fastening Systems, Engineered Structures and Forged Wheels).
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
Under the qualitative assessment, various events and circumstances (or factors) that would affect the estimated fair value of a reporting unit are identified (similar to impairment indicators above). These factors are then classified by the type of impact they would have on the estimated fair value using positive, neutral, and adverse categories based on current business conditions. Additionally, an assessment of the level of impact that a particular factor would have on the estimated fair value is determined using high, medium, and low weighting. Furthermore, management considers the results of the most recent quantitative impairment test completed for a reporting unit and compares the weighted average cost of capital (“WACC”) between the current and prior years for each reporting unit.
During the first quarter of 2020, Howmet’s market capitalization declined significantly compared to the fourth quarter of 2019. Over the same period, the equity value of our peer group companies, and the overall U.S. stock market also declined significantly amid market volatility. In addition, as a result of the COVID-19 pandemic and measures designed to contain the spread, sales globally to customers in the aerospace and commercial transportation industries impacted by COVID-19 have been and are expected to be negatively impacted as a result of disruption in demand. As a result of these macroeconomic factors, we performed a qualitative impairment test in the first quarter to evaluate whether it is more likely than not that the fair value of any of our reporting units is less than its carrying value. As a result of this assessment, the Company performed a quantitative impairment test in the first quarter for the Engineered Structures reporting unit and concluded that though the margin between the fair value of the reporting unit and carrying value had declined from approximately 60% to approximately 15%, it was not impaired. Consistent with prior practice, a discounted cash flow model was used to estimate the current fair value of the reporting unit. The significant assumptions and estimates utilized to determine fair value were developed utilizing current market and forecast information reflecting the disruption in demand that has had and is expected to have a negative impact on the Company’s global sales in the aerospace industry. Since the first quarter of 2020, the Company did not identify an indication of impairment of goodwill related to any of its reporting units or indefinite-lived intangible assets.
In the first quarter of 2021, there was no indication of impairment identified for any reporting unit as the margin between fair value of the reporting unit and its carrying value exceeded 20%. As such, the fair values of all of our reporting units substantially exceeded their carrying values at March 31, 2021. If our actual results or external market factors decline significantly from management’s estimates, future goodwill impairment charges may be necessary and could be material.
Recently Adopted and Recently Issued Accounting Guidance
See Note C to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Forward-Looking Statements
This report contains statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Howmet’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements, forecasts and outlook relating to the condition of end markets; future financial results, operating performance, or estimated or expected future capital expenditures; future strategic actions; Howmet’s strategies, outlook, and business and financial prospects; and any future dividends or share repurchases. These statements reflect beliefs and assumptions that are based on Howmet’s perception of historical trends, current conditions and expected future developments, as well as other factors Howmet believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict, which could cause actual results to differ materially from those indicated by these statements. Such risks and uncertainties include, but are not limited to: a) uncertainty of the duration, extent and impact of the COVID-19 pandemic on Howmet’s business, results of operations, and financial condition; (b) deterioration in global economic and financial market conditions generally, including as a result of pandemic health issues (including COVID-19 and its effects, among other things, on global supply, demand, and distribution disruptions as the COVID-19 pandemic continues and results in an increasingly prolonged period of travel, commercial and/or other similar restrictions and limitations); (c) unfavorable changes in the markets served by Howmet; (d) the impact of potential cyber attacks and information technology or data security breaches; (e) the loss of significant customers or adverse changes in customers’ business or financial conditions; (f) manufacturing difficulties or other issues that impact product performance, quality or safety; (g) inability of suppliers to meet obligations due to supply chain disruptions or otherwise; (h) the inability to achieve revenue growth, cash generation, cost savings, restructuring plans, cost reductions, improvement in profitability, or strengthening of competitiveness and operations anticipated or targeted; (i) competition from new product offerings, disruptive technologies or other developments; (j) geopolitical, economic, and regulatory risks relating to Howmet’s global operations, including compliance with U.S. and foreign trade and tax laws, sanctions, embargoes and other regulations; (k) the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation, which can expose Howmet to substantial costs and liabilities; (l) failure to comply with government contracting regulations; (m) adverse changes in discount rates or investment returns on pension assets; and (n) the other risk factors summarized in Howmet’s Form 10-K for the year ended December 31, 2020 and other reports filed with the U.S. Securities and Exchange Commission. Market projections are subject to the risks discussed above and other risks in the market. Howmet disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
See Note R to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 6. Exhibits.

10.1	Amendment No. 5 dated as of March 29, 2021, to the Five-Year Revolving Credit Agreement, dated as of July 25, 2014, among Howmet Aerospace Inc., the lenders and issuers named therein, Citibank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2021.
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Howmet Aerospace Inc.

May 6, 2021	/s/ Ken Giacobbe
Date	Ken Giacobbe
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)
May 6, 2021	/s/ Paul Myron
Date	Paul Myron
Vice President and Controller
(Principal Accounting Officer)