Form 10-Q
period 2021-06-30
Howmet Aerospace Inc.
filed 2021-08-04
CIK 4281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of August 2, 2021, there were 428,912,175 shares of common stock, par value $1.00 per share, of the registrant outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Operations (unaudited)
(U.S. dollars in millions, except per-share amounts)

	Second quarter ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Sales (D)	$1,195	$1,253	$2,404	$2,887
Cost of goods sold (exclusive of expenses below)	857	923	1,730	2,106
Selling, general administrative, and other expenses	55	74	120	153
Research and development expenses	4	4	9	8
Provision for depreciation and amortization	67	73	135	144
Restructuring and other charges (E)	5	105	14	144
Operating income	207	74	396	332
Interest expense, net	89	144	161	228
Other expense (income), net (F)	8	16	12	(8)
Income (loss) before income taxes	110	(86)	223	112
Provision (benefit) for income taxes (H)	36	(2)	69	43
Income (loss) from continuing operations after income taxes	$74	$(84)	$154	$69
(Loss) income from discontinued operations after income taxes (B)	—	(12)	—	50
Net income (loss)	$74	$(96)	$154	$119

Amounts Attributable to Howmet Aerospace Common Shareholders (I):
Net income (loss)	$73	$(96)	$153	118
Earnings (loss) per share - basic
Continuing operations	$0.17	$(0.19)	$0.35	$0.16
Discontinued operations	$—	$(0.03)	$—	$0.11
Earnings (loss) per share - diluted
Continuing operations	$0.17	$(0.19)	$0.35	$0.15
Discontinued operations	$—	$(0.03)	$—	$0.11
Average Shares Outstanding (I):
Average shares outstanding - basic	432	436	433	436
Average shares outstanding - diluted	437	436	438	440
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Comprehensive Income (Loss) (unaudited)
(U.S. dollars in millions)

	Second quarter ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$74	$(96)	$154	$119
Other comprehensive income (loss), net of tax (J):
Change in unrecognized net actuarial loss and prior service cost related to pension and other postretirement benefits	35	9	77	46
Foreign currency translation adjustments	18	(8)	(26)	(73)
Net change in unrealized losses on debt securities	—	(1)	—	—
Net change in unrecognized gains (losses) on cash flow hedges	4	9	8	(4)
Total Other comprehensive income (loss), net of tax	57	9	59	(31)
Comprehensive income (loss)	$131	$(87)	$213	$88
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Consolidated Balance Sheet (unaudited)
(U.S. dollars in millions)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$715	$1,610
Receivables from customers, less allowances of $— in 2021 and $1 in 2020 (K)	316	328
Other receivables (K)	100	29
Inventories (L)	1,456	1,488
Prepaid expenses and other current assets	212	217
Total current assets	2,799	3,672
Properties, plants, and equipment, net (M)	2,515	2,592
Goodwill (D)	4,090	4,102
Deferred income taxes	188	272
Intangibles, net	557	571
Other noncurrent assets (N)	230	234
Total assets	$10,379	$11,443
Liabilities
Current liabilities:
Accounts payable, trade	$632	$599
Accrued compensation and retirement costs	195	205
Taxes, including income taxes	80	102
Accrued interest payable	75	89
Other current liabilities (N)	232	289
Short-term debt (O)	13	376
Total current liabilities	1,227	1,660
Long-term debt, less amount due within one year (O and P)	4,227	4,699
Accrued pension benefits (G)	868	985
Accrued other postretirement benefits (G)	156	198
Other noncurrent liabilities and deferred credits (N)	303	324
Total liabilities	6,781	7,866
Contingencies and commitments (R)
Equity
Howmet Aerospace shareholders’ equity:
Preferred stock	55	55
Common stock	429	433
Additional capital	4,481	4,668
Retained earnings	517	364
Accumulated other comprehensive loss (J)	(1,884)	(1,943)
Total equity	3,598	3,577
Total liabilities and equity	$10,379	$11,443
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(U.S. dollars in millions)

	Six months ended
	June 30,
	2021	2020
Operating activities
Net income	$154	$119
Adjustments to reconcile net income to cash provided from (used for) operations:
Depreciation and amortization	135	203
Deferred income taxes	15	25
Restructuring and other charges	14	126
Net loss from investing activities—asset sales	4	4
Net periodic pension benefit cost (G)	9	34
Stock-based compensation	14	23
Other	46	48
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
Increase in receivables	(231)	(70)
Decrease (increase) in inventories	19	(136)
Decrease (increase) in prepaid expenses and other current assets	10	(11)
Increase (decrease) in accounts payable, trade (A)	48	(320)
Decrease in accrued expenses	(93)	(173)
Increase in taxes, including income taxes	24	96
Pension contributions	(61)	(102)
Increase in noncurrent assets	(4)	(6)
Decrease in noncurrent liabilities	(24)	(37)
Cash provided from (used for) operations	79	(177)
Financing Activities
Net change in short-term borrowings (original maturities of three months or less)	(1)	(2)
Additions to debt (original maturities greater than three months) (B)(O)	—	2,400
Payments on debt (original maturities greater than three months) (O)	(838)	(2,041)
Debt issuance costs (B)(O)	(1)	(61)
Premiums paid on early redemption of debt (O)	(22)	(59)
Proceeds from exercise of employee stock options	15	30
Dividends paid to shareholders	(1)	(10)
Repurchase of common stock	(200)	—
Net cash transferred to Arconic Corporation at separation (B)	—	(500)
Other	(20)	(34)
Cash used for financing activities	(1,068)	(277)
Investing Activities
Capital expenditures (A)(D)	(91)	(184)
Proceeds from the sale of assets and businesses (B)(Q)	8	114
Sale of debt securities	5	—
Cash receipts from sold receivables (K)	172	114
Cash provided from investing activities	94	44
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(8)
Net change in cash, cash equivalents and restricted cash	(895)	(418)
Cash, cash equivalents and restricted cash at beginning of period	1,611	1,703
Cash, cash equivalents and restricted cash at end of period	$716	$1,285

The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(U.S. dollars in millions, except per-share amounts)

	Howmet Aerospace Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests	Total Equity
Balance at March 31, 2020	$55	$436	$7,326	$319	$(3,369)	$14	$4,781
Net loss	—	—	—	(96)	—	—	(96)
Other comprehensive income (J)	—	—	—	—	9	—	9
Stock-based compensation	—	—	10	—	—	—	10
Distributions to Arconic Corporation (B)	—	—	(2,633)	—	1,392	(14)	(1,255)
Balance at June 30, 2020	$55	$436	$4,703	$223	$(1,968)	$—	$3,449

	Howmet Aerospace Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at March 31, 2021	$55	$434	$4,671	$443	$(1,941)	$3,662
Net income	—	—	—	74	—	74
Other comprehensive income (J)	—	—	—	—	57	57
Repurchase and retirement of common stock	—	(6)	(194)	—	—	(200)
Stock-based compensation	—	—	8	—	—	8
Common stock issued: compensation plans	—	1	(4)	—	—	(3)
Balance at June 30, 2021	$55	$429	$4,481	$517	$(1,884)	$3,598

The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(U.S. dollars in millions, except per-share amounts)

	Howmet Aerospace Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests	Total Equity
Balance at December 31, 2019	$55	$433	$7,319	$113	$(3,329)	$14	$4,605
Net income	—	—	—	119	—	—	119
Other comprehensive loss (J)	—	—	—	—	(31)	—	(31)
Cash dividends declared:
Preferred-Class A @ $1.875 per share	—	—	—	(1)	—	—	(1)
Common @ $0.02 per share	—	—	—	(8)	—	—	(8)
Stock-based compensation	—	—	23	—	—	—	23
Common stock issued: compensation plans	—	3	(6)	—	—	—	(3)
Distributions to Arconic Corporation (B)	—	—	(2,633)	—	1,392	(14)	(1,255)
Balance at June 30, 2020	$55	$436	$4,703	$223	$(1,968)	$—	$3,449

	Howmet Aerospace Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2020	$55	$433	$4,668	$364	$(1,943)	$3,577
Net income	—	—	—	154	—	154
Other comprehensive income (J)	—	—	—	—	59	59
Cash dividends declared:
Preferred-Class A @ $1.875 per share	—	—	—	(1)	—	(1)
Repurchase and retirement of common stock	—	(6)	(194)	—	—	(200)
Stock-based compensation	—	—	14	—	—	14
Common stock issued: compensation plans	—	2	(7)	—	—	(5)
Balance at June 30, 2021	$55	$429	$4,481	$517	$(1,884)	$3,598

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
For the six months ended June 30, 2021 and 2020, the Company derived approximately 60% and 70%, respectively, of its revenue from products sold to the aerospace end-market. As a result of the global coronavirus (“COVID-19”) pandemic and its impact on the aerospace industry to-date, the possibility exists that there could be a sustained impact to our operations and financial results. Since the start of the pandemic, certain original equipment manufacturer (“OEM”) customers have reduced production or suspended manufacturing operations in North America and Europe on a temporary basis. While the pandemic has resulted in the temporary closure of a small number of the Company's manufacturing facilities during 2020, all of our manufacturing facilities are currently operating. Since the duration of the pandemic is uncertain, management has taken a series of actions to address the financial impact, including announcing certain headcount reductions and reducing the level of capital expenditures to preserve cash and maintain liquidity.
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
As previously disclosed, during the third quarter of 2020, the Company identified a misclassification in the presentation of changes in accounts payable and capital expenditures in its previously issued Statement of Consolidated Cash Flows for the six months ended June 30, 2020. Although management has determined that such misclassification was not material, the Company revised the accompanying Statement of Consolidated Cash Flows for the six months ended June 30, 2020, resulting in an $83 increase to previously reported capital expenditures and decrease to cash provided from investing activities with a corresponding reduction (decrease) in accounts payable, trade and increase in cash provided by operations.
Also as previously disclosed, in the third quarter of 2020, a $16 deferred tax error was identified related to periods prior to 2018. Although management determined it was not material to any periods, the Company has revised the accompanying Statement of Changes in Consolidated Equity for the three and six months ended June 30, 2020 to present the correction as a reduction to Retained earnings as of December 31, 2019.
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
Discontinued Operations
The results of operations of Arconic Corporation are presented as discontinued operations in the Statement of Consolidated Operations as summarized below:

	Second quarter ended	Six months ended
	June 30,	June 30,
	2020	2020
Sales	$—	$1,575
Cost of goods sold	—	1,293
Selling, general administrative, research and development and other expenses	5	106
Provision for depreciation and amortization	—	58
Restructuring and other charges	—	(18)
Operating (loss) income from discontinued operations	(5)	136
Interest expense	—	7
Other expense, net	—	41
(Loss) income from discontinued operations	(5)	88
Provision for income taxes	7	38
(Loss) income from discontinued operations after income taxes	$(12)	$50

The following table presents purchases of properties, plants, and equipment, proceeds from the sale of businesses and the provision for depreciation and amortization of discontinued operations related to Arconic Corporation:

	Second quarter ended	Six months ended
	June 30,	June 30,
	2020	2020
Capital expenditures	$—	$72
Proceeds from the sales of businesses	$—	$112
Provision for depreciation and amortization	$—	$58
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
Goodwill
The Company had $4,090 of Goodwill at June 30, 2021 and reviews it annually for impairment in the fourth quarter, or more frequently, if indicators exist or if a decision is made to sell or realign a business.
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
During the first quarter of 2020, Howmet's market capitalization declined significantly compared to the fourth quarter of 2019. Over the same period, the equity value of our peer group companies, and the overall U.S. stock market also declined significantly amid market volatility. In addition, as a result of the COVID-19 pandemic and measures designed to contain the spread, global sales to customers in the aerospace and commercial transportation industries impacted by COVID-19 have been and are expected to be negatively impacted compared to 2019 as a result of disruption in demand. As a result of these macroeconomic factors, we performed a qualitative impairment test to evaluate whether it is more likely than not that the fair value of any of our reporting units is less than its carrying value. As a result of this assessment, the Company performed a quantitative impairment test in the first quarter of 2020 for the Engineered Structures reporting unit and concluded that though the margin between the fair value of the reporting unit and carrying value had declined from approximately 60% to approximately 15%, it was not impaired. Consistent with prior practice, a discounted cash flow model was used to estimate the current fair value of the reporting unit. The significant assumptions and estimates utilized to determine fair value were developed utilizing current market and forecast information reflecting the disruption in demand that has and is expected to negatively impact the Company’s sales globally in the aerospace industry. If our actual results or external market factors decline significantly from management’s estimates, future goodwill impairment charges may be necessary and could be material. Since the first quarter of 2020, there have been no indicators of impairment identified for the Engineered Structures reporting unit or any other reporting units or indefinite-lived intangible assets.

The operating results of the Company’s reportable segments were as follows. Differences between total segment and consolidated totals are in Corporate.

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Second quarter ended June 30, 2021
Sales:
Third-party sales	$544	$262	$160	$229	$1,195
Inter-segment sales	1	—	2	—	3
Total sales	$545	$262	$162	$229	$1,198
Profit and loss:
Segment operating profit	$100	$50	$11	$61	$222
Restructuring and other charges	5	3	—	—	8
Provision for depreciation and amortization	30	13	13	9	65
Capital expenditures	16	9	5	13	43

Second quarter ended June 30, 2020
Sales:
Third-party sales	$585	$326	$229	$113	$1,253
Inter-segment sales	1	—	2	—	3
Total sales	$586	$326	$231	$113	$1,256
Profit and loss:
Segment operating profit	$105	$70	$19	$6	$200
Restructuring and other charges (credits)	22	24	(5)	1	42
Provision for depreciation and amortization	31	12	14	9	66
Capital expenditures	14	7	5	4	30

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Six months ended June 30, 2021
Sales:
Third-party sales	$1,078	$534	$336	$456	$2,404
Inter-segment sales	2	—	3	—	5
Total sales	$1,080	$534	$339	$456	$2,409
Profit and loss:
Segment operating profit	$201	$95	$21	$131	$448
Restructuring and other charges	10	5	1	—	16
Provision for depreciation and amortization	61	25	25	19	130
Capital expenditures	27	14	10	22	73

Six months ended June 30, 2020
Sales:
Third-party sales	$1,366	$711	$504	$304	$2,885
Inter-segment sales	3	—	5	—	8
Total sales	$1,369	$711	$509	$304	$2,893
Profit and loss:
Segment operating profit	$270	$166	$47	$56	$539
Restructuring and other charges	35	26	12	3	76
Provision for depreciation and amortization	61	24	27	19	131
Capital expenditures	33	15	8	11	67

The following table reconciles Total segment operating profit to Income (loss) from continuing operations before income taxes:

	Second quarter ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Total segment operating profit	$222	$200	$448	$539
Unallocated amounts:
Restructuring and other charges	(5)	(105)	(14)	(144)
Corporate expense	(10)	(21)	(38)	(63)
Consolidated operating income	$207	$74	$396	$332
Interest expense	(89)	(144)	(161)	(228)
Other (expense) income, net	(8)	(16)	(12)	8
Income (loss) from continuing operations before income taxes	$110	$(86)	$223	$112
The following table reconciles Total segment capital expenditures, which are presented on an accrual basis, with Capital expenditures as presented on the Statement of Consolidated Cash Flows. Differences between segment and consolidated totals are in Corporate and discontinued operations, including the impact of changes in accrued capital expenditures during the period.

	Second quarter ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Total segment capital expenditures	$43	$30	$73	$67
Corporate and discontinued operations	(7)	2	18	117
Capital expenditures	$36	$32	$91	$184

The following table disaggregates segment revenue by major end market served. Differences between total segment and consolidated totals are in Corporate.

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Second quarter ended June 30, 2021
Aerospace - Commercial	$260	$129	$79	$—	$468
Aerospace - Defense	121	41	64	—	226
Commercial Transportation	—	49	—	229	278
Industrial and Other	163	43	17	—	223
Total end-market revenue	$544	$262	$160	$229	$1,195

Second quarter ended June 30, 2020
Aerospace - Commercial	$312	$224	$144	$—	$680
Aerospace - Defense	125	39	64	—	228
Commercial Transportation	—	34	—	113	147
Industrial and Other	148	29	21	—	198
Total end-market revenue	$585	$326	$229	$113	$1,253

Six months ended June 30, 2021
Aerospace - Commercial	$487	$277	$159	$—	$923
Aerospace - Defense	272	83	141	—	496
Commercial Transportation	—	95	—	456	551
Industrial and Other	319	79	36	—	434
Total end-market revenue	$1,078	$534	$336	$456	$2,404

Six months ended June 30, 2020
Aerospace - Commercial	$819	$481	$328	$—	$1,628
Aerospace - Defense	252	83	134	—	469
Commercial Transportation	—	80	—	304	384
Industrial and Other	295	67	42	—	404
Total end-market revenue	$1,366	$711	$504	$304	$2,885
The Company derived 59% and 73% of its revenue from aerospace end markets for the six months ended June 30, 2021 and 2020, respectively.
General Electric Company represented approximately 12% of the Company’s third-party sales for both the six months ended June 30, 2021 and 2020, primarily from Engine Products.

E. Restructuring and Other Charges

	Second quarter ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Layoff costs	$2	$54	$2	$76
Net reversals of previously recorded layoff reserves	(2)	(8)	(1)	(10)
Pension, Other post-retirement benefits and Deferred Compensation - net settlements (G)	3	64	6	64
Non-cash asset impairments	4	—	4	—
Net loss related to divestitures of assets and businesses (Q)	—	(7)	4	9
Other	(2)	2	(1)	5
Restructuring and other charges	$5	$105	$14	$144

In the second quarter and six months ended June 30, 2021, the Company recorded Restructuring and other charges of $5 and $14, respectively, which was primarily due to charges for pension plan settlements and exit related costs.
In the second quarter of 2020, the Company recorded Restructuring and other charges of $105, which included a $64 charge for pension plan settlements; a $54 charge for layoff costs; and a $2 charge for various other exit costs. These charges were partially offset by an $8 benefit from the reversal of several existing layoff reserves and a $7 benefit from the reversal of an impairment due to change in classification from held for sale to held for use related to an aerospace components business in the United Kingdom (U.K.).
In the six months ended June 30, 2020, the Company recorded Restructuring and other charges of $144, which included a $76 charge for layoff costs; a $64 charge for pension plan settlements; a $6 post-closing adjustment related to the sale of the Company’s U.K. forgings business (which was formerly part of the Engine Products segment); $5 for impairment of assets associated with an agreement to sell an aerospace components business in the U.K. (within the Engineered Structures segment); and a $5 charge for various other exit costs. These charges were partially offset by a benefit of $10 related to the reversal of prior period programs and a gain of $2 on the sale of assets.

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2020	$54	$—	$54
Cash payments	(32)	—	(32)
Restructuring charges	7	7	14
Other(1)	(8)	(7)	(15)
Reserve balances at June 30, 2021	$21	$—	$21
(1)In the six months ended June 30, 2021, layoff costs included a $6 charge for pension plan settlements and a $2 charge for other layoffs costs; while other exit costs included a $4 charge for impairment of assets associated with the sale of a small manufacturing business and a $6 charge for other exit costs including accelerated depreciation, partially offset by a $3 favorable working capital related settlement.
The remaining Layoff cost reserves are expected to be paid in cash by the end of 2021.
F. Other Expense (Income), Net

	Second quarter ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Non-service related net periodic benefit cost	$3	$5	$6	$11
Interest income	(1)	—	(1)	(4)
Foreign currency losses (gains), net	1	(7)	3	(7)
Net loss from asset sales	1	2	4	4
Deferred compensation	4	7	6	(3)
Other, net	—	9	(6)	(9)
Other expense (income), net	$8	$16	$12	$(8)

G. Pension and Other Postretirement Benefits
The components of net periodic benefit cost were as follows:

	Second quarter ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Pension benefits
Service cost	$1	$2	$2	$9
Interest cost	12	17	24	64
Expected return on plan assets	(23)	(24)	(46)	(94)
Recognized net actuarial loss	15	12	29	54
Settlements	3	64	6	64
Net periodic benefit cost(1)	8	71	15	97
Discontinued operations	—	—	—	20
Net amount recognized in continuing operations in Statement of Consolidated Operations	$8	$71	$15	$77

Other postretirement benefits
Service cost	$1	$1	$1	$2
Interest cost	2	1	3	7
Recognized net actuarial loss	—	—	—	2
Amortization of prior service benefit	(3)	(1)	(4)	(3)
Net periodic benefit cost(1)	—	1	—	8
Discontinued operations	—	—	—	6
Net amount recognized in continuing operations in Statement of Consolidated Operations	$—	$1	$—	$2

(1)Service cost for continuing operations was included within Cost of goods sold, Selling, general administrative, and other expenses, and Research and development expenses; settlements and curtailments were included in Restructuring and other charges; and all other cost components were recorded in Other expense (income), net in the Statement of Consolidated Operations. The amounts included in Net periodic benefit cost include costs related to both continuing and discontinued operations for the six months ended June 30, 2020.
Pension benefits
In the second quarter of 2021, the Company applied settlement accounting to certain U.S. pension plans due to lump sum payments made to participants, which resulted in settlement charges of $3 and $6 in the second quarter and six months ended June 30, 2021, respectively, that were recorded in Restructuring and other charges.
On March 11, 2021, the American Rescue Plan Act of 2021 (“ARPA 2021”) was signed into law in the United States. ARPA 2021, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. Management expects Howmet’s estimated pension contributions and other postretirement benefit payments in 2021 to be approximately $120.
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
The estimated annual effective tax rate, before discrete items, applied to ordinary income was 29.1% in both the second quarter and six months ended June 30, 2021, and 36.1% in both the second quarter and six months ended June 30, 2020. The 2021 rate was higher than the U.S. federal statutory rate of 21% primarily due to additional estimated U.S. tax on Global Intangible Low-Taxed Income and other foreign earnings, incremental state tax and foreign taxes on earnings also subject to U.S. federal income tax, and nondeductible expenses. The 2020 rate was higher than the U.S. federal statutory rate of 21% primarily due to U.S. tax on foreign earnings, incremental state tax and foreign taxes on earnings also subject to U.S. federal income tax and higher nondeductible expenses.
For the second quarter of 2021 and 2020, the tax rate including discrete items was 32.7% (provision on income) and 2.3% (benefit on loss), respectively. For the second quarter of 2021, the Company recorded a discrete tax charge of $4 related to a $2 charge for a U.K. tax rate change and a net $2 charge for other items. For the second quarter of 2020, the Company recorded a discrete tax benefit of $10 related to a $6 charge for the remeasurement of deferred tax balances in various jurisdictions as a result of the Arconic Inc. Separation Transaction and a net $4 charge for prior year items.
For the six months ended June 30, 2021 and 2020, the tax rate including discrete items was 30.9% and 38.4% (both are provisions on income), respectively. For the six months ended June 30, 2021, the Company recorded a discrete tax charge of $3 related to a $2 charge for a U.K. tax rate change and a net charge of $1 for other items. For the six months ended June 30, 2020, the Company recorded a discrete tax charge of $2 related to a $6 charge for the remeasurement of deferred tax balances in various jurisdictions as a result of the Arconic Inc. Separation Transaction, a net $3 charge for prior year items, partially offset by a $5 benefit related to stock compensation and a net $2 benefit for other small items.
The tax provision (benefit) for the second quarter and six months ended June 30, 2021 and 2020 were comprised of the following:

	Second quarter ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Pre-tax income (loss) at estimated annual effective income tax rate before discrete items	$32	$(31)	$65	$40
Impact of change in estimated annual effective tax rate on previous quarter’s pre-tax income	(1)	18	—	—
Interim period treatment of operational losses in foreign jurisdictions for which no tax benefit is recognized	1	1	1	1
Other discrete items	4	10	3	2
Provision (benefit) for income taxes	$36	$(2)	$69	$43

I. Earnings Per Share
Basic earnings per share (“EPS”) amounts are computed by dividing earnings, after the deduction of preferred stock dividends declared, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.
The information used to compute basic and diluted EPS attributable to Howmet common shareholders was as follows (shares in millions):

	Second quarter ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss) from continuing operations attributable to common shareholders	$74	$(84)	$154	$69
(Loss) income from discontinued operations	—	(12)	—	50
Net income (loss) attributable to common shareholders	74	(96)	154	119
Less: preferred stock dividends declared	1	—	1	1
Net income (loss) available to Howmet Aerospace common shareholders - basic and diluted	$73	$(96)	$153	$118

Average shares outstanding - basic	432	436	433	436
Effect of dilutive securities:
Stock options	1	—	1	—
Stock and performance awards	4	—	4	4
Average shares outstanding - diluted	437	436	438	440
Common stock outstanding at June 30, 2021 and 2020 was approximately 429 million and 436 million, respectively.
On May 20, 2019, the Company announced that its Board of Directors authorized the repurchase of $500 of the Company's outstanding common stock (the “Share Repurchase Program”) by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements or other derivative transactions. There was no stated expiration for the Share Repurchase Program under which the Company may repurchase shares from time to time and pursuant to such terms, as and if it deems appropriate. The Share Repurchase Program may be suspended, modified or terminated at any time without prior notice. The decrease in common stock outstanding at June 30, 2021 was primarily due to the impact of share repurchases of approximately 6 million shares in the quarter ended June 30, 2021, which were purchased at an average price of $34.02 per share for approximately $200 in cash. All of the shares repurchased have been retired. After giving effect to the share repurchases made through June 30, 2021, approximately $77 remains available under the prior authorizations by the Board of Directors for the Share Repurchase Program. As average shares outstanding are used in the calculation for both basic and diluted EPS, the full impact of share repurchases was not realized in EPS in the second quarter and six months ended June 30, 2021 as share repurchases occurred at varying points during the second quarter of 2021.
On July 19, 2021, the Company’s Board of Directors declared a dividend of $0.02 per share on the outstanding common stock of the Company, to be paid on August 25, 2021, to the holders of record of the common stock at the close of business on August 6, 2021.
The following shares were excluded from the calculation of average shares outstanding – diluted as their effect was anti-dilutive (shares in millions):

	Second quarter ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock options(1)	—	3	—	3
Stock and performance awards	—	3	—	—
(1)The weighted average exercise price per share of options excluded from diluted EPS was $26.04 as of June 30, 2020.

J. Accumulated Other Comprehensive Loss
The following table details the activity of the four components that comprise Accumulated other comprehensive loss:

	Second quarter ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Pension and other postretirement benefits (G)
Balance at beginning of period	$(938)	$(2,695)	$(980)	$(2,732)
Other comprehensive income:
Unrecognized net actuarial gain (loss) and prior service cost/benefit	30	(60)	67	(59)
Tax (expense) benefit	(7)	8	(15)	8
Total Other comprehensive income (loss) before reclassifications, net of tax	23	(52)	52	(51)
Amortization of net actuarial loss and prior service cost(1)	15	74	31	117
Tax expense(2)	(3)	(13)	(6)	(20)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(3)	12	61	25	97
Total Other comprehensive income	35	9	77	46
Transfer to Arconic Corporation	—	1,820	—	1,820
Balance at end of period	$(903)	$(866)	$(903)	$(866)
Foreign currency translation
Balance at beginning of period	$(1,010)	$(661)	$(966)	$(596)
Foreign currency translation	18	(8)	(26)	(87)
Net amount reclassified from Accumulated other comprehensive loss(4)	—	—	—	14
Other comprehensive income (loss)	18	(8)	(26)	(73)
Transfer to Arconic Corporation	—	(428)	—	(428)
Balance at end of period	$(992)	$(1,097)	$(992)	$(1,097)
Debt securities
Balance at beginning of period	$—	$1	$—	$—
Other comprehensive loss(5)	—	(1)	—	—
Balance at end of period	$—	$—	$—	$—
Cash flow hedges
Balance at beginning of period	$7	$(14)	$3	$(1)
Other comprehensive income (loss):
Net change from periodic revaluations	11	3	19	(8)
Tax (expense) income	(2)	1	(4)	—
Total Other comprehensive income (loss) before reclassifications, net of tax	9	4	15	(8)
Net amount reclassified to earnings	(5)	5	(8)	4
Tax expense(2)	—	—	1	—
Total amount reclassified from Accumulated other comprehensive (loss) income, net of tax(3)	(5)	5	(7)	4
Total Other comprehensive income (loss)	4	9	8	(4)
Balance at end of period	$11	$(5)	$11	$(5)

Accumulated other comprehensive loss	$(1,884)	$(1,968)	$(1,884)	$(1,968)

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
The first is an arrangement with financial institutions to sell certain customer receivables without recourse on a revolving basis (the “Receivables Sale Program”). The sale of such receivables is completed using a bankruptcy remote special purpose entity, which is a consolidated subsidiary of the Company. This arrangement historically provided up to a maximum funding of $400 for receivables sold. The Company maintains a beneficial interest, or a right to collect cash, on the sold receivables that have not been funded (deferred purchase program receivable).
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
The Company had net cash repayments totaling $22 ($41 in draws and $63 in repayments) and $136 ($138 in draws and $274 in repayments) for the six months ended June 30, 2021 and June 30, 2020, respectively.
As of June 30, 2021 and December 31, 2020, the deferred purchase program receivable was $49 and $12, respectively, which was included in Other receivables on the accompanying Consolidated Balance Sheet. The deferred purchase program receivable is reduced as collections of the underlying receivables occur; however, as this is a revolving program, the sale of new receivables will result in an increase in the deferred purchase program receivable. The Company services the customer receivables for the financial institutions at market rates; therefore, no servicing asset or liability was recorded.
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
The SPE sold $71 and $155 of its receivables without recourse and received cash funding under this program during the second quarter and six months ended June 30, 2021, respectively, resulting in derecognition of the receivables from the Company’s Consolidated Balance Sheets. As of June 30, 2021 and December 31, 2020, $68 and $46 remained outstanding from the customer, respectively. Cash received from collections of sold receivables is used by the SPE to fund additional purchases of receivables on a revolving basis, not to exceed $125, which is the aggregate maximum limit. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which was $10 and $33 at June 30, 2021 and December 31, 2020, respectively. Costs associated with the sales of receivables are reflected in the Company’s Consolidated Statements of Operations for the periods in which the sales occur. Cash receipts from sold receivables under the Receivables Purchase Agreement are presented within operating activities in the Statement of Consolidated Cash Flows.
The Company had accounts receivable securitization arrangements totaling $425 at both June 30, 2021 and December 31, 2020, of which $250 was drawn at June 30, 2021 and at December 31, 2020. The net cash funding from the sale of accounts receivable was neither a use of cash nor a source of cash in 2021.

Other Customer Receivable Sales
In the second quarter and six months ended June 30, 2021, the Company sold $98 and $164, respectively, of certain customers’ receivables in exchange for cash (of which $92 remained outstanding from the customers at June 30, 2021), the proceeds from which are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows. In the second quarter and six months ended June 30, 2020, the Company sold $58 and $89, respectively, of certain customers’ receivables in exchange for cash, the proceeds from which are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows.
L. Inventories

	June 30, 2021	December 31, 2020
Finished goods	$500	$528
Work-in-process	656	629
Purchased raw materials	263	292
Operating supplies	37	39
Total inventories	$1,456	$1,488

At June 30, 2021 and December 31, 2020, the portion of inventories valued on a last-in, first-out (“LIFO”) basis was $490 and $458, respectively. If valued on an average-cost basis, total inventories would have been $152 and $131 higher at June 30, 2021 and December 31, 2020, respectively.
M. Properties, Plants, and Equipment, net

	June 30, 2021	December 31, 2020
Land and land rights	$92	$98
Structures	1,025	1,033
Machinery and equipment	3,910	3,879
	5,027	5,010
Less: accumulated depreciation and amortization	2,701	2,626
	2,326	2,384
Construction work-in-progress	189	208
Properties, plants, and equipment, net	$2,515	$2,592

The Company incurred capital expenditures which remained unpaid at June 30, 2021 and June 30, 2020 of $39 and $29, respectively, which result in cash outflows for investing activities in subsequent periods.
N. Leases
Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $16 and $18 in the second quarter of 2021 and 2020, respectively. Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $33 and $36 in the six months ended June 30, 2021 and 2020, respectively.
Operating lease right-of-use assets and lease liabilities in the Consolidated Balance Sheet were as follows:

	June 30, 2021	December 31, 2020
Right-of-use assets classified in Other noncurrent assets	$123	$131

Current portion of lease liabilities classified in Other current liabilities	36	38
Long-term portion of lease liabilities classified in Other noncurrent liabilities	93	100
Total lease liabilities	$129	$138

O. Debt

	June 30, 2021	December 31, 2020
5.400% Notes, due 2021(1)	$—	$361
5.870% Notes, due 2022(2)	—	476
5.125% Notes, due 2024	1,250	1,250
6.875% Notes, due 2025	1,200	1,200
5.900% Notes, due 2027	625	625
6.750% Bonds, due 2028	300	300
5.950% Notes due 2037	625	625
4.750% Iowa Finance Authority Loan, due 2042	250	250
Other(3)	(10)	(12)
	4,240	5,075
Less: amount due within one year	13	376
Total long-term debt	$4,227	$4,699

(1)Redeemed on January 15, 2021.
(2)Redeemed on May 3, 2021.
(3)Includes various financing arrangements related to subsidiaries, unamortized debt discounts and unamortized debt issuance costs related to outstanding notes and bonds listed in the table above.
Public Debt.
On April 6, 2020, the Company completed the early redemption of all $1,000 of its 6.150% Notes due 2020 (the “6.150% Notes”) and the early partial redemption of $300 of its 5.400% Notes due 2021 (the “5.400% Notes"). Holders of the 6.150% Notes were paid an aggregate of $1,020 and holders of the 5.400% Notes were paid an aggregate of $315, plus accrued and unpaid interest up to, but not including, the redemption date. The Company incurred early termination premium and accrued interest of $35 and $17, respectively, which has been recorded in Interest expense, net during the second quarter ended June 30, 2020 in the Statement of Consolidated Operations.
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
On May 21, 2020, the Company completed a cash tender offer and redeemed $589 and $151 of principal amount of the 5.400% Notes and its 5.870% Notes due 2022 (the “5.870% Notes”), respectively. The amount of early tender premium and accrued interest associated with the notes accepted for early settlement were $24 and $4, respectively, which was recorded in Interest expense, net during the second quarter ended June 30, 2020 in the Statement of Consolidated Operations.
On January 15, 2021, the Company completed the early redemption of all the remaining $361 of its 5.400% Notes at par and paid $5 in accrued interest.
On May 3, 2021, the Company completed the early redemption of all the remaining $476 aggregate principal amount of its 5.870% Notes and paid an aggregate of $503, including $5 of accrued interest. The Company also incurred an early termination premium and other costs of $23, which was recorded in Interest expense, net in the second quarter of 2021.
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

The Company is required to maintain a ratio of Consolidated Net Debt (as defined in the Credit Agreement) to Consolidated EBITDA (as defined in the Credit Agreement) as of each fiscal quarter for the period of the four fiscal quarters of the Company most recently ended as follows:

No greater than
(i) for the quarter ending June 30, 2021	5.50 to 1.00
(ii) for the quarter ending September 30, 2021	5.00 to 1.00
(iii) for the quarter ending December 31, 2021	4.75 to 1.00
(iv) for the quarter ending March 31, 2022	4.50 to 1.00
(v) for the quarter ending June 30, 2022	4.50 to 1.00
(vi) for the quarter ending September 30, 2022	4.25 to 1.00
(vii) for the quarter ending December 31, 2022	3.75 to 1.00
(viii) for the quarter ending March 31, 2023 and thereafter	3.50 to 1.00
Under the March 2021 amendment to the Credit Agreement, during the covenant relief period through December 31, 2022 (unless the Company ends the covenant relief period earlier in accordance with the amendment), common stock dividends (see Note I) and share repurchases (see Note I) are permitted only if no loans under the Credit Agreement are outstanding at the time and are limited to an aggregate amount not to exceed $250 during the year ending December 31, 2021 with an incremental amount of $400 available during the year ending December 21, 2022 provided that any amount that remains unused as of December 31, 2021 may be carried forward and used during the year ending December 31, 2022.
There were no amounts outstanding at June 30, 2021 or December 31, 2020, and no amounts were borrowed during 2021 or 2020 under the Credit Agreement. At June 30, 2021, the Company was in compliance with all covenants under the Credit Agreement. Availability under the Credit Agreement could be reduced in future periods if the Company fails to maintain the required ratios referenced above.
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

	June 30, 2021		December 31, 2020
	Carrying value	Fair value	Carrying value	Fair value
Long-term debt, less amount due within one year	$4,227	$4,886	$4,699	$5,426
Restricted cash, which was included in Prepaid expenses and other current assets in the Consolidated Balance Sheet, was $1 at both June 30, 2021 and December 31, 2020.
Q. Divestitures
2021 Divestiture
On June 1, 2021, the Company completed the sale of a small manufacturing plant in France within the Fastening Systems segment for $10 (of which $8 of cash was received in the second quarter of 2021), subject to working capital and other adjustments. An agreement to sell was reached on March 15, 2021, which resulted in a charge of $4 related to the non-cash impairment of the net book value of the business, primarily goodwill, in the first quarter of 2021 which was recorded in Restructuring and other charges in the Statement of Consolidated Operations.
2020 Divestiture
On January 31, 2020, the Company reached an agreement to sell a small manufacturing plant in the U.K. within the Engineered Structures segment for $12 in cash, and therefore was classified as held for sale. As a result of entering into the agreement, a charge of $12 was recognized related to a non-cash impairment of the net book value of the business, primarily properties, plants, and equipment in the first quarter of 2020, which was recorded in Restructuring and other charges in the Statement of Consolidated Operations. As the sale did not close, the Company changed the classification from held for sale to held for use in the second quarter of 2020 and recorded these assets at their lower of carrying value (assuming no initial reclassification for held for sale was made) or fair value. The result was a reversal of $7 related to a non-cash impairment in the second quarter of 2020. These charges were recorded in Restructuring and other charges in the Statement of Consolidated Operations.
R. Contingencies and Commitments
Contingencies
The following information supplements and, as applicable, updates the discussion of the contingencies and commitments in Note V to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “Form 10-K”), and should be read in conjunction with the complete descriptions provided in the Form 10-K.
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
The Company’s remediation reserve balance was $10 at both June 30, 2021 and December 31, 2020, recorded in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet (of which $6 and $5, respectively, were classified as a current liability), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Payments related to remediation expenses applied against the reserve were less than $1 in the second quarter ended June 30, 2021 and included expenditures currently mandated, as well as those not required by any regulatory authority or third party.
Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be less than 1% of Cost of goods sold.
Reynobond PE
The Company is indemnified for all potential liabilities associated with the fire at the Grenfell Tower in London, U.K., which occurred on June 14, 2017, by Arconic Corporation pursuant to the Separation and Distribution Agreement dated March 31, 2020, including, with respect to the following legal proceedings, as updated from the Form 10-K:
United Kingdom Litigation (various claims on behalf of survivors and estates of decedents). These suits have been further stayed until a hearing can be held by the relevant court on the first available date after April 4, 2022.
Howard v. Arconic Inc. et al. (securities law related claims). As described in the Form 10-K, lead plaintiffs in this case, which alleges violations of the federal securities law, filed an amended complaint (“Second Amended Complaint”) in July of 2019 after the Company and the other defendants were granted a motion to dismiss the case, without prejudice. In the Second Amended Complaint, plaintiffs provided additional facts for the Court’s consideration. On June 23, 2021, the Court ruled that certain claims related to a particular registration statement, other SEC filings, product brochures and websites can proceed. All other claims against the defendants were permanently dismissed, with prejudice. Defendants will file an answer to the Second Amended Complaint by August 12, 2021.
With respect to the Behrens et al. v. Arconic Inc. et al. (various claims on behalf of survivors and estates of decedents) and the Raul v. Albaugh, et al. (derivative related claim) proceedings, there are no updates.
Lehman Brothers International (Europe) (“LBIE”) Claim. On June 26, 2020, LBIE filed formal proceedings against two Firth Rixson entities (“Firth”) in the High Court of Justice, Business and Property Courts of England and Wales. The proceedings relate to interest rate swap transactions that Firth entered into with LBIE in 2007 to 2008. In 2008, LBIE commenced insolvency proceedings, an event of default under the agreements, rendering LBIE unable to meet its obligations under the swaps and suspending Firth’s payment obligations. In the Court proceedings, LBIE seeks a declaration that Firth has a contractual obligation to pay the amounts owing to LBIE under the agreements upon its emergence from insolvency proceedings which is expected to occur by 2022, which LBIE claims to be approximately $64, plus applicable interest. Firth will continue to maintain its position that multiple events of default under the agreements related to LBIE’s insolvency proceeding cannot be cured or continue indefinitely, which the Company believes are meritorious defenses. The parties filed position papers on July 24, 2020 and October 19, 2020 (LBIE) and September 21, 2020 (Firth). A virtual hearing in this matter occurred on January 13 and 14, 2021 in London, England, and a ruling has yet to be issued to date. Given the importance of the case for LBIE and Firth, it is expected that irrespective of the outcome from the most recent hearing, the case will be appealed and any requirement for the parties to pay amounts under the agreements will be stayed. An appeal of the case could continue past the end of 2022 into 2023. The Company intends to vigorously defend against these claims.
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
Commitments
Guarantees
At June 30, 2021, Howmet had outstanding bank guarantees related to tax matters, outstanding debt, workers’ compensation, environmental obligations, energy contracts, and customs duties, among others. The total amount committed under these guarantees, which expire at various dates between 2021 and 2040, was $18 at June 30, 2021.
Pursuant to the Separation and Distribution Agreement between Howmet and Alcoa Corporation, Howmet was required to provide certain guarantees for Alcoa Corporation, which had a fair value of $6 and $12 at June 30, 2021 and December 31, 2020, respectively, and were included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. The Company was required to provide a guarantee up to an estimated present value amount of approximately $1,435 and $1,398 at June 30, 2021 and December 31, 2020, respectively. For this guarantee, subject to its provisions, the Company is secondarily liable in the event of a payment default by Alcoa Corporation. The Company currently views the risk of an Alcoa Corporation payment default on its obligations under the contract to be remote.
Letters of Credit
The Company has outstanding letters of credit, primarily related to workers’ compensation, environmental obligations, accounts receivable securitization and leasing obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates, mostly in 2021, was $133 at June 30, 2021.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to retain letters of credit of $53 that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims which occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation and letters of credit fees paid by the Company are being proportionally billed to and are being reimbursed by Arconic Corporation and Alcoa Corporation, respectively. Also, the Company was required to provide letters of credit for certain Arconic Corporation environmental obligations and, as a result, the Company has $23 of outstanding letters of credit relating to liabilities (which are included in the $133 in the above paragraph). $6 of these outstanding letters of credit are pending cancellation and will be deemed cancelled once returned by the beneficiary. Arconic Corporation has issued surety bonds to cover these environmental obligations. Arconic Corporation is being billed for these letter of credit fees paid by the Company and will reimburse the Company for any payments made under these letters of credit.
Surety Bonds
The Company has outstanding surety bonds, primarily related to tax matters, contract performance, workers’ compensation, environmental-related matters, and customs duties. The total amount committed under these annual surety bonds, which expire and automatically renew at various dates, primarily in 2021 and 2022, was $46 at June 30, 2021.
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
See Note I for the common stock dividend declaration.

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
COVID-19
Year-to-date 2021, the Company derived approximately 60% of its revenue from products sold to the aerospace end-market. As a result of the global coronavirus (“COVID-19”) pandemic and its impact on the aerospace industry to-date, the possibility exists that there could be a sustained impact to our operations and financial results. Since the start of the pandemic, certain original equipment manufacturer (“OEM”) customers have reduced production or suspended manufacturing operations in North America and Europe on a temporary basis. While the pandemic has resulted in the temporary closure of a small number of the Company's manufacturing facilities during 2020, all of our manufacturing facilities are currently operating. Since the duration of the pandemic is uncertain, management has taken a series of actions to address the financial impact, including announcing certain headcount reductions and reducing the level of capital expenditures to preserve cash and maintain liquidity.
For additional information regarding the risks of COVID-19 on our business, see section Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, “Risk Factors — Our business, results of operations, financial condition and/or cash flows have been and could continue to be materially adversely affected by the effects of the COVID-19 pandemic.”
Results of Operations
Earnings Summary:
Sales. Sales were $1,195 in the second quarter of 2021 compared to $1,253 in the second quarter of 2020 and $2,404 in the six months ended June 30, 2021 compared to $2,887 in the six months ended June 30, 2020. The decrease of $58, or 5%, in the second quarter of 2021 was primarily due to lower sales volumes in the commercial aerospace market driven by the impact of COVID-19 and Boeing 787 production declines, partially offset by growth in the commercial transportation and industrial markets as well as favorable product pricing of $21. The decrease of $483, or 17%, in the six months ended June 30, 2021 was primarily due to lower sales volumes in the commercial aerospace market driven by the impact of COVID-19, and Boeing 737 MAX (“737 MAX”) and Boeing 787 production declines, partially offset by growth in the commercial transportation, defense aerospace, and industrial gas turbine markets as well as favorable product pricing of $38.
Cost of goods sold (COGS). COGS as a percentage of Sales was 71.7% in the second quarter of 2021 compared to 73.7% in the second quarter of 2020 and 72.0% in the six months ended June 30, 2021 compared to 72.9% in the six months ended June 30, 2020. The decrease in the second quarter of 2021 and in the six months ended June 30, 2021 was primarily due to net cost savings and favorable product pricing. Additionally, the Company recorded total COGS reimbursements of $2 and net charges of $9 in the second quarter of 2020 and in the six months ended June 30, 2020, respectively, related to fires that occurred at a Fastening Systems’ plant in France in 2019 and at a Forged Wheels plant in Barberton, Ohio in mid-February 2020. The Company recorded total COGS reimbursements of $3 and net charges of $6 in the second quarter of 2021 and in the six months ended June 30, 2021, respectively, related to the fires in France and Barberton in 2021. The Company anticipates additional charges of approximately $3 to $7 in the third quarter of 2021, with further impacts in subsequent quarters as the businesses continue to recover from the fires.
Selling, general administrative, and other expenses (SG&A). SG&A expenses were $55 in the second quarter of 2021 compared to $74 in the second quarter of 2020 and $120 in the six months ended June 30, 2021 compared to $153 in the six months ended June 30, 2020. The decrease of $19, or 26%, in the second quarter of 2021 and $33, or 22%, in the six months ended June 30,

2021 was primarily due to overhead cost reductions as well as costs incurred in the second quarter and six months ended June 30, 2020 associated with the Arconic Inc. Separation Transaction.
Research and development expenses (R&D). R&D expenses were $4 in both the second quarter of 2021 and the second quarter of 2020. R&D expenses were $9 in the six months ended June 30, 2021 compared to $8 in the six months ended June 30, 2020, an increase of $1, or 13%.
Restructuring and other charges. Restructuring and other charges were $5 in the second quarter of 2021 compared to $105 in the second quarter of 2020 or a decrease of $100 and $14 in the six months ended June 30, 2021 compared to $144 in the six months ended June 30, 2020 or a decrease of $130.
Restructuring and other charges for the second quarter and six months ended June 30, 2021 were primarily due to charges for pension plan settlements and exit related costs.
Restructuring and other charges for the second quarter of 2020 were primarily comprised of a $64 charge for pension plan settlements and a $54 charge for layoff costs. These charges were partially offset by an $8 benefit from the reversal of several existing layoff reserves and a $7 benefit from the reversal of an impairment due to change in classification from held for sale to held for use related to a United Kingdom (U.K.) plant.
Restructuring and other charges in the six months ended June 30, 2020 were primarily comprised of a $76 charge for layoff costs, a $64 charge for pension plan settlements, a $6 post-closing adjustment related to the sale of the Company’s U.K. forgings business (which was formerly part of the Engine Products segment), $5 for impairment of assets associated with an agreement to sell an aerospace components business in the U.K. (within the Engineered Structures segment), and a $5 charge for various other exit costs. These charges were partially offset by a benefit of $10 related to the reversal of a number of prior period programs.
See Note E to the Consolidated Financial Statements for additional detail.
Interest expense. Interest expense was $89 in the second quarter of 2021 compared to $144 in the second quarter of 2020 and $161 in the six months ended June 30, 2021 compared to $228 in the six months ended June 30, 2020. The decrease of $55, or 38%, in the second quarter of 2021 and $67, or 29%, in the six months ended June 30, 2021, was primarily due to lower debt outstanding in the second quarter of 2021 and in the six months ended June 30, 2021 driven by the early redemption of $1,000, $889, and $151 of the principal amounts of the 6.150% Notes due 2020, 5.400% Notes due 2021 (the “5.400% Notes”) and 5.870% Notes due 2022 (the “5.870% Notes”), respectively, in the second quarter of 2020, the early redemption of $361 of the principal amount of the 5.400% Notes in the first quarter of 2021, and the early redemption of $476 of the 5.870% Notes in the second quarter of 2021, which was partially offset by the issuance on April 24, 2020 of the 6.875% Notes due 2025 in the aggregate principal amount of $1,200.
Other expense (income), net. Other expense, net was $8 in the second quarter of 2021 compared to Other expense, net of $16 in the second quarter of 2020 and Other expense, net was $12 in the six months ended June 30, 2021 compared to Other income, net of $8 in the six months ended June 30, 2020. The decrease of $8, or 50%, in the second quarter of 2021 was primarily due to a decrease in certain guarantees for Alcoa Corporation of $9, the impacts of deferred compensation arrangements of $3, and lower non-service related net periodic benefit cost of $2, partially offset by foreign currency losses of $8. The increase of $20, or 250%, in the six months ended June 30, 2021, was primarily due to foreign currency losses of $10, the impacts of deferred compensation arrangements of $9, and lower interest income of $3, partially offset by lower non-service related net periodic benefit cost of $5.
Provision for income taxes. The estimated annual effective tax rate, before discrete items, applied to ordinary income was 29.1% in both the second quarter and six months ended June 30, 2021 compared to 36.1% in both the second quarter and six months ended June 30, 2020. The tax rate including discrete items was 32.7% (provision on income) in the second quarter of 2021 compared to 2.3% (benefit on loss) in the second quarter of 2020. A discrete tax charge of $4 was recorded in the second quarter of 2021 compared to a discrete tax charge of $10 in the second quarter of 2020. The tax rate including discrete items was 30.9% (provision on income) for the six months ended June 30, 2021 compared to 38.4% (provision on income) for the six months ended June 30, 2020. A discrete tax charge of $3 was recorded in the six months ended June 30, 2021 compared to a discrete tax charge of $2 for the six months ended June 30, 2020. See Note H to the Consolidated Financial Statements.
Net Income (Loss) from Continuing Operations. Income from continuing operations was $74, or $0.17 per diluted share, in the second quarter of 2021 compared to Loss from continuing operations of $(84), or $(0.19) per diluted share, in the second quarter of 2020 and Income from continuing operations was $154, or $0.35 per diluted share, in the six months ended June 30, 2021 compared to Income from continuing operations of $69, or $0.15 per diluted share, in the six months ended June 30, 2020. The increase of $158 in the second quarter of 2021 was primarily due to lower Restructuring and other charges, lower COGS, and a reduction in Interest expense, partially offset by a decrease in operating income due to lower sales volumes in the commercial aerospace market driven by the impact of COVID-19 and Boeing 787 production declines, and an increase in the Provision for income taxes. The increase of $85 in the six months ended June 30, 2021 was primarily due to lower

Restructuring and other charges, lower COGS, and a reduction in Interest expense, partially offset by a decrease in operating income due to lower sales volumes in the commercial aerospace market driven by the impact of COVID-19, and 737 MAX and Boeing 787 production declines, and an increase in the Provision for income taxes.
Net Income (Loss). As the Arconic Inc. Separation Transaction occurred on April 1, 2020, there was no Income from discontinued operations for the second quarter of 2021 or for the six months ended June 30, 2021. Net income was $74 for the second quarter of 2021, all of which was composed of $74 of Income from continuing operations, or $0.17 per diluted share, and $154 in the six months ended June 30, 2021, all of which was composed of $154 of Income from continuing operations, or $0.35 per diluted share.
Net loss was $(96) for the second quarter of 2020 composed of $(84) of Loss from continuing operations and $(12) from discontinued operations, or $(0.19) and $(0.03) per diluted share, respectively. Net income was $119 for the six months ended June 30, 2020 composed of $69 of Income from continuing operations and $50 from discontinued operations, or $0.15 and $0.11 per diluted share, respectively.
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
The Company produces aerospace engine parts and components and aerospace fastening systems for 737 MAX airplanes. In late December 2019, Boeing announced a temporary suspension of production of the 737 MAX airplanes. This decline in production had a negative impact on sales and Segment operating profit in the Engine Products, Fastening Systems and Engineered Structures segments. While regulatory authorities in the United States and certain other jurisdictions lifted grounding orders beginning in late 2020, our sales have remained at lower levels due to the residual impacts of the 737 MAX grounding.

Engine Products

	Second quarter ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Third-party sales	$544	$585	$1,078	$1,366
Segment operating profit	100	105	201	270
Third-party sales for the Engine Products segment decreased $41, or 7%, in the second quarter of 2021 compared to the second quarter of 2020, primarily due to lower volumes in the commercial aerospace market driven by the impact of COVID-19 and Boeing 787 production declines, partially offset by higher volumes in the industrial gas turbine market.
Third-party sales for the Engine Products segment decreased $288, or 21%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to lower volumes in the commercial aerospace market driven by the impact of COVID-19, and 737 MAX and Boeing 787 production declines, partially offset by higher volumes in the defense aerospace and industrial gas turbine markets.
Segment operating profit for the Engine Products segment decreased $5, or 5%, in the second quarter of 2021 compared to the second quarter of 2020, primarily due to lower volumes in the commercial aerospace market driven by the impact of COVID-19 and Boeing 787 production declines, partially offset by cost reductions, favorable sales volumes in the industrial gas turbine market, and favorable product pricing. The segment added approximately 300 headcount in the quarter in anticipation of revenue increases in the second half of the year.
Segment operating profit for the Engine Products segment decreased $69, or 26%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to lower volumes in the commercial aerospace market driven by the impact of COVID-19, and 737 MAX and Boeing 787 production declines, partially offset by cost reductions, favorable sales volumes in the defense aerospace and industrial gas turbine markets, and favorable product pricing.
For the full year 2021 compared to 2020, demand in the industrial gas turbine market is expected to increase while demand in the commercial aerospace market is expected to be down, driven by the impact of COVID-19 and Boeing 787 production declines. Favorable cost reductions are expected to continue.
Fastening Systems

	Second quarter ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Third-party sales	$262	$326	$534	$711
Segment operating profit	50	70	95	166
Third-party sales for the Fastening Systems segment decreased $64, or 20%, in the second quarter of 2021 compared to the second quarter of 2020, primarily due to lower volumes in the commercial aerospace market driven by the impact of COVID-19 and Boeing 787 production declines, partially offset by higher volumes in the commercial transportation and industrial markets.
Third-party sales for the Fastening Systems segment decreased $177, or 25%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to lower volumes in the commercial aerospace market driven by the impact of COVID-19, and 737 MAX and Boeing 787 production declines, partially offset by higher volumes in the commercial transportation and industrial markets.
Segment operating profit for the Fastening Systems segment decreased $20, or 29%, in the second quarter of 2021 compared to the second quarter of 2020, primarily due to lower volumes in the commercial aerospace market driven by the impact of COVID-19 and Boeing 787 production declines, partially offset by cost reductions and favorable sales volumes in the commercial transportation and industrial markets.
Segment operating profit for the Fastening Systems segment decreased $71, or 43%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to lower volumes in the commercial aerospace market driven by the impact of COVID-19, and 737 MAX and Boeing 787 production declines, partially offset by cost reductions and favorable sales volumes in the commercial transportation and industrial markets.
For the full year 2021 compared to 2020, demand in the commercial transportation and industrial markets is expected to increase while demand in the commercial aerospace market is expected to be down, driven by the impact of COVID-19 and Boeing 787 production declines. Favorable cost reductions are expected to continue.
Engineered Structures

	Second quarter ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Third-party sales	$160	$229	$336	$504
Segment operating profit	11	19	21	47
Third-party sales for the Engineered Structures segment decreased $69, or 30%, in the second quarter of 2021 compared to the second quarter of 2020, primarily due to lower volumes in the commercial aerospace market driven by the impact of COVID-19 and Boeing 787 production declines.
Third-party sales for the Engineered Structures segment decreased $168, or 33%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to lower volumes in the commercial aerospace market driven by the impact of COVID-19, and 737 MAX and Boeing 787 production declines.
Segment operating profit for the Engineered Structures segment decreased $8, or 42%, in the second quarter of 2021 compared to the second quarter of 2020, primarily due to lower volumes in the commercial aerospace market driven by the impact of COVID-19 and Boeing 787 production declines, partially offset by cost reductions.
Segment operating profit for the Engineered Structures segment decreased $26, or 55%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to lower volumes in the commercial aerospace market driven by the impact of COVID-19, and 737 MAX and Boeing 787 production declines, partially offset by cost reductions.

For the full year 2021 compared to 2020, demand in the commercial aerospace market is expected to be down, driven by the impact of COVID-19 and Boeing 787 production declines. Favorable cost reductions are expected to continue.
Forged Wheels

	Second quarter ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Third-party sales	$229	$113	$456	$304
Segment operating profit	61	6	131	56
Third-party sales for the Forged Wheels segment increased $116, or 103%, in the second quarter of 2021 compared to the second quarter of 2020, primarily due to higher volumes in the commercial transportation market.
Third-party sales for the Forged Wheels segment increased $152, or 50%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to higher volumes in the commercial transportation market.
Segment operating profit for the Forged Wheels segment increased $55, or 917%, in the second quarter of 2021 compared to the second quarter of 2020, primarily due to higher commercial transportation sales volumes and maximizing production in low-cost countries.
Segment operating profit for the Forged Wheels segment increased $75, or 134%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to higher commercial transportation sales volumes and maximizing production in low-cost countries.
For the full year 2021 compared to 2020, demand in the commercial transportation markets served by Forged Wheels is expected to increase in most regions. Commercial transportation OEMs are expected to increase output as global economies recover from 2020 COVID-19 lows. However, sales in the Forged Wheels segment could be negatively impacted by customer supply chain constraints.
Reconciliation of Income (loss) from continuing operations before income taxes to Total segment operating profit

	Second quarter ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Income (loss) from continuing operations before income taxes	$110	$(86)	$223	$112
Interest expense	89	144	161	228
Other expense (income), net	8	16	12	(8)
Consolidated operating income	$207	$74	$396	$332
Unallocated amounts:
Restructuring and other charges	5	105	14	144
Corporate expense	10	21	38	63
Total segment operating profit	$222	$200	$448	$539
Total segment operating profit is a non-GAAP financial measure. Management believes that this measure is meaningful to investors because management reviews the operating results of the segments of the Company excluding Corporate results.
See Restructuring and other charges, Interest expense, and Other expense (income), net discussions above under Results of Operations for reference.
Corporate expense decreased $11, or 52%, in the second quarter of 2021 compared to the second quarter of 2020, primarily due to costs incurred in 2020 associated with the Arconic Inc. Separation Transaction of $3, lower costs related to fires at two plants of $7, and lower costs driven by overhead cost reductions.
Corporate expense decreased $25, or 40%, in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, primarily due to costs incurred in 2020 associated with the Arconic Inc. Separation Transaction of $7, lower costs related to fires at two plants of $8, impairment costs related to facility closures of $3 incurred in 2020 that did not recur in 2021, and lower costs driven by overhead cost reductions.
Environmental Matters
See the Environmental Matters section of Note R to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Subsequent Events
See Note S to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for subsequent events.
Liquidity and Capital Resources
As previously disclosed, during the third quarter of 2020, the Company identified a misclassification in the presentation of changes in accounts payable and capital expenditures in its previously issued Statement of Consolidated Cash Flows for the six months ended June 30, 2020. Although management has determined that such misclassification was not material, the Company revised the accompanying Statement of Consolidated Cash Flows for the six months ended June 30, 2020, resulting in an $83 increase to previously reported capital expenditures and decrease to cash provided from investing activities with a corresponding reduction (decrease) in accounts payable, trade and increase in cash provided by operations.
The cash flows related to Arconic Corporation have not been segregated and are included in the Statement of Consolidated Cash Flows for all periods prior to the Arconic Inc. Separation Transaction. See Note A to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference.
Operating Activities
Cash provided from operations was $79 in the six months ended June 30, 2021 compared to cash used for operations of $177 in the six months ended June 30, 2020. The change of $256, or 145%, was primarily due to lower operating results of $191, which were more than offset by lower working capital of $391, including the impact of employee retention credit receivables, lower pension contributions of $41, and noncurrent liabilities of $13. The components of the change in working capital included accounts payable of $368, inventories of $155, accrued expenses of $80, and prepaid expenses and other current assets of $21, offset by unfavorable changes in receivables of $161 and taxes, including income taxes of $72.
As a result of the American Rescue Plan Act of 2021, management expects Howmet’s estimated pension contributions and other postretirement benefit payments in 2021 to be approximately $120.
Financing Activities
Cash used for financing activities was $1,068 in the six months ended June 30, 2021 compared to $277 in the six months ended June 30, 2020. The change of $791, or 286%, was primarily due to debt issued of $2,400 in the first half of 2020 (of which $1,200 went with Arconic Corporation in the Arconic Inc. Separation Transaction) and the repurchase of common stock of $200 in the second quarter of 2021, partially offset by payments on the redemption of long-term debt of $1,203 ($838 in the first half of 2021 compared to $2,041 in the first half of 2020) (See Note O to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference), cash distributed to Arconic Corporation at the Arconic Inc. Separation Transaction of $500, a reduction in debt issuance costs of $60, a reduction in premiums paid on the redemption of debt of $37 and a reduction in dividends paid to common stock shareholders of $9. On an annual basis, the redemption of the 5.400% Notes and the 5.870% Notes will decrease Interest expense, net by approximately $47.
On July 19, 2021, the Board of Directors of Howmet declared a dividend of $0.02 per share on the outstanding common stock of the Company, to be paid on August 25, 2021, to the holders of record of the common stock at the close of business on August 6, 2021.
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
The Company may in the future repurchase additional portions of its debt or equity securities from time to time, in either the open market or through privately negotiated transactions, in accordance with applicable SEC and other legal requirements. The timing, prices, and sizes of purchases depend upon prevailing trading prices, general economic and market conditions, and other factors, including applicable securities laws. Such purchases may be completed by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases, tender offers, and/or accelerated share repurchase agreements or other derivative transactions.
The Company’s costs of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short and long-term debt ratings assigned to the Company by the major credit rating agencies.

The Company’s credit ratings from the three major credit rating agencies are as follows:

	Issuer Rating	Outlook	Date of Last Update
Standard and Poor’s Ratings Service (S&P)	BB+	Negative	September 9, 2020
Moody’s Investors Service (Moody’s)	Ba2	Stable	April 20, 2021
Fitch Investors Service (Fitch)	BBB-	Stable	March 26, 2021
Investing Activities
Cash provided from investing activities was $94 in the six months ended June 30, 2021 compared to $44 in the six months ended June 30, 2020. The increase in cash provided from investing activities of $50, or 114%, was primarily due to proceeds from the sale of assets and businesses of $106 ($8 is related to the sale of a small manufacturing plant in France in the second quarter of 2021 and $114 is related to the sale of a hard extrusions plant in South Korea and an aluminum rolling mill in Brazil in the first quarter of 2020 (both of which related to Arconic Corporation)), substantially offset by a decrease in capital expenditures of $93 and an increase in cash receipts from sold receivables of $58 and sale of fixed income securities of $5.
Recently Adopted and Recently Issued Accounting Guidance
See Note C to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Forward-Looking Statements
This report contains statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Howmet’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements, forecasts and outlook relating to the condition of end markets; future financial results, operating performance, or estimated or expected future capital expenditures; future strategic actions; Howmet’s strategies, outlook, and business and financial prospects; and any future dividends and repurchases of its debt or equity securities. These statements reflect beliefs and assumptions that are based on Howmet’s perception of historical trends, current conditions and expected future developments, as well as other factors Howmet believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict, which could cause actual results to differ materially from those indicated by these statements. Such risks and uncertainties include, but are not limited to: a) uncertainty of the duration, extent and impact of the COVID-19 pandemic on Howmet’s business, results of operations, and financial condition; (b) deterioration in global economic and financial market conditions generally, including as a result of pandemic health issues (including COVID-19 and its effects, among other things, on global supply, demand, and distribution disruptions as the COVID-19 pandemic continues and results in an increasingly prolonged period of travel, commercial and/or other similar restrictions and limitations); (c) unfavorable changes in the markets served by Howmet; (d) the impact of potential cyber attacks and information technology or data security breaches; (e) the loss of significant customers or adverse changes in customers’ business or financial conditions; (f) manufacturing difficulties or other issues that impact product performance, quality or safety; (g) inability of suppliers to meet obligations due to supply chain disruptions or otherwise; (h) the inability to achieve revenue growth, cash generation, cost savings, restructuring plans, cost reductions, improvement in profitability, or strengthening of competitiveness and operations anticipated or targeted; (i) competition from new product offerings, disruptive technologies or other developments; (j) geopolitical, economic, and regulatory risks relating to Howmet’s global operations, including compliance with U.S. and foreign trade and tax laws, sanctions, embargoes and other regulations; (k) the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation, which can expose Howmet to substantial costs and liabilities; (l) failure to comply with government contracting regulations; (m) adverse changes in discount rates or investment returns on pension assets; and (n) the other risk factors summarized in Howmet’s Form 10-K for the year ended December 31, 2020 and other reports filed with the U.S. Securities and Exchange Commission. Market projections are subject to the risks discussed above and other risks in the market. Howmet disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
See Note R to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to the Company’s repurchases of its common stock during the quarter ended June 30, 2021:

	(in millions except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 - April 30, 2021	—	—	—	$277.0
May 1 - May 31, 2021(2)	4,910,988	$34.02	4,910,988	$77.0
June 1 - June 30, 2021(2)	967,803	$34.02	967,803	$77.0
Total for quarter ended June 30, 2021	5,878,791	$34.02	5,878,791

(1)On May 20, 2019, the Company announced that its Board of Directors authorized the repurchase of $500 million of the Company's outstanding common stock (the “Share Repurchase Program”) by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements or other derivative transactions. There was no stated expiration for the Share Repurchase Program under which the Company may repurchase shares from time to time and pursuant to such terms, as and if it deems appropriate. The Share Repurchase Program may be suspended, modified or terminated at any time without prior notice. After giving effect to the share repurchases made through June 30, 2021, approximately $77 million remains available under the prior authorization by the Board of Directors for the Share Repurchase Program. The amount of share repurchases by the Company may be limited under the terms of the Five-Year Revolving Credit Agreement (See Note O to the Consolidated Financial Statements for additional detail).
(2)On May 10, 2021, the Company entered into an accelerated share repurchase (“ASR”) agreement with Morgan Stanley & Co. LLC to repurchase $200 million of its common stock. The Company received an initial delivery of 4,910,988 shares in May 2021, and 967,803 additional shares in June 2021. A total of 5,878,791 shares, at an average price of $34.02 per share, were purchased under the agreement.

Item 6. Exhibits.

10.1	Letter Agreement, by and between Howmet Aerospace Inc. and Lola Lin, dated as of May 5, 2021.
10.2	Restricted Share Unit Award Agreement - Annual Equity Award for Lola Lin, effective July 15, 2021.
10.3	Restricted Share Unit Award Agreement - Sign-On Equity Award for Lola Lin, effective July 15, 2021.
10.4	Form of Confidentiality, Non-Competition, and Non-Solicitation Agreement.
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Howmet Aerospace Inc.

August 4, 2021	/s/ Ken Giacobbe
Date	Ken Giacobbe
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

August 4, 2021	/s/ Barbara L. Shultz
Date	Barbara L. Shultz
Vice President and Controller
(Principal Accounting Officer)