Form 10-Q
period 2021-09-30
Howmet Aerospace Inc.
filed 2021-11-04
CIK 4281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of November 1, 2021, there were 427,217,982 shares of common stock, par value $1.00 per share, of the registrant outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Operations (unaudited)
(U.S. dollars in millions, except per-share amounts)

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Sales (D)	$1,283	$1,134	$3,687	$4,021
Cost of goods sold (exclusive of expenses below)	928	900	2,658	3,006
Selling, general administrative, and other expenses	70	66	190	219
Research and development expenses	4	5	13	13
Provision for depreciation and amortization	68	68	203	212
Restructuring and other charges (E)	8	22	22	166
Operating income	205	73	601	405
Loss on debt redemption (O)	118	—	141	64
Interest expense, net	63	77	201	241
Other expense, net (F)	1	8	13	—
Income (loss) before income taxes	23	(12)	246	100
(Benefit) provision for income taxes (H)	(4)	(48)	65	(5)
Income from continuing operations after income taxes	$27	$36	$181	$105
Income from discontinued operations after income taxes (B)	—	—	—	50
Net income	$27	$36	$181	$155

Amounts Attributable to Howmet Aerospace Common Shareholders (I):
Net income	$26	$35	$179	$153
Earnings per share - basic
Continuing operations	$0.06	$0.08	$0.42	$0.24
Discontinued operations	$—	$—	$—	$0.11
Earnings per share - diluted
Continuing operations	$0.06	$0.08	$0.41	$0.23
Discontinued operations	$—	$—	$—	$0.11
Average Shares Outstanding (I):
Average shares outstanding - basic	429	436	431	436
Average shares outstanding - diluted	434	439	437	440
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Comprehensive Income (unaudited)
(U.S. dollars in millions)

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$27	$36	$181	$155
Other comprehensive income (loss), net of tax (J):
Change in unrecognized net actuarial loss and prior service cost related to pension and other postretirement benefits	13	8	90	54
Foreign currency translation adjustments	(36)	48	(62)	(25)
Net change in unrecognized (losses) gains on cash flow hedges	(4)	5	4	1
Total other comprehensive (loss) income, net of tax	(27)	61	32	30
Comprehensive income	$—	$97	$213	$185
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Consolidated Balance Sheet (unaudited)
(U.S. dollars in millions)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$724	$1,610
Receivables from customers, less allowances of $— in 2021 and $1 in 2020 (K)	408	328
Other receivables (K)	57	29
Inventories (L)	1,420	1,488
Prepaid expenses and other current assets	211	217
Total current assets	2,820	3,672
Properties, plants, and equipment, net (M)	2,483	2,592
Goodwill (D)	4,077	4,102
Deferred income taxes	202	272
Intangibles, net	554	571
Other noncurrent assets (N)	221	234
Total assets	$10,357	$11,443
Liabilities
Current liabilities:
Accounts payable, trade	$646	$599
Accrued compensation and retirement costs	202	205
Taxes, including income taxes	77	102
Accrued interest payable	68	89
Other current liabilities (N)	201	289
Short-term debt (O)	14	376
Total current liabilities	1,208	1,660
Long-term debt, less amount due within one year (O and P)	4,272	4,699
Accrued pension benefits (G)	847	985
Accrued other postretirement benefits (G)	154	198
Other noncurrent liabilities and deferred credits (N)	297	324
Total liabilities	6,778	7,866
Contingencies and commitments (R)
Equity
Howmet Aerospace shareholders’ equity:
Preferred stock	55	55
Common stock	428	433
Additional capital	4,473	4,668
Retained earnings	534	364
Accumulated other comprehensive loss (J)	(1,911)	(1,943)
Total equity	3,579	3,577
Total liabilities and equity	$10,357	$11,443
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(U.S. dollars in millions)

	Nine months ended
	September 30,
	2021	2020
Operating activities
Net income	$181	$155
Adjustments to reconcile net income to cash provided from (used for) operations:
Depreciation and amortization	203	271
Deferred income taxes	24	25
Restructuring and other charges	22	148
Net loss from investing activities—asset sales	7	6
Net periodic pension cost (G)	13	42
Stock-based compensation	28	35
Loss on debt redemption (O)	141	64
Other	28	(1)
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
Increase in receivables (K)	(382)	(117)
Decrease (increase) in inventories	49	(42)
Decrease in prepaid expenses and other current assets	6	1
Increase (decrease) in accounts payable, trade (A)	63	(439)
Decrease in accrued expenses	(121)	(177)
(Decrease) increase in taxes, including income taxes	(15)	41
Pension contributions	(68)	(110)
Increase in noncurrent assets	(1)	(5)
Decrease in noncurrent liabilities	(32)	(39)
Cash provided from (used for) operations	146	(142)
Financing Activities
Net change in short-term borrowings (original maturities of three months or less)	—	(8)
Additions to debt (original maturities greater than three months) (B)(O)	700	2,400
Payments on debt (original maturities greater than three months) (O)	(1,491)	(2,041)
Debt issuance costs (B)(O)	(11)	(61)
Premiums paid on early redemption of debt (O)	(133)	(59)
Proceeds from exercise of employee stock options	17	30
Dividends paid to shareholders	(11)	(10)
Repurchase of common stock	(225)	(51)
Net cash transferred to Arconic Corporation at separation (B)	—	(500)
Other	(20)	(39)
Cash used for financing activities	(1,174)	(339)
Investing Activities
Capital expenditures (A)(D)	(138)	(220)
Proceeds from the sale of assets and businesses (B)(Q)	8	114
Sale of debt securities	5	—
Cash receipts from sold receivables (K)	267	258
Other	2	—
Cash provided from investing activities	144	152
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(6)
Net change in cash, cash equivalents and restricted cash	(885)	(335)
Cash, cash equivalents and restricted cash at beginning of period	1,611	1,703
Cash, cash equivalents and restricted cash at end of period	$726	$1,368
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(U.S. dollars in millions, except per-share amounts)

	Howmet Aerospace Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests	Total Equity
Balance at June 30, 2020	$55	$436	$4,703	$223	$(1,968)	$—	$3,449
Net income	—	—	—	36	—	—	36
Other comprehensive income (J)	—	—	—	—	61	—	61
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	(1)	—	—	(1)
Repurchase and retirement of common stock	—	(2)	(49)	—	—	—	(51)
Stock-based compensation	—	—	12	—	—	—	12
Common stock issued: compensation plans	—	—	(5)	—	—	—	(5)
Distributions to Arconic Corporation (B)	—	—	22	—	(22)	—	—
Balance at September 30, 2020	$55	$434	$4,683	$258	$(1,929)	$—	$3,501

	Howmet Aerospace Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at June 30, 2021	$55	$429	$4,481	$517	$(1,884)	$3,598
Net income	—	—	—	27	—	27
Other comprehensive income (J)	—	—	—	—	(27)	(27)
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	(1)	—	(1)
Common @ $0.02 per share	—	—	—	(9)	—	(9)
Repurchase and retirement of common stock	—	(1)	(24)	—	—	(25)
Stock-based compensation	—	—	14	—	—	14
Common stock issued: compensation plans	—	—	2	—	—	2
Balance at September 30, 2021	$55	$428	$4,473	$534	$(1,911)	$3,579

The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(U.S. dollars in millions, except per-share amounts)

	Howmet Aerospace Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Noncontrolling interests	Total Equity
Balance at December 31, 2019	$55	$433	$7,319	$113	$(3,329)	$14	$4,605
Net income	—	—	—	155	—	—	155
Other comprehensive income (J)	—	—	—	—	30	—	30
Cash dividends declared:
Preferred-Class A @ $2.8125 per share	—	—	—	(2)	—	—	(2)
Common @ $0.02 per share	—	—	—	(8)	—	—	(8)
Repurchase and retirement of common stock	—	(2)	(49)	—	—	—	(51)
Stock-based compensation	—	—	35	—	—	—	35
Common stock issued: compensation plans	—	3	(11)	—	—	—	(8)
Distributions to Arconic Corporation (B)	—	—	(2,611)	—	1,370	(14)	(1,255)
Balance at September 30, 2020	$55	$434	$4,683	$258	$(1,929)	$—	$3,501

	Howmet Aerospace Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2020	$55	$433	$4,668	$364	$(1,943)	$3,577
Net income	—	—	—	181	—	181
Other comprehensive income (J)	—	—	—	—	32	32
Cash dividends declared:
Preferred-Class A @ $2.8125 per share	—	—	—	(2)	—	(2)
Common @ $0.02 per share	—	—	—	(9)	—	(9)
Repurchase and retirement of common stock	—	(7)	(218)	—	—	(225)
Stock-based compensation	—	—	28	—	—	28
Common stock issued: compensation plans	—	2	(5)	—	—	(3)
Balance at September 30, 2021	$55	$428	$4,473	$534	$(1,911)	$3,579

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
For the nine months ended September 30, 2021 and 2020, the Company derived approximately 60% and 70%, respectively, of its revenue from products sold to the aerospace end-market. As a result of the global COVID-19 pandemic and its impact on the aerospace industry to-date, the possibility exists that there could be a sustained impact to our operations and financial results. Since the start of the pandemic, certain original equipment manufacturer (“OEM”) customers have reduced production or suspended manufacturing operations in North America and Europe on a temporary basis. While the pandemic resulted in the temporary closure of a small number of the Company's manufacturing facilities during 2020, all of our manufacturing facilities are currently operating. Since the duration of the pandemic is uncertain, management has taken a series of actions to address the financial impact, including fixed and variable cost reductions, such as headcount reductions in certain segments, and reducing the level of capital expenditures to preserve cash and maintain liquidity.
The preparation of the Consolidated Financial Statements of the Company in conformity with GAAP requires management to make certain judgments, estimates, and assumptions. These estimates are based on historical experience and, in some cases, assumptions based on current and future market experience, including considerations relating to the impact of COVID-19. The impact of COVID-19 is rapidly changing and of unknown duration and macroeconomic impact and, as a result, these considerations remain highly uncertain. Management has made its best estimates using all relevant information available at the time, but it is possible that our estimates will differ from our actual results and affect the Consolidated Financial Statements in future periods and potentially require adverse adjustments to the recoverability of goodwill, intangible and long-lived assets, the realizability of deferred tax assets and other judgments and estimations and assumptions that may be impacted by COVID-19.
B. Arconic Inc. Separation Transaction and Discontinued Operations
On April 1, 2020, the Company completed the separation of its business into two independent, publicly-traded companies, which was effected by the distribution (the “Distribution”) by the Company of all of the outstanding common stock of Arconic Corporation to the Company’s stockholders. Following the Arconic Inc. Separation Transaction, Arconic Corporation held the Global Rolled Products businesses (global rolled products, aluminum extrusions, and building and construction systems) previously held by the Company. The Company retained the Engineered Products and Forgings businesses (Engine Products, Fastening Systems, Engineered Structures, and Forged Wheels).
In connection with the Arconic Inc. Separation Transaction, the Company entered into several agreements with Arconic Corporation, including the following: a Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, certain Patent, Know-How, Trade Secret License and Trademark License Agreements, and Raw Material Supply Agreements.
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
Discontinued Operations
The results of operations of Arconic Corporation are presented as discontinued operations in the Statement of Consolidated Operations as summarized below:

Nine months ended
September 30,
2020
Sales	$1,575
Cost of goods sold	1,293
Selling, general administrative, research and development and other expenses	106
Provision for depreciation and amortization	58
Restructuring and other charges	(18)
Operating income from discontinued operations	136
Interest expense, net	7
Other expense, net	41
Income from discontinued operations	88
Provision for income taxes	38
Income from discontinued operations after income taxes	$50

The following table presents purchases of properties, plants, and equipment, proceeds from the sale of businesses, and the provision for depreciation and amortization of discontinued operations related to Arconic Corporation:

Nine months ended
September 30,
2020
Capital expenditures	$72
Proceeds from the sales of businesses	$112
Provision for depreciation and amortization	$58
There was no discontinued operations activity related to Arconic Corporation for the third quarter ended September 30, 2020.
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
D. Segment Information
Howmet is a global leader in lightweight metals engineering and manufacturing. Howmet’s innovative, multi-material products, which include nickel, titanium, aluminum, and cobalt, are used worldwide in the aerospace (commercial and defense), commercial transportation, and industrial and other end markets. Segment performance under Howmet’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is Segment operating profit. Howmet’s definition of Segment operating profit is Operating income excluding Special items. Special items include Restructuring and other charges. Segment operating profit may not be comparable to similarly titled measures of other companies. Differences between the total segment and consolidated totals are in Corporate.
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
Goodwill
The Company had $4,077 of Goodwill at September 30, 2021 and reviews it annually for impairment in the fourth quarter, or more frequently, if indicators exist or if a decision is made to sell or realign a business.
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

The operating results of the Company’s reportable segments were as follows. Differences between the total segment and consolidated totals are in Corporate.

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Third quarter ended September 30, 2021
Sales:
Third-party sales	$599	$254	$199	$231	$1,283
Inter-segment sales	1	—	1	—	2
Total sales	$600	$254	$200	$231	$1,285
Profit and loss:
Segment operating profit	$120	$47	$14	$62	$243
Restructuring and other charges	5	3	—	—	8
Provision for depreciation and amortization	31	12	12	10	65
Capital expenditures	21	8	3	15	47

Third quarter ended September 30, 2020
Sales:
Third-party sales	$485	$271	$206	$172	$1,134
Inter-segment sales	1	—	1	—	2
Total sales	$486	$271	$207	$172	$1,136
Profit and loss:
Segment operating profit	$39	$33	$10	$35	$117
Restructuring and other charges	9	—	9	—	18
Provision for depreciation and amortization	31	12	13	10	66
Capital expenditures	15	9	3	6	33

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Nine months ended September 30, 2021
Sales:
Third-party sales	$1,677	$788	$535	$687	$3,687
Inter-segment sales	3	—	4	—	7
Total sales	$1,680	$788	$539	$687	$3,694
Profit and loss:
Segment operating profit	$321	$142	$35	$193	$691
Restructuring and other charges	15	8	1	—	24
Provision for depreciation and amortization	92	37	37	29	195
Capital expenditures	48	22	13	37	120

Nine months ended September 30, 2020
Sales:
Third-party sales	$1,851	$982	$710	$476	$4,019
Inter-segment sales	4	—	6	—	10
Total sales	$1,855	$982	$716	$476	$4,029
Profit and loss:
Segment operating profit	$309	$199	$57	$91	$656
Restructuring and other charges	44	26	21	3	94
Provision for depreciation and amortization	92	36	40	29	197
Capital expenditures	48	24	11	17	100

The following table reconciles Total segment operating profit to Income (loss) from continuing operations before income taxes:

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Total segment operating profit	$243	$117	$691	$656
Unallocated amounts:
Restructuring and other charges	(8)	(22)	(22)	(166)
Corporate expense	(30)	(22)	(68)	(85)
Operating income	$205	$73	$601	$405
Loss on debt redemption	(118)	—	(141)	(64)
Interest expense, net	(63)	(77)	(201)	(241)
Other expense, net	(1)	(8)	(13)	—
Income (loss) from continuing operations before income taxes	$23	$(12)	$246	$100
The following table reconciles total segment capital expenditures, which are presented on an accrual basis, with Capital expenditures as presented on the Statement of Consolidated Cash Flows. Differences between the total segment and consolidated totals are in Corporate and discontinued operations, including the impact of changes in accrued capital expenditures during the period.

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Total segment capital expenditures	$47	$33	$120	$100
Corporate and discontinued operations	—	3	18	120
Capital expenditures	$47	$36	$138	$220

The following table disaggregates segment revenue by major end market served. Differences between the total segment and consolidated totals are in Corporate.

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Third quarter ended September 30, 2021
Aerospace - Commercial	$299	$126	$118	$—	$543
Aerospace - Defense	130	37	65	—	232
Commercial Transportation	—	59	—	231	290
Industrial and Other	170	32	16	—	218
Total end-market revenue	$599	$254	$199	$231	$1,283

Third quarter ended September 30, 2020
Aerospace - Commercial	$199	$169	$104	$—	$472
Aerospace - Defense	142	37	82	—	261
Commercial Transportation	—	38	—	172	210
Industrial and Other	144	27	20	—	191
Total end-market revenue	$485	$271	$206	$172	$1,134

Nine months ended September 30, 2021
Aerospace - Commercial	$786	$403	$277	$—	$1,466
Aerospace - Defense	402	120	206	—	728
Commercial Transportation	—	154	—	687	841
Industrial and Other	489	111	52	—	652
Total end-market revenue	$1,677	$788	$535	$687	$3,687

Nine months ended September 30, 2020
Aerospace - Commercial	$1,018	$650	$432	$—	$2,100
Aerospace - Defense	394	120	216	—	730
Commercial Transportation	—	118	—	476	594
Industrial and Other	439	94	62	—	595
Total end-market revenue	$1,851	$982	$710	$476	$4,019
The Company derived 60% and 70% of its revenue from the aerospace end-market for the nine months ended September 30, 2021 and 2020, respectively.
General Electric Company represented approximately 13% and 11% of the Company’s third-party sales for the nine months ended September 30, 2021 and 2020, respectively, primarily from Engine Products.

E. Restructuring and Other Charges

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Layoff costs	$—	$17	$2	$93
Net reversals of previously recorded layoff reserves	—	—	(1)	(10)
Pension, Other post-retirement benefits and Deferred Compensation - net settlements (G)	3	3	9	67
Non-cash asset impairments	4	—	8	—
Net loss related to divestitures of assets and businesses (Q)	—	—	4	9
Other	1	2	—	7
Restructuring and other charges	$8	$22	$22	$166

In the third quarter and nine months ended September 30, 2021, the Company recorded Restructuring and other charges of $8 and $22, respectively, which were primarily due to charges for pension plan settlements and exit related costs.
In the third quarter of 2020, the Company recorded Restructuring and other charges of $22, which included a $17 charge for layoff costs, an $8 charge for pension plan settlements, and a $2 charge for accelerated depreciation. These charges were partially offset by a $3 benefit from the termination of a deferred compensation plan and a $2 curtailment benefit related to a post-retirement plan.
In the nine months ended September 30, 2020, the Company recorded Restructuring and other charges of $166, which included a $93 charge for layoff costs, a $72 charge for pension plan settlements, a $6 post-closing adjustment related to the sale of the Company’s U.K. forgings business (which was formerly part of the Engine Products segment), a $5 charge for impairment of assets associated with an agreement to sell an aerospace components business in the U.K (within the Engineered Structures segment), a $2 charge for accelerated depreciation, and a $5 charge for various other exit costs. These charges were partially offset by a benefit of $10 related to the reversal of a number of prior period programs, a $3 benefit from the termination of a deferred compensation plan, a $2 curtailment benefit related to a post-retirement plan, and a gain of $2 on the sale of assets.

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2020	$54	$—	$54
Cash payments	(37)	—	(37)
Restructuring charges	10	12	22
Other(1)	(11)	(12)	(23)
Reserve balances at September 30, 2021	$16	$—	$16
(1)In the nine months ended September 30, 2021, layoff costs included a $9 charge for pension plan settlements and a $2 charge for other layoffs costs; while other exit costs were primarily related to an $11 charge for other exit costs including accelerated depreciation.
The remaining layoff cost reserves are expected to be paid in cash by mid-year 2022.
F. Other Expense, Net

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Non-service related net periodic benefit cost	$2	$8	$8	$19
Interest income	(1)	(1)	(2)	(5)
Foreign currency (gains) losses, net	(2)	(5)	1	(12)
Net loss from asset sales	3	2	7	6
Deferred compensation	(1)	4	5	1
Other, net	—	—	(6)	(9)
Other expense, net	$1	$8	$13	$—

G. Pension and Other Postretirement Benefits
The components of net periodic cost (benefit) were as follows:

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Pension benefits
Service cost	$1	$1	$3	$10
Interest cost	12	17	36	81
Expected return on plan assets	(23)	(21)	(69)	(115)
Recognized net actuarial loss	14	12	43	66
Settlements	3	8	9	72
Net periodic cost(1)	7	17	22	114
Discontinued operations	—	—	—	20
Net amount recognized in continuing operations in Statement of Consolidated Operations	$7	$17	$22	$94

Other postretirement benefits
Service cost	$—	$1	$1	$3
Interest cost	1	2	4	9
Recognized net actuarial loss	1	—	1	2
Amortization of prior service benefit	(3)	(2)	(7)	(5)
Curtailments	—	(2)	—	(2)
Net periodic (benefit) cost(1)	(1)	(1)	(1)	7
Discontinued operations	—	—	—	6
Net amount recognized in continuing operations in Statement of Consolidated Operations	$(1)	$(1)	$(1)	$1

(1)Service cost for continuing operations was included within Cost of goods sold, Selling, general administrative, and other expenses, and Research and development expenses; settlements and curtailments were included in Restructuring and other charges; and all other cost components were recorded in Other expense, net in the Statement of Consolidated Operations. The amounts included in net periodic cost (benefit) include costs related to both continuing and discontinued operations for the nine months ended September 30, 2020.
Pension benefits
In the third quarter of 2021, the Company applied settlement accounting to certain U.S. and Canadian pension plans due to lump sum payments made to participants, which resulted in settlement charges of $3 and $9 in the third quarter and nine months ended September 30, 2021, respectively, that were recorded in Restructuring and other charges.
In October 2021, the Company undertook additional actions to reduce gross pension obligations by approximately $125 by purchasing group annuity contracts with a third-party carrier to pay and administer future annuity payments. These actions are expected to result in a settlement charge of approximately $30 and will be recorded in Restructuring and other charges in the fourth quarter ending December 31, 2021 in the Statement of Consolidated Operations. The funded status of the plans have not been significantly impacted.
On March 11, 2021, the American Rescue Plan Act of 2021 (“ARPA 2021”) was signed into law in the United States. ARPA 2021, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. Considering the impact of ARPA 2021, management expects Howmet’s estimated pension contributions and other postretirement benefit payments in 2021 to be approximately $120.
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
Other postretirement benefits
In the first quarter of 2021, the Company announced a plan administration change of certain of its Medicare-eligible prescription drug benefits to an Employer Group Waiver Plan with a wrap-around secondary plan effective July 1, 2021. The administration change is expected to reduce costs to the Company through the usage of Medicare Part D and drug manufacturer subsidies. Due to this amendment, along with the associated plan remeasurements, the Company recorded a decrease to its Accrued other postretirement benefits liability of $39, which was offset in Accumulated other comprehensive loss in the Consolidated Balance Sheet.
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
The estimated annual effective tax rate, before discrete items, applied to ordinary income was 29.7% in both the third quarter and nine months ended September 30, 2021, and 34.5% in both the third quarter and nine months ended September 30, 2020. The 2021 rate was higher than the U.S. federal statutory rate of 21% primarily due to additional estimated U.S. tax on Global Intangible Low-Taxed Income (“GILTI”) and other foreign earnings, incremental state tax and foreign taxes on earnings also subject to U.S. federal income tax, and nondeductible expenses. The 2020 rate was higher than the U.S. federal statutory rate of 21% primarily due to U.S. tax on foreign earnings, incremental state tax and foreign taxes on earnings also subject to U.S. federal income tax, and nondeductible expenses.
For the third quarter of 2021 and 2020, the tax rate including discrete items was 17.4% (benefit on income) and 400.0% (benefit on a relatively small loss), respectively. For the third quarter of 2021, the Company recorded a discrete tax benefit of $12 related to a net $13 benefit from prior year amended returns and audit settlements, and a net $1 charge for other items. For the third quarter of 2020, the Company recorded a discrete tax benefit of $41 related to a $36 benefit for a U.S. tax law change associated with the issuance of final regulations that provide for an exclusion of certain high-taxed foreign earnings from the calculation of GILTI, a net $6 benefit for prior year items, and a net $1 charge for other items.
For the nine months ended September 30, 2021 and 2020, the tax rate including discrete items was 26.4% (provision on income) and 5.0% (benefit on income), respectively. For the nine months ended September 30, 2021, the Company recorded a discrete tax benefit of $9 related to a net $13 benefit related to prior year amended returns and audit settlements, a $2 charge for a U.K. tax rate change, and a net $2 charge for other items. For the nine months ended September 30, 2020, the Company recorded a discrete tax benefit of $39 related to a $36 benefit for a U.S. tax law change associated with the issuance of final regulations that provide for an exclusion of certain high-taxed foreign earnings from the calculation of GILTI, a $6 charge for the remeasurement of deferred tax balances in various jurisdictions as a result of the Arconic Inc. Separation Transaction, a $5 benefit for stock compensation, a net $2 benefit for prior year items, and a net $2 benefit for other items.

The tax (benefit) provision for the third quarter and nine months ended September 30, 2021 and 2020 were comprised of the following:

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Pre-tax income (loss) at estimated annual effective income tax rate before discrete items	$7	$(4)	$73	$34
Impact of change in estimated annual effective tax rate on previous quarter’s pre-tax income	1	(2)	—	—
Interim period treatment of operational losses in foreign jurisdictions for which no tax benefit is recognized	—	(1)	1	—
Other discrete items	(12)	(41)	(9)	(39)
(Benefit) provision for income taxes	$(4)	$(48)	$65	$(5)
I. Earnings Per Share
Basic earnings per share (“EPS”) amounts are computed by dividing earnings, after the deduction of preferred stock dividends declared, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.
The information used to compute basic and diluted EPS attributable to Howmet common shareholders was as follows (shares in millions):

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income from continuing operations attributable to common shareholders	$27	$36	$181	$105
Income from discontinued operations	—	—	—	50
Net income attributable to common shareholders	27	36	181	155
Less: preferred stock dividends declared	1	1	2	2
Net income available to Howmet Aerospace common shareholders - basic and diluted	$26	$35	$179	$153

Average shares outstanding - basic	429	436	431	436
Effect of dilutive securities:
Stock options	1	—	1	—
Stock and performance awards	4	3	5	4
Average shares outstanding - diluted	434	439	437	440
Common stock outstanding at September 30, 2021 and 2020 was approximately 428 million and 434 million, respectively.
On August 18, 2021, the Company announced that its Board of Directors authorized a share repurchase program of up to $1,500 of the Company's outstanding common stock. The Board had previously authorized, in May 2019, a share repurchase program of up to $500, of which approximately $77 Board authorization remained available as of July 31, 2021. In the quarter ended September 30, 2021, the Company repurchased approximately 770 thousand shares of its common stock at an average price of $32.50 per share (excluding commissions cost) for approximately $25 in cash. All of the shares repurchased have been retired. After giving effect to the share repurchases made through September 30, 2021, approximately $1,552 Board authorization remains available. Under the Company’s share repurchase programs (the “Share Repurchase Programs”), the Company may repurchase shares by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements or other derivative transactions. There is no stated expiration for the Share Repurchase Programs. Under its Share Repurchase Programs, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations, including limits under the Company’s Five-Year Revolving Credit Agreement (see Note O). The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the Share Repurchase Programs may be suspended, modified or terminated at any time without prior notice.

The 5 million decrease in average shares outstanding (basic) for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to the 7 million shares repurchased during 2021. As average shares outstanding are used in the calculation for both basic and diluted EPS, the full impact of share repurchases was not realized in EPS in the third quarter and nine months ended September 30, 2021 as share repurchases occurred at varying points during the second and third quarter of 2021.
The following shares were excluded from the calculation of average shares outstanding – diluted as their effect was anti-dilutive (shares in millions):

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock options(1)	—	3	—	3
(1)The weighted average exercise price per share of options excluded from diluted EPS was $33.61 and $26.03 as of September 30, 2021 and 2020, respectively.

J. Accumulated Other Comprehensive Loss
The following table details the activity of the three components that comprise Accumulated other comprehensive loss:

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Pension and other postretirement benefits (G)
Balance at beginning of period	$(903)	$(866)	$(980)	$(2,732)
Other comprehensive income:
Unrecognized net actuarial gain (loss) and prior service cost/benefit	1	(7)	68	(66)
Tax benefit (expense)	—	3	(15)	11
Total Other comprehensive income (loss) before reclassifications, net of tax	1	(4)	53	(55)
Amortization of net actuarial loss and prior service cost(1)	15	16	46	133
Tax expense(2)	(3)	(4)	(9)	(24)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(3)	12	12	37	109
Total Other comprehensive income	13	8	90	54
Transfer to Arconic Corporation	—	(22)	—	1,798
Balance at end of period	$(890)	$(880)	$(890)	$(880)
Foreign currency translation
Balance at beginning of period	$(992)	$(1,097)	$(966)	$(596)
Foreign currency translation	(36)	48	(62)	(39)
Net amount reclassified from Accumulated other comprehensive loss(4)	—	—	—	14
Other comprehensive (loss) income	(36)	48	(62)	(25)
Transfer to Arconic Corporation	—	—	—	(428)
Balance at end of period	$(1,028)	$(1,049)	$(1,028)	$(1,049)
Cash flow hedges
Balance at beginning of period	$11	$(5)	$3	$(1)
Other comprehensive income (loss):
Net change from periodic revaluations	1	2	20	(6)
Tax benefit (expense)	—	2	(4)	2
Total Other comprehensive income (loss) before reclassifications, net of tax	1	4	16	(4)
Net amount reclassified to earnings	(7)	2	(15)	6
Tax benefit (expense)(2)	2	(1)	3	(1)
Total amount reclassified from Accumulated other comprehensive (loss) income, net of tax(3)	(5)	1	(12)	5
Total Other comprehensive (loss) income	(4)	5	4	1
Balance at end of period	$7	$—	$7	$—

Accumulated other comprehensive loss	$(1,911)	$(1,929)	$(1,911)	$(1,929)

(1)These amounts were recorded in Other expense, net on the Statement of Consolidation Operations (see Note F).
(2)These amounts were included in (Benefit) provision for income taxes on the Statement of Consolidated Operations.
(3)A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.

(4)Foreign currency translation charges were included in Restructuring and other charges on the Statement of Consolidated Operations due to the sale of foreign entities.
K. Receivables
Sale of Receivables Programs
The Company has historically maintained two accounts receivables securitization arrangements. The first was an arrangement with financial institutions to sell certain customer receivables without recourse on a revolving basis (the “Receivables Sale Program”) and was terminated on August 30, 2021. This arrangement historically provided up to a maximum funding of $300 for receivables sold. The Company maintained a beneficial interest, or a right to collect cash, on the sold receivables that have not been funded (deferred purchase program receivable). In connection with the termination, the Company repurchased the remaining $211 unpaid receivables, paying $160 in cash and reducing the $51 deferred purchase program receivable to zero (in a non-cash transaction).
The Company had net cash repayments totaling $44 ($41 in draws and $85 in repayments) and $153 ($189 in draws and $342 in repayments) for the nine months ended September 30, 2021 and September 30, 2020, respectively.
As of September 30, 2021, there was no deferred purchase program receivable included in Other receivables on the accompanying Consolidated Balance Sheet. As of December 31, 2020, the deferred purchase program receivable was $12, which was included in Other receivables on the accompanying Consolidated Balance Sheet. The deferred purchase program receivable was reduced as collections of the underlying receivables occurred.
Cash receipts from customer payments on sold receivables (which were cash receipts on the underlying trade receivables that had been previously sold) as well as cash receipts and cash disbursements from draws and repayments under the program were presented as cash receipts from sold receivables within investing activities in the Statement of Consolidated Cash Flows through the termination of the arrangement in 2021. As a result of the termination of the Receivables Sale Program on August 30, 2021, there will be no additional changes related to cash receipts from sold receivables within investing activities in the Statement of Consolidated Cash Flows in the fourth quarter of 2021.
The second arrangement is one in which the Company, through a wholly-owned special purpose entity (“SPE”), has a receivables purchase agreement (the “Receivables Purchase Agreement”) such that the SPE may sell certain receivables to financial institutions until the earlier of August 30, 2024 or a termination event. The Receivables Purchase Agreement also contains customary representations and warranties, as well as affirmative and negative covenants. Pursuant to the Receivables Purchase Agreement, the Company does not maintain effective control over the transferred receivables, and therefore accounts for these transfers as sales of receivables.
Cash received from collections of sold receivables is used by the SPE to fund additional purchases of receivables on a revolving basis. This arrangement historically provided up to a maximum funding of $125 for receivables sold. On August 30, 2021, the Company entered into an amendment to add the subsidiaries that were previously part of the terminated Receivables Sale Program, and, as a result, the maximum funding limit was increased by $200 to $325. The SPE sold the $211 of receivables, which were repurchased as a result of the termination of the Receivables Sale Program, in exchange for cash.
The SPE sold $398 and $553 of its receivables without recourse and received cash funding under this program during the third quarter and nine months ended September 30, 2021, respectively, resulting in derecognition of the receivables from the Company’s Consolidated Balance Sheet. As of September 30, 2021 and December 31, 2020, $250 and $46 remained outstanding from the customer, respectively. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which was $90 and $33 at September 30, 2021 and December 31, 2020, respectively. Costs associated with the sales of receivables are reflected in the Company’s Consolidated Statements of Operations for the periods in which the sales occur. Cash receipts from sold receivables under the Receivables Purchase Agreement, excluding the receipts associated with the August 30, 2021 termination of the Receivables Sale Program, are presented within operating activities in the Statement of Consolidated Cash Flows.
The Company had accounts receivable securitization arrangements totaling $325 and $425 at September 30, 2021 and December 31, 2020, respectively, of which $250 was drawn as of September 30, 2021 and December 31, 2020. The net cash funding from the sale of accounts receivable was neither a use of cash nor a source of cash for any quarter of 2021.
Other Customer Receivable Sales
In the third quarter and nine months ended September 30, 2021, the Company sold $103 and $267, respectively, of certain customers’ receivables in exchange for cash (of which $102 remained outstanding from the customers at September 30, 2021), the proceeds from which are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows. In the third quarter and nine months ended September 30, 2020, the Company sold $42 and $131, respectively, of certain customers’ receivables in exchange for cash, the proceeds from which are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows.
L. Inventories

	September 30, 2021	December 31, 2020
Finished goods	$479	$528
Work-in-process	640	629
Purchased raw materials	264	292
Operating supplies	37	39
Total inventories	$1,420	$1,488

At September 30, 2021 and December 31, 2020, the portion of inventories valued on a last-in, first-out (“LIFO”) basis was $500 and $458, respectively. These amounts exclude the effects of LIFO valuation reductions, which were $173 and $131 at September 30, 2021 and December 31, 2020, respectively.
M. Properties, Plants, and Equipment, net

	September 30, 2021	December 31, 2020
Land and land rights	$92	$98
Structures	1,024	1,033
Machinery and equipment	3,940	3,879
	5,056	5,010
Less: accumulated depreciation and amortization	2,736	2,626
	2,320	2,384
Construction work-in-progress	163	208
Properties, plants, and equipment, net	$2,483	$2,592

The Company incurred capital expenditures which remained unpaid at September 30, 2021 and September 30, 2020 of $42 and $29, respectively, and result in cash outflows for investing activities in subsequent periods.
N. Leases
Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $15 and $17 in the third quarter of 2021 and 2020, respectively. Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $48 and $53 in the nine months ended September 30, 2021 and 2020, respectively.
Operating lease right-of-use assets and lease liabilities in the Consolidated Balance Sheet were as follows:

	September 30, 2021	December 31, 2020
Right-of-use assets classified in Other noncurrent assets	$116	$131

Current portion of lease liabilities classified in Other current liabilities	$34	$38
Long-term portion of lease liabilities classified in Other noncurrent liabilities	88	100
Total lease liabilities	$122	$138

O. Debt

	September 30, 2021	December 31, 2020
5.400% Notes, due 2021(1)	$—	$361
5.870% Notes, due 2022(2)	—	476
5.125% Notes, due 2024	1,197	1,250
6.875% Notes, due 2025	600	1,200
5.900% Notes, due 2027	625	625
6.750% Bonds, due 2028	300	300
3.000% Notes, due 2029	700	—
5.950% Notes, due 2037	625	625
4.750% Iowa Finance Authority Loan, due 2042	250	250
Other(3)	(11)	(12)
	4,286	5,075
Less: amount due within one year	14	376
Total long-term debt	$4,272	$4,699

(1)Redeemed on January 15, 2021.
(2)Redeemed on May 3, 2021.
(3)Includes various financing arrangements related to subsidiaries, unamortized debt discounts and unamortized debt issuance costs related to outstanding notes and bonds listed in the table above.
Public Debt
On April 6, 2020, the Company completed the early redemption of all $1,000 of its 6.150% Notes due 2020 (the “6.150% Notes”) and the early partial redemption of $300 of its 5.400% Notes due 2021 (the “5.400% Notes"). Holders of the 6.150% Notes were paid an aggregate of $1,020 and holders of the 5.400% Notes were paid an aggregate of $315, plus accrued and unpaid interest up to, but not including, the redemption date. The Company incurred early termination premium and accrued interest of $35 and $17, respectively, which were recorded in Loss on debt redemption and Interest expense, net, respectively, during the second quarter ended June 30, 2020 in the Statement of Consolidated Operations.
On April 24, 2020, the Company completed an offering of $1,200 aggregate principal amount of 6.875% Notes due 2025 (the “6.875% Notes”), the proceeds of which have been used to fund the cash tender offers noted above and to pay related transaction fees, including applicable premiums and expenses, with the remaining amount to be used for general corporate purposes. The Company incurred deferred financing costs of $14 associated with the issuance in the second quarter of 2020.
On May 21, 2020, the Company completed a cash tender offer and repurchased $589 and $151 of principal amount of the 5.400% Notes and its 5.870% Notes due 2022 (the “5.870% Notes”), respectively. The amount of early tender premium and accrued interest associated with the notes accepted for early settlement were $24 and $4, respectively, which were recorded in Loss on debt redemption and Interest expense, net, respectively, during the second quarter ended June 30, 2020 in the Statement of Consolidated Operations.
On January 15, 2021, the Company completed the early redemption of all the remaining $361 of its 5.400% Notes at par and paid $5 in accrued interest.
On May 3, 2021, the Company completed the early redemption of all the remaining $476 aggregate principal amount of its 5.870% Notes and paid an aggregate of $503, including $5 of accrued interest. The Company also incurred an early termination premium and other costs of $23, which was recorded in Loss on debt redemption in the second quarter of 2021.
On September 1, 2021, the Company completed an offering of $700 aggregate principal amount of 3.000% Notes due 2029, the proceeds of which have been used to fund the cash tender offer noted below and to pay related transaction fees, including applicable premiums and expenses.
On September 2, 2021, the Company completed a cash tender offer and repurchased approximately $600 aggregate principal amount of its 6.875% Notes. The amount of tender premium and accrued interest associated with the notes accepted for settlement were $105 and $14, respectively, which were recorded in Loss on debt redemption and Interest expense, net, respectively, during the third quarter ended September 30, 2021 in the Statement of Consolidated Operations.

In the third quarter of 2021, the Company repurchased in the open market approximately $53 aggregate principal amount of its 5.125% Notes due 2024 (the “5.125% Notes”) and paid approximately $59, including an early termination premium and accrued interest of approximately $5 and $1, respectively, which were recorded in Loss on debt redemption and Interest expense, net, respectively. In October 2021, the Company repurchased an additional $47 aggregate principal amount of its 5.125% Notes in the open market and paid approximately $52, including an early termination premium of approximately $5, which will be recorded in Loss on debt redemption in the fourth quarter ending December 31, 2021 in the Statement of Consolidated Operations.
On an annual basis, the current year debt activity will decrease Interest expense, net by approximately $70.
Credit Facility
On September 28, 2021, the Company amended and restated its Five-Year Revolving Credit Agreement (the “Credit Agreement”). The Credit Agreement provides a $1,000 senior unsecured revolving credit facility that matures on September 28, 2026, unless extended or earlier terminated in accordance with the provisions of the Credit Agreement. Capitalized terms used in this “Credit Facility” section but not otherwise defined shall have the meanings given to such terms in the Credit Agreement.
Under the Credit Agreement, the Company’s ratio of Consolidated Net Debt to Consolidated EBITDA as of the end of each fiscal quarter for the period of the four fiscal quarters of the Company most recently ended, is required to be no greater than 3.50 to 1.00; provided, however, that during the Covenant Relief Period through December 31, 2022 (unless the Company elects to terminate the Covenant Relief Period earlier in accordance with the Credit Agreement), the Company’s Consolidated Net Debt to Consolidated EBITDA ratio cannot exceed the levels set forth below:

No greater than
(i) for the quarter ending September 30, 2021	5.00 to 1.00
(ii) for the quarter ending December 31, 2021	4.75 to 1.00
(iii) for the quarter ending March 31, 2022	4.50 to 1.00
(iv) for the quarter ending June 30, 2022	4.50 to 1.00
(v) for the quarter ending September 30, 2022	4.25 to 1.00
(vi) for the quarter ending December 31, 2022	3.75 to 1.00
During the Covenant Relief Period, common stock dividends and share repurchases (see Note I) are permitted only if no loans under the Credit Agreement are outstanding at the time and are limited to an aggregate amount not to exceed $450 during the year ending December 31, 2021, with an incremental amount of $500 available during the year ending December 31, 2022 provided that any amount that remains unused as of December 31, 2021 may be carried forward and used during the year ending December 31, 2022.
There were no amounts outstanding at September 30, 2021 or December 31, 2020, and no amounts were borrowed during 2021 or 2020 under the Credit Agreement. At September 30, 2021, the Company was in compliance with all covenants under the Credit Agreement. Availability under the Credit Agreement could be reduced in future periods if the Company fails to maintain the required ratios referenced above.
P. Fair Value of Financial Instruments
The carrying values of Cash and cash equivalents, restricted cash, derivatives, noncurrent receivables, and Short-term debt included in the Consolidated Balance Sheet approximate their fair value. The Company holds exchange-traded fixed income securities which are considered available-for-sale securities that are carried at fair value which is based on quoted market prices which are classified in Level 1 of the fair value hierarchy and are included in Prepaid expenses and other current assets in the Consolidated Balance Sheet. The fair value of Long-term debt, less amount due within one year was based on quoted market prices for public debt and on interest rates that are currently available to Howmet for issuance of debt with similar terms and maturities for non-public debt. The fair value amounts for all Long-term debt were classified in Level 2 of the fair value hierarchy.

	September 30, 2021		December 31, 2020
	Carrying value	Fair value	Carrying value	Fair value
Long-term debt, less amount due within one year	$4,272	$4,872	$4,699	$5,426
Restricted cash, which is included in Prepaid expenses and other current assets in the Consolidated Balance Sheet, was $2 and $1 at September 30, 2021 and December 31, 2020, respectively.

Q. Divestitures
2021 Divestiture
On June 1, 2021, the Company completed the sale of a small manufacturing plant in France within the Fastening Systems segment for $10 (of which $8 of cash was received in the second quarter of 2021). An agreement to sell was reached on March 15, 2021, which resulted in a charge of $4 related to the non-cash impairment of the net book value of the business, primarily goodwill, in the first quarter of 2021 which was recorded in Restructuring and other charges in the Statement of Consolidated Operations.
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
The Company’s remediation reserve balance was $12 and $10 at September 30, 2021 and December 31, 2020, respectively, recorded in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet (of which $6 and $5, respectively, were classified as a current liability), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. The increase in September 2021 is associated with site monitoring costs for previously owned property in Vernon, California, which will determine if any additional remediation is required. Payments related to remediation expenses applied against the reserve were less than $1 in the third quarter ended September 30, 2021 and included expenditures currently mandated, as well as those not required by any regulatory authority or third party.
Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be less than 1% of Cost of goods sold.
Reynobond PE
The Company is indemnified for all potential liabilities associated with the fire at the Grenfell Tower in London, U.K., which occurred on June 14, 2017, by Arconic Corporation pursuant to the Separation and Distribution Agreement dated March 31, 2020, including, with respect to the following legal proceedings, updated as applicable from the Form 10-K:
Howard v. Arconic Inc. et al. (securities law related claims). As described in the Form 10-K, lead plaintiffs in this case, which alleges violations of the federal securities law, filed an amended complaint in July 2019 (the “Second Amended Complaint”). On June 23, 2021, the Court ruled that certain claims related to a particular registration statement, other SEC filings, product brochures and websites can proceed. All other claims against the defendants were permanently dismissed, with prejudice. On August 12, 2021, defendants filed an answer to the Second Amended Complaint. In addition, on August 11, 2021, the Company filed a motion for certification of an interlocutory appeal and associated stay, to which Plaintiffs filed an opposition on August 17, 2021 and the Company filed a reply brief on August 24, 2021. This motion remains pending before the court.
With respect to the United Kingdom litigation (various claims on behalf of survivors and estates of decedents) and the Behrens et al. v. Arconic Inc. et al. (various claims on behalf of survivors and estates of decedents) and Raul v. Albaugh, et al. (derivative related claim) proceedings, there are no updates.
Lehman Brothers International (Europe) (“LBIE”) Proceeding. On June 26, 2020, LBIE filed formal proceedings against two Firth Rixson entities (“Firth”) in the High Court of Justice, Business and Property Courts of England and Wales. The proceedings relate to interest rate swap transactions that Firth entered into with LBIE in 2007 to 2008. In 2008, LBIE commenced insolvency proceedings, an event of default under the agreements, rendering LBIE unable to meet its obligations under the swaps and suspending Firth’s payment obligations. In the court proceedings, LBIE seeks a declaration that Firth has a contractual obligation to pay the amounts owing to LBIE under the agreements upon its emergence from insolvency proceedings which is expected to occur by 2023, which LBIE claims to be approximately $64, plus applicable interest. Firth will continue to maintain its position that multiple events of default under the agreements related to LBIE’s insolvency proceeding cannot be cured or continue indefinitely, which the Company believes are meritorious defenses. A virtual hearing in this matter occurred on January 13 and 14, 2021 in London, England, and a ruling has yet to be issued to date. Given the importance of the case for LBIE and Firth, it is expected that irrespective of the outcome of the most recent hearing, the case will be appealed and any requirement for the parties to pay amounts under the agreements will be stayed. An appeal of the case could continue past the end of 2022 into 2023. The Company intends to vigorously defend against these claims.
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
Commitments
Guarantees
At September 30, 2021, Howmet had outstanding bank guarantees related to tax matters, outstanding debt, workers’ compensation, environmental obligations, energy contracts, and customs duties, among others. The total amount committed under these guarantees, which expire at various dates between 2021 and 2040, was $16 at September 30, 2021.
Pursuant to the Separation and Distribution Agreement, dated as of October 31, 2016, between Howmet and Alcoa Corporation, Howmet was required to provide certain guarantees for Alcoa Corporation, which had a fair value of $6 and $12 at September 30, 2021 and December 31, 2020, respectively, and were included in Other noncurrent liabilities and deferred credits on the accompanying Consolidated Balance Sheet. The Company was required to provide a guarantee up to an estimated present value amount of approximately $1,406 and $1,398 at September 30, 2021 and December 31, 2020, respectively. For this guarantee, subject to its provisions, the Company is secondarily liable in the event of a payment default by Alcoa Corporation. The Company currently views the risk of an Alcoa Corporation payment default on its obligations under the contract to be remote.
Letters of Credit
The Company has outstanding letters of credit, primarily related to workers’ compensation, environmental obligations, accounts receivable securitization and leasing obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates in 2021 and 2022, was $116 at September 30, 2021.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to retain letters of credit of $53 that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims which occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation and letters of credit fees paid by the Company are being proportionally billed to and are being reimbursed by Arconic Corporation and Alcoa Corporation, respectively. Also, the Company was required to provide letters of credit for certain Arconic Corporation environmental obligations and, as a result, the Company has $17 of outstanding letters of credit relating to liabilities (which are included in the $116 in the above paragraph). Less than $1 of these outstanding letters of credit are pending cancellation and will be deemed cancelled once returned by the beneficiary. Arconic Corporation has issued surety bonds to cover these environmental obligations. Arconic Corporation is being billed for these letter of credit fees paid by the Company and will reimburse the Company for any payments made under these letters of credit.

Surety Bonds
The Company has outstanding surety bonds, primarily related to tax matters, contract performance, workers’ compensation, environmental-related matters, and customs duties. The total amount committed under these annual surety bonds, which expire and automatically renew at various dates, primarily in 2021 and 2022, was $46 at September 30, 2021.
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
See Note G for details related to actions taken by the Company to reduce pension obligations.
See Note O for the open market debt repurchases made subsequent to the third quarter of 2021.
Effective October 14, 2021, John C. Plant assumed the position of sole Chief Executive Officer and continued in his role as Executive Chairman of the Board of Directors. Tolga Oal, the Company’s prior Co-Chief Executive Officer, departed the Company and also stepped down from the Board, each effective as of October 14, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(U.S. dollars in millions, except per share amounts)
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
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations excludes the historical results of Arconic Corporation, as the Arconic Inc. Separation Transaction occurred on April 1, 2020. The financial results of Arconic Corporation for all periods prior to the Arconic Inc. Separation Transaction have been retrospectively reflected in the Statement of Consolidated Operations as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods presented. The cash flows, comprehensive income, and equity related to Arconic Corporation have not been segregated and are included in the Statement of Consolidated Cash Flows, Statement of Consolidated Comprehensive Income and Statement of Changes in Consolidated Equity, respectively, for all periods prior to the Arconic Inc. Separation Transaction. See Note B to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional information related to the Arconic Inc. Separation Transaction and discontinued operations.
COVID-19
Year-to-date 2021, the Company derived approximately 60% of its revenue from products sold to the aerospace end-market. As a result of the global COVID-19 pandemic and its impact on the aerospace industry to-date, the possibility exists that there could be a sustained impact to our operations and financial results. Since the start of the pandemic, certain original equipment manufacturer (“OEM”) customers have reduced production or suspended manufacturing operations in North America and Europe on a temporary basis. While the pandemic resulted in the temporary closure of a small number of the Company's manufacturing facilities during 2020, all of our manufacturing facilities are currently operating. Since the duration of the pandemic is uncertain, management has taken a series of actions to address the financial impact, including fixed and variable cost reductions, such as headcount reductions in certain segments, and reducing the level of capital expenditures to preserve cash and maintain liquidity.
For additional information regarding the risks of COVID-19 on our business, see section Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, “Risk Factors — Our business, results of operations, financial condition and/or cash flows have been and could continue to be materially adversely affected by the effects of the COVID-19 pandemic.”
Results of Operations
Earnings Summary:
Sales. Sales were $1,283 in the third quarter of 2021 compared to $1,134 in the third quarter of 2020 and $3,687 in the nine months ended September 30, 2021 compared to $4,021 in the nine months ended September 30, 2020. The increase of $149, or 13%, in the third quarter of 2021 was primarily due to higher sales volumes in the commercial transportation, commercial aerospace, and industrial gas turbine markets as well as favorable product pricing of $28, partially offset by declines in the defense aerospace market. Sequential improvement was driven by higher sales volumes in the commercial aerospace market. The decrease of $334, or 8%, in the nine months ended September 30, 2021 was primarily due to lower sales volumes in the commercial aerospace market driven by the impact of COVID-19 and Boeing 787 production declines, partially offset by growth in the commercial transportation and industrial gas turbine markets as well as favorable product pricing of $66.
Cost of goods sold (COGS). COGS as a percentage of Sales was 72.3% in the third quarter of 2021 compared to 79.4% in the third quarter of 2020 and 72.1% in the nine months ended September 30, 2021 compared to 74.8% in the nine months ended September 30, 2020. The decrease in the third quarter of 2021 and in the nine months ended September 30, 2021 was primarily due to net cost reductions and favorable product pricing. Additionally, the Company recorded total COGS charges of $7 and net charges of $16 in the third quarter of 2020 and in the nine months ended September 30, 2020, respectively, related to fires that occurred at a Fastening Systems plant in France in 2019 and at a Forged Wheels plant in Barberton, Ohio in mid-February 2020. The Company recorded total COGS charges of $1 and net charges of $7 in the third quarter of 2021 and in the nine months ended September 30, 2021, respectively, related to the fires in France and Barberton in 2021. The Company anticipates additional charges of approximately $3 to $7 in the fourth quarter of 2021, with further impacts in subsequent quarters as the businesses continue to recover from the fires.

Selling, general administrative, and other expenses (SG&A). SG&A expenses were $70 in the third quarter of 2021 compared to $66 in the third quarter of 2020 and $190 in the nine months ended September 30, 2021 compared to $219 in the nine months ended September 30, 2020. The increase of $4, or 6%, in the third quarter of 2021 was primarily due to lower insurance reimbursements. The decrease of $29, or 13%, in the nine months ended September 30, 2021 was primarily due to overhead cost reductions as well as costs incurred in the nine months ended September 30, 2020 associated with the Arconic Inc. Separation Transaction.
Research and development expenses (R&D). R&D expenses were $4 in the third quarter of 2021 and $5 in the third quarter of 2020, a decrease of $1, or 20%. R&D expenses were $13 in both the nine months ended September 30, 2021 and the nine months ended September 30, 2020.
Restructuring and other charges. Restructuring and other charges were $8 in the third quarter of 2021 compared to $22 in the third quarter of 2020 or a decrease of $14, and $22 in the nine months ended September 30, 2021 compared to $166 in the nine months ended September 30, 2020 or a decrease of $144.
Restructuring and other charges for the third quarter and nine months ended September 30, 2021 were primarily due to charges for pension plan settlements and exit related costs.
Restructuring and other charges for the third quarter of 2020 were primarily comprised of a $17 charge for layoff costs and an $8 charge for pension plan settlements. These charges were partially offset by a $3 benefit from the termination of a deferred compensation plan.
Restructuring and other charges in the nine months ended September 30, 2020 were primarily comprised of a $93 charge for layoff costs, a $72 charge for pension plan settlements, a $6 post-closing adjustment related to the sale of the Company’s U.K. forgings business (which was formerly part of the Engine Products segment), a $5 charge for impairment of assets associated with an agreement to sell an aerospace components business in the U.K (within the Engineered Structures segment), and a $5 charge for various other exit costs. These charges were partially offset by a benefit of $10 related to the reversal of a number of prior period programs and a $3 benefit from the termination of a deferred compensation plan.
See Note E to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail.
Loss on debt redemption. Loss on debt redemption was $118 in the third quarter of 2021 compared to none in the third quarter of 2020, and $141 in the nine months ended September 30, 2021 compared to $64 in the nine months ended September 30, 2020. The increase of $118 in the third quarter of 2021 and $77, or 120%, in the nine months ended September 30, 2021 was primarily due to higher debt tender premiums paid on the 6.875% Notes due 2025 (the “6.875% Notes”).
Interest expense, net. Interest expense, net was $63 in the third quarter of 2021 compared to $77 in the third quarter of 2020, and $201 in the nine months ended September 30, 2021 compared to $241 in the nine months ended September 30, 2020. The decrease of $14, or 18%, in the third quarter of 2021 and $40, or 17%, in the nine months ended September 30, 2021 was primarily due to a reduced average level of debt for the third quarter and nine months ended September 30, 2021, respectively.
See Note O to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail related to the Company’s debt activity.
Other expense, net. Other expense, net was $1 in the third quarter of 2021 compared to Other expense, net of $8 in the third quarter of 2020, and Other expense, net was $13 in the nine months ended September 30, 2021 compared to Other expense, net of less than $1 in the nine months ended September 30, 2020. The decrease of $7, or 88%, in the third quarter of 2021 was primarily due to lower non-service related net periodic benefit cost of $6 and the impacts of deferred compensation arrangements of $5, partially offset by a decrease in foreign currency gains of $3. The increase of $13 in the nine months ended September 30, 2021, was primarily due to an increase in foreign currency losses of $13, the impacts of deferred compensation arrangements of $4, lower interest income of $3, and mark-to-market adjustments of $3, partially offset by lower non-service related net periodic benefit cost of $11.
(Benefit) provision for income taxes. The estimated annual effective tax rate, before discrete items, applied to ordinary income was 29.7% in both the third quarter and nine months ended September 30, 2021 compared to 34.5% in both the third quarter and nine months ended September 30, 2020. The tax rate including discrete items was 17.4% (benefit on income) in the third quarter of 2021 compared to 400.0% (benefit on a relatively small loss) in the third quarter of 2020. A discrete tax benefit of $12 was recorded in the third quarter of 2021 compared to a discrete tax benefit of $41 in the third quarter of 2020. The tax rate including discrete items was 26.4% (provision on income) for the nine months ended September 30, 2021 compared to 5.0% (benefit on income) for the nine months ended September 30, 2020. A discrete tax benefit of $9 was recorded in the nine months ended September 30, 2021 compared to a discrete tax benefit of $39 for the nine months ended September 30, 2020.
See Note H to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail.

Net income from continuing operations. Income from continuing operations was $27, or $0.06 per diluted share, in the third quarter of 2021 compared to $36, or $0.08 per diluted share, in the third quarter of 2020, and Income from continuing operations was $181, or $0.41 per diluted share, in the nine months ended September 30, 2021 compared to $105, or $0.23 per diluted share, in the nine months ended September 30, 2020. The decrease of $9 in the third quarter of 2021 was primarily due to an increase in Loss on debt redemption primarily on the 6.875% Notes and a decrease in the Benefit for income taxes, partially offset by an increase in Operating income primarily due to higher sales volumes in the commercial transportation, commercial aerospace, and industrial gas turbine markets and a decrease in Interest expense, net and Restructuring and other charges. The increase of $76 in the nine months ended September 30, 2021 was primarily due to an increase in operating income due to lower COGS and a decrease in Restructuring and other charges and Interest expense, net, partially offset by lower sales volumes in the commercial aerospace market driven by the impact of COVID-19 and Boeing 787 production declines, an increase in Loss on debt redemption primarily on the 6.875% Notes, and an increase in the Provision for income taxes.
Net income. As the Arconic Inc. Separation Transaction occurred on April 1, 2020, there was no Income from discontinued operations for the third quarter or nine months ended September 30, 2021. Net income was $27 for the third quarter of 2021, all of which was composed of $27 of Income from continuing operations, or $0.06 per diluted share, and $181 in the nine months ended September 30, 2021, all of which was composed of $181 of Income from continuing operations, or $0.41 per diluted share.
Net income was $36 for the third quarter of 2020, all of which was composed of $36 of Income from continuing operations, or $0.08 per diluted share. Net income was $155 for the nine months ended September 30, 2020 composed of $105 of Income from continuing operations and $50 of Income from discontinued operations, or $0.23 and $0.11 per diluted share, respectively.
Segment Information
The Company’s operations consist of four worldwide reportable segments: Engine Products, Fastening Systems, Engineered Structures, and Forged Wheels. Segment performance under Howmet’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is Segment operating profit. Howmet's definition of Segment operating profit is Operating income excluding Special items. Special items include Restructuring and other charges. Segment operating profit may not be comparable to similarly titled measures of other companies. Differences between the total segment and consolidated totals are in Corporate (See Note D to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a description of each segment).
Effective October 14, 2021, John C. Plant assumed the position of sole Chief Executive Officer and continued in his role as Executive Chairman of the Board of Directors. Tolga Oal, the Company’s prior Co-Chief Executive Officer, departed the Company and also stepped down from the Board, each effective as of October 14, 2021. The Company has aligned its operations consistent with how the Chief Executive Officer assesses operating performance and allocates capital, which remain unchanged since the Arconic Inc. Separation Transaction.
The Company produces aerospace engine parts and components and aerospace fastening systems for Boeing 737 MAX (“737 MAX”) airplanes. In late December 2019, Boeing announced a temporary suspension of production of the 737 MAX airplanes. This decline in production had a negative impact on sales and Segment operating profit in the Engine Products, Fastening Systems, and Engineered Structures segments in 2020 and the first half of 2021. While regulatory authorities in the United States and certain other jurisdictions lifted grounding orders beginning in late 2020, our sales remained at lower levels in the first half of 2021 due to the residual impacts of the 737 MAX grounding.
Engine Products

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Third-party sales	$599	$485	$1,677	$1,851
Segment operating profit	120	39	321	309
Third-party sales for the Engine Products segment increased $114, or 24%, in the third quarter of 2021 compared to the third quarter of 2020, primarily due to higher volumes in the commercial aerospace and industrial gas turbine markets, partially offset by declines in the defense aerospace market.
Third-party sales for the Engine Products segment decreased $174, or 9%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to lower volumes in the commercial aerospace market driven by the impact of COVID-19 and Boeing 787 production declines, partially offset by higher volumes in the industrial gas turbine market.

Segment operating profit for the Engine Products segment increased $81, or 208%, in the third quarter of 2021 compared to the third quarter of 2020, primarily due to higher volumes in the commercial aerospace and industrial gas turbine markets, cost reductions, and favorable product pricing. The segment added approximately 500 headcount in the third quarter of 2021 in anticipation of revenue increases into 2022.
Segment operating profit for the Engine Products segment increased $12, or 4%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to favorable sales volumes in the industrial gas turbine market, cost reductions, and favorable product pricing, partially offset by lower volumes in the commercial aerospace market driven by the impact of COVID-19 and Boeing 787 production declines. The segment added approximately 800 headcount in the nine months ended September 30, 2021 in anticipation of revenue increases into 2022.
For the full year 2021 compared to 2020, demand in the industrial gas turbine market is expected to increase while demand in the commercial aerospace market is expected to be down, driven by the impact of COVID-19 and Boeing 787 production declines. Favorable cost reductions are expected to continue.

Fastening Systems

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Third-party sales	$254	$271	$788	$982
Segment operating profit	47	33	142	199
Third-party sales for the Fastening Systems segment decreased $17, or 6%, in the third quarter of 2021 compared to the third quarter of 2020, primarily due to lower volumes in the commercial aerospace market driven by the impact of COVID-19 and Boeing 787 production declines, partially offset by higher volumes in the commercial transportation and industrial markets.
Third-party sales for the Fastening Systems segment decreased $194, or 20%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to lower volumes in the commercial aerospace market driven by the impact of COVID-19 and Boeing 787 production declines, partially offset by higher volumes in the commercial transportation and industrial markets.
Segment operating profit for the Fastening Systems segment increased $14, or 42%, in the third quarter of 2021 compared to the third quarter of 2020, primarily due to cost reductions and favorable sales volumes in the commercial transportation and industrial markets, partially offset by lower volumes in the commercial aerospace market driven by the impact of COVID-19 and Boeing 787 production declines.
Segment operating profit for the Fastening Systems segment decreased $57, or 29%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to lower volumes in the commercial aerospace market driven by the impact of COVID-19 and Boeing 787 production declines, partially offset by cost reductions and favorable sales volumes in the commercial transportation and industrial markets.
For the full year 2021 compared to 2020, demand in the commercial transportation and industrial markets is expected to increase while demand in the commercial aerospace market is expected to be down, driven by the impact of COVID-19 and Boeing 787 production declines. Favorable cost reductions are expected to continue.
Engineered Structures

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Third-party sales	$199	$206	$535	$710
Segment operating profit	14	10	35	57
Third-party sales for the Engineered Structures segment decreased $7, or 3%, in the third quarter of 2021 compared to the third quarter of 2020, primarily due to lower volumes in the defense aerospace market, including lower F-35 program volumes, partially offset by higher volumes in the commercial aerospace market.
Third-party sales for the Engineered Structures segment decreased $175, or 25%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to lower volumes in the commercial aerospace market driven by the impact of COVID-19 and Boeing 787 production declines.

Segment operating profit for the Engineered Structures segment increased $4, or 40%, in the third quarter of 2021 compared to the third quarter of 2020, primarily due to higher volumes in the commercial aerospace market and cost reductions, partially offset by lower volumes in the defense aerospace market, including lower F-35 program volumes.
Segment operating profit for the Engineered Structures segment decreased $22, or 39%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to lower volumes in the commercial aerospace market driven by the impact of COVID-19 and Boeing 787 production declines, partially offset by cost reductions.
For the full year 2021 compared to 2020, demand in the commercial aerospace market is expected to be down, driven by the impact of COVID-19 and Boeing 787 production declines. Favorable cost reductions are expected to continue.
Forged Wheels

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Third-party sales	$231	$172	$687	$476
Segment operating profit	62	35	193	91
Third-party sales for the Forged Wheels segment increased $59, or 34%, in the third quarter of 2021 compared to the third quarter of 2020, primarily due to higher volumes in the commercial transportation market.
Third-party sales for the Forged Wheels segment increased $211, or 44%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to higher volumes in the commercial transportation market.
Segment operating profit for the Forged Wheels segment increased $27, or 77%, in the third quarter of 2021 compared to the third quarter of 2020, primarily due to higher commercial transportation sales volumes, fixed cost reductions, and maximizing production in low-cost countries.
Segment operating profit for the Forged Wheels segment increased $102, or 112%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to higher commercial transportation sales volumes, fixed cost reductions, and maximizing production in low-cost countries.
For the full year 2021 compared to 2020, demand in the commercial transportation markets served by Forged Wheels is expected to increase in most regions. Commercial transportation OEMs are expected to increase output as global economies recover from 2020 COVID-19 lows. However, sales in the Forged Wheels segment could be negatively impacted by customer supply chain constraints.
Reconciliation of Income (loss) from continuing operations before income taxes to Total segment operating profit

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Income (loss) from continuing operations before income taxes	$23	$(12)	$246	$100
Loss on debt redemption	118	—	141	64
Interest expense, net	63	77	201	241
Other expense, net	1	8	13	—
Operating income	$205	$73	$601	$405
Unallocated amounts:
Restructuring and other charges	8	22	22	166
Corporate expense	30	22	68	85
Total segment operating profit	$243	$117	$691	$656
Total segment operating profit is a non-GAAP financial measure. Management believes that this measure is meaningful to investors because management reviews the operating results of the segments of the Company excluding Corporate results.

See Restructuring and other charges, Loss on debt redemption, Interest expense, net, and Other expense, net discussions above under Results of Operations for reference.
Corporate expense increased $8, or 36%, in the third quarter of 2021 compared to the third quarter of 2020, primarily due to costs associated with closures, shutdowns, and other items of $10 and other miscellaneous items aggregating to $2, partially offset by lower net costs related to fires at two plants of $6.
Corporate expense decreased $17, or 20%, in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, primarily due to lower net costs related to fires at two plants of $14, costs incurred in 2020 associated with the Arconic Inc. Separation Transaction of $7, and lower costs driven by overhead cost reductions, partially offset by costs associated with closures, shutdowns, and other items of $7 and other miscellaneous items aggregating to $5.
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
Operating Activities
Cash provided from operations was $146 in the nine months ended September 30, 2021 compared to cash used for operations of $142 in the nine months ended September 30, 2020. The change of $288, or 203%, was primarily due to lower operating results of $98, which were more than offset by lower working capital of $333, lower pension contributions of $42, and noncurrent liabilities of $7. The components of the change in working capital primarily included accounts payable of $502, inventories of $91, and accrued expenses of $56 due to an increase in purchasing activity associated with market recovery, offset by unfavorable changes in receivables of $265 including employee retention credit receivables and taxes, and including income taxes of $56.
As a result of the American Rescue Plan Act of 2021, management expects Howmet’s estimated pension contributions and other postretirement benefit payments in 2021 to be approximately $120.
Financing Activities
Cash used for financing activities was $1,174 in the nine months ended September 30, 2021 compared to $339 in the nine months ended September 30, 2020. The change of $835, or 246%, was primarily due to less debt issued of $1,700 and incremental common stock repurchases of $174, partially offset by less payments made in connection with the redemption of long-term debt of $476 (See Note O to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference), cash distributed to Arconic Corporation at the Arconic Inc. Separation Transaction of $500, and a reduction in debt issuance costs of $50. On an annual basis, the current year debt activity will decrease Interest expense, net by approximately $70.
The Company maintains a Five-Year Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and issuers named therein (See Note O to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference).
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

The Company’s credit ratings from the three major credit rating agencies are as follows:

	Issuer Rating	Outlook	Date of Last Update
Standard and Poor’s Ratings Service (S&P)	BB+	Negative	September 1, 2021
Moody’s Investors Service (Moody’s)	Ba2	Stable	August 18, 2021
Fitch Investors Service (Fitch)	BBB-	Stable	August 18, 2021
On September 1, 2021, S&P affirmed the following ratings for Howmet: long-term debt at BB+ and the current outlook as negative.
On August 18, 2021, Moody’s affirmed the following ratings for Howmet: long-term debt at Ba2 and the current outlook as stable.
On August 18, 2021, Fitch also affirmed the following ratings for Howmet: long-term debt at BBB- and the current outlook as stable.
Investing Activities
Cash provided from investing activities was $144 in the nine months ended September 30, 2021 compared to $152 in the nine months ended September 30, 2020. The decrease in cash provided from investing activities of $8, or 5%, was primarily due to lower proceeds from the sale of assets and businesses of $106 ($8 is related to the sale of a small manufacturing plant in France in the second quarter of 2021 and $114 is related to the sale of a hard extrusions plant in South Korea and an aluminum rolling mill in Brazil in the first quarter of 2020), offset by a decrease in capital expenditures of $82, an increase in cash receipts from sold receivables of $9 and the sale of fixed income securities of $5. Additionally, in the third quarter of 2021, the Company restructured its accounts receivable securitization. As a result, going forward, Cash receipts from sold receivables will be $0 within investing activities in the Statement of Consolidated Cash Flows in the fourth quarter of 2021 (See Note K to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference).
Recently Adopted and Recently Issued Accounting Guidance
See Note C to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Forward-Looking Statements
This report contains statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Howmet’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements, forecasts and outlook relating to the condition of end markets; future financial results, operating performance, or estimated or expected future capital expenditures; future strategic actions; Howmet’s strategies, outlook, and business and financial prospects; any future dividends and repurchases of its debt or equity securities; and expected employment plans. These statements reflect beliefs and assumptions that are based on Howmet’s perception of historical trends, current conditions and expected future developments, as well as other factors Howmet believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict, which could cause actual results to differ materially from those indicated by these statements. Such risks and uncertainties include, but are not limited to: a) uncertainty of the duration, extent and impact of the COVID-19 pandemic on Howmet’s business, results of operations, and financial condition; (b) deterioration in global economic and financial market conditions generally, including as a result of pandemic health issues (including COVID-19 and its effects, among other things, on global supply, demand, and distribution disruptions as the COVID-19 pandemic continues and results in an increasingly prolonged period of travel, commercial and/or other similar restrictions and limitations); (c) unfavorable changes in the markets served by Howmet; (d) the impact of potential cyber attacks and information technology or data security breaches; (e) the loss of significant customers or adverse changes in customers’ business or financial conditions; (f) manufacturing difficulties or other issues that impact product performance, quality or safety; (g) inability of suppliers to meet obligations due to supply chain disruptions or otherwise; (h) the inability to achieve revenue growth, cash generation, cost savings, restructuring plans, cost reductions, improvement in profitability, or strengthening of competitiveness and operations anticipated or targeted; (i) competition from new product offerings, disruptive technologies or other developments; (j) geopolitical, economic, and regulatory risks relating to Howmet’s global operations, including compliance with U.S. and foreign trade and tax laws, sanctions, embargoes and other regulations; (k) the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation, which can expose Howmet to substantial costs and liabilities; (l) failure to comply with government contracting regulations; (m) adverse changes in discount rates or investment returns on pension assets; and (n) the other risk factors summarized in Howmet’s Form 10-K for the year ended December 31, 2020 and other reports filed with the U.S. Securities and

Exchange Commission. Market projections are subject to the risks discussed above and other risks in the market. Howmet disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Not material.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
See Note R to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to the Company’s repurchases of its common stock during the quarter ended September 30, 2021:

	(in millions except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
July 1 - July 31, 2021	—	$—	—	$77
August 1 - August 31, 2021	769,274	$32.50	769,274	$1,552
September 1 - September 30, 2021	—	$—	—	$1,552
Total for quarter ended September 30, 2021	769,274	$32.50	769,274

(1)Excludes commissions cost.
(2)On August 18, 2021, the Company announced that its Board of Directors authorized a share repurchase program of up to $1,500 million of the Company's outstanding common stock. The Board had previously authorized, in May 2019, a share repurchase program of up to $500 million, of which approximately $77 million Board authorization remained available as of July 31, 2021. After giving effect to the share repurchases made through September 30, 2021, approximately $1,552 million Board authorization remains available. Under the Company’s share repurchase programs (the “Share Repurchase Programs”), the Company may repurchase shares by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements or other derivative transactions. There is no stated expiration for the Share Repurchase Programs. Under its Share Repurchase Programs, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations, including limits under the Company’s Five-Year Revolving Credit Agreement (See Note O to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference). The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the Share Repurchase Programs may be suspended, modified or terminated at any time without prior notice.

Item 6. Exhibits.

4.1	Form of 3.000% Notes due 2029, incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on September 1, 2021.
10.1
Howmet Aerospace Inc. Executive Severance Plan, as Amended and Restated, effective September 17, 2021, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 23, 2021.

10.2
Howmet Aerospace Inc. Change in Control Severance Plan, as Amended and Restated, effective September 17, 2021, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 23, 2021.

10.3
Amended and Restated Five-Year Revolving Credit Agreement, dated as of September 28, 2021, among Howmet Aerospace Inc., the lenders and issuers named therein, Citibank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 28, 2021.

10.4	Letter Agreement, by and between Howmet Aerospace Inc. and John C. Plant, dated as of October 14, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 14, 2021.
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Howmet Aerospace Inc.

November 4, 2021	/s/ Ken Giacobbe
Date	Ken Giacobbe
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

November 4, 2021	/s/ Barbara L. Shultz
Date	Barbara L. Shultz
Vice President and Controller
(Principal Accounting Officer)