Form 10-K
period 2021-12-31
Howmet Aerospace Inc.
filed 2022-02-14
CIK 4281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2021
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
The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $15 billion. As of February 10, 2022, there were 418,904,876 shares of common stock, par value $1.00 per share, of the registrant outstanding.
Documents incorporated by reference.
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (Proxy Statement).

Explanatory Note
On April 1, 2020, Arconic Inc. completed the separation of its business into two independent, publicly-traded companies: Howmet Aerospace Inc. (the new name for Arconic Inc.) and Arconic Corporation. The financial results of Arconic Corporation for all periods prior to April 1, 2020 have been retrospectively reflected in the Statement of Consolidated Operations as discontinued operations and, as such, have been excluded from continuing operations and segment results for all periods prior to April 1, 2020. The cash flows, comprehensive income, and equity related to Arconic Corporation have not been segregated and are included in the Statement of Consolidated Cash Flows, Statement of Consolidated Comprehensive Income, and Statement of Changes in Consolidated Equity, respectively, for all periods prior to April 1, 2020.

Note on Incorporation by Reference
In this Form 10-K, selected items of information and data are incorporated by reference to portions of Howmet Aerospace Inc.’s definitive proxy statement for its 2022 Annual Meeting of Shareholders (the “Proxy Statement”), which we expect to file with the Securities and Exchange Commission within 120 days after Howmet Aerospace Inc.’s fiscal year ended December 31, 2021. Unless otherwise provided herein, any reference in this report to disclosures in the Proxy Statement shall constitute incorporation by reference of only that specific disclosure into this Form 10-K.

PART I
Item 1. Business.
General
Howmet Aerospace Inc. (formerly known as Arconic Inc.) is a Delaware corporation with its principal office in Pittsburgh, Pennsylvania and the successor to Arconic Inc., a Pennsylvania corporation formed in 1888 and formerly known as Alcoa Inc. In this report, unless the context otherwise requires, “Howmet”, the “Company”, “we”, “us” and “our” refer to Howmet Aerospace Inc., a Delaware corporation, and its consolidated subsidiaries.
The Company’s Internet address is http://www.howmet.com. Howmet makes available free of charge on or through its website its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as well as proxy statements, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the Securities and Exchange Commission (“SEC”). The Company's website is included in this annual report on Form 10-K as an inactive textual reference only. The information on, or accessible through, the Company’s website is not a part of, or incorporated by reference in, this annual report on Form 10-K. The SEC maintains an Internet site that contains these reports at http://www.sec.gov.
Background
The Arconic Inc. Separation Transaction. Howmet Aerospace Inc. is the new name for Arconic Inc., following Arconic Inc.’s separation of its businesses on April 1, 2020 (the “Arconic Inc. Separation Transaction”) into two independent, publicly traded companies: Howmet Aerospace Inc. and Arconic Corporation. Following this separation, Howmet retained the Engine Products, Fastening Systems, Engineered Structures, and Forged Wheels businesses; and its prior Rolled Products, Aluminum Extrusions, and Building and Construction Systems businesses were spun-off to Arconic Corporation. In connection with the Arconic Inc. Separation Transaction, Howmet and Arconic Corporation entered into several agreements that govern the relationship of the parties following the separation, including the following: Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, certain Patent, Know-How and Trade Secret License Agreements, certain Trademark License Agreements, Raw Material Supply Agreements, Second Supplemental Tax and Project Certificate and Agreement, and Lease and Property Management Agreement.
The 2017 Reincorporation in Delaware. On December 31, 2017, Arconic Inc., then a Pennsylvania corporation, changed its jurisdiction of incorporation from Pennsylvania to Delaware.
The Alcoa Inc. Separation Transaction. On November 1, 2016, Alcoa Inc. completed the separation of its business (the “Alcoa Inc. Separation Transaction”) into two independent, publicly traded companies: Arconic Inc. (the new name for Alcoa Inc., which, through the transactions described above, later became Howmet Aerospace Inc.) and Alcoa Corporation. Following this separation, the Company retained the Engineered Products and Solutions, Global Rolled Products, and Transportation and Construction Solutions businesses; and its previous Alumina and Primary Metals businesses, rolling mill operations in Warrick, Indiana and 25.1% interest in the Ma’aden Rolling Company were spun-off to Alcoa Corporation. In connection with the Alcoa Inc. Separation Transaction, the two companies entered into several agreements that govern their post-separation relationship, including the following: Separation and Distribution Agreement, Tax Matters Agreement, Employee Matters Agreement, and certain Patent, Know-How, Trade Secret License and Trademark License Agreements.
Forward-Looking Statements
This report contains (and oral communications made by Howmet may contain) statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Howmet’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements, forecasts and outlook relating to the condition of end markets; future financial results, operating performance, or estimated or expected future capital expenditures; future strategic actions; and Howmet's strategies, outlook, and business and financial prospects. These statements reflect beliefs and assumptions that are based on Howmet’s perception of historical trends, current conditions and expected future developments, as well as other factors Howmet believes are appropriate in the circumstances. Although Howmet believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties, and changes in circumstances that are difficult to predict. For a discussion of some of the specific factors that may cause Howmet’s actual results to differ materially from those projected in any forward-looking statements, see the following sections of this report: Part I, Item 1A (Risk Factors), Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), including the disclosures under Segment Information and Critical Accounting Policies and Estimates, and Note V to the Consolidated Financial Statements in Part II, Item 8. Market projections are subject to the risks discussed in this report and other risks in the market. Howmet disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law.
Overview
Howmet is a leading global provider of advanced engineered solutions for the aerospace and transportation industries. The Company’s primary businesses focus on jet engine components, aerospace fastening systems, and airframe structural components necessary for mission-critical performance and efficiency in aerospace and defense applications, as well as forged wheels for commercial transportation. Howmet’s technological capabilities support the innovation and growth of next-generation aerospace programs. Its differentiated technologies enable lighter, more fuel-efficient aircraft and commercial trucks to operate with a lower carbon footprint and support more sustainable air and ground transportation.
Howmet is a global company operating in 20 countries. Based upon the country where the point of shipment occurred, the United States and Europe generated 68% and 22%, respectively, of Howmet’s sales in 2021. In addition, Howmet has operating activities in numerous countries and regions outside the United States and Europe, including Canada, Mexico, China and Japan.
Description of the Business
The Company produces products that are used primarily in the aerospace (commercial and defense), commercial transportation, and industrial and other markets. Howmet seeks to provide its customers with innovative solutions through offering differentiated products such as airfoils with advanced cooling and coatings for extreme temperature applications; specially-designed fasteners for lightweight composite airframe construction, reduced assembly costs, and lightning strike protection; and lightweight aluminum commercial wheels. Its products and solutions include investment castings for jet engines and industrial gas turbines (nickel superalloys, titanium, and aluminum), including airfoils and structural parts; seamless rolled rings for jet engines (mostly nickel superalloys); fastening systems for aerospace, industrial and commercial transportation applications (titanium, steel, and nickel superalloys); forged jet engine components (e.g., jet engine disks); machined and forged aircraft parts (titanium and aluminum); and forged aluminum commercial vehicle wheels, all of which are sold directly to customers and/or through distributors.
Aerospace (Commercial and Defense) Market. Howmet’s largest market is aerospace, which represented approximately 60% of the Company’s revenue in 2021. The Company produces a range of high performance multi-materials, highly engineered products, and vertically integrated machined solutions for aero engines and airframe structures, ranging from investment castings, advanced coatings, seamless rings, forgings, titanium extrusions, and titanium mill products, to fasteners that hold aircraft together. Wingtip to wingtip, nose to tail, Howmet can produce more than 90% of all structural and rotating aero engine components. Modernization of the commercial and defense platforms is driven by an array of challenging performance requirements. With its precision engineering, materials science expertise and advanced manufacturing processes, Howmet aims to help its customers achieve greater fuel economies, reduced emissions, passenger comfort, and maintenance efficiencies.
Commercial Transportation Market. The commercial transportation market represented approximately 23% of the Company’s revenue in 2021. The Company invented the forged aluminum truck wheel in 1948, and continues to advance technology to deliver breakthrough solutions that make trucks and buses lighter, more fuel efficient and sharper-looking. Howmet’s forged aluminum wheels are a leading choice for commercial trucks and mass transportation vehicles because they can reduce weight and save fuel. The strength of the Company’s rivets, bolts and fasteners offers another light-weighting solution that delivers performance.
Industrial and Other Markets. Industrial and other markets include industrial gas turbines, oil and gas, and other industrials, which represented approximately 17% of the Company’s revenue in 2021.
Howmet has four reportable segments, which are organized by product on a worldwide basis: Engine Products, Fastening Systems, Engineered Structures and Forged Wheels.
Engine Products
Engine Products utilizes advanced designs and techniques to support next-generation engine programs and produces components primarily for aircraft engines and industrial gas turbines, including airfoils and seamless rolled rings. Engine Products produces rotating parts as well as structural parts. Engine Products principally serves the commercial and defense aerospace markets as well as the industrial gas turbine market.
Fastening Systems
Fastening Systems produces aerospace and industrial fasteners, latches, bearings, fluid fittings and installation tools. In addition to highly engineered aerospace fasteners with a broad range of fastening systems, the segment also supplies the commercial transportation, renewable, and material handling industries. The business’s high-tech, multi-material fastening systems are found nose to tail on commercial and military aircraft, as well as on jet engines, industrial gas turbines, automobiles, commercial transportation vehicles, wind turbines, solar power systems, and construction and industrial equipment.
Engineered Structures
Engineered Structures produces titanium ingots and mill products for aerospace and defense applications and is vertically integrated to produce titanium forgings, extrusions, forming and machining services for airframe, wing, aero-engine, and landing gear components. Engineered Structures also produces aluminum forgings, nickel forgings, and aluminum machined components and assemblies for aerospace and defense applications. The principal markets served by Engineered Structures are commercial aerospace, defense aerospace, and land and sea defense.
Forged Wheels
Forged Wheels manufactures forged aluminum wheels for trucks, buses, and trailers and related products for the global commercial transportation market. The Company’s portfolio of wheels is sold under the product brand name Alcoa® Wheels and are five times stronger and 47% lighter than steel wheels. The Ultra ONE® Wheel with MagnaForce® alloy is the lightest portfolio of wheels on the market. The Company’s proprietary Dura-Bright® surface treatment is unmatched in appearance and corrosion protection.
For additional discussion of each segment's business, see “Results of Operations—Segment Information” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Note D to the Consolidated Financial Statements in Part II, Item 8.
Sales by Market and Significant Customer Revenue
Sales by market for the years ended December 31, 2021, 2020, and 2019, were:

	For the Year Ended December 31,
	2021	2020	2019
Aerospace - Commercial	41%	50%	59%
Aerospace - Defense	19%	19%	13%
Commercial Transportation	23%	16%	17%
Industrial and Other	17%	15%	11%
In 2021, General Electric Company, Raytheon Technologies Corporation, and The Boeing Company represented approximately 13%, 9%, and 5%, respectively, of the Company’s third-party sales. The loss of any such significant customer could have a material adverse effect on such businesses. See Part I, Item 1A (Risk Factors).

The Company's Principal Facilities(1)

Country	Facility Location	Segment	Products
Australia	Oakleigh	Fastening Systems	Fasteners
Canada	Georgetown, Ontario(2)	Engine Products	Aerospace Castings
	Laval, Québec	Engine Products; Engineered Structures	Aerospace Castings and Machining
China	Suzhou(2)	Engine Products; Fastening Systems; Forged Wheels	Fasteners, Rings and Wheels Machining
France	Dives-sur-Mer	Engine Products	Aerospace and Industrial Gas Turbine Castings
	Evron	Engine Products	Aerospace and Specialty Castings
	Gennevilliers	Engine Products	Aerospace and Industrial Gas Turbine Castings
	St. Cosme-en-Vairais(2)	Fastening Systems	Fasteners
	Toulouse	Fastening Systems	Fasteners
	Us-par-Vigny	Fastening Systems	Fasteners
Germany	Bestwig	Engine Products	Aerospace Castings
	Erwitte	Engine Products	Machining of Aerospace Castings
	Hildesheim-Bavenstedt(2)	Fastening Systems	Fasteners
	Kelkheim(2)	Fastening Systems	Fasteners
Hungary	Nemesvámos	Fastening Systems	Fasteners
	Székesfehérvár	Engine Products; Forged Wheels	Aerospace and Industrial Gas Turbine Castings and Forgings
Japan	JÔetsu City(2)	Forged Wheels	Wheels Machining
	Nomi	Engine Products	Aerospace and Industrial Gas Turbine Castings
Mexico	Ciudad Acuña(2)	Engine Products; Fastening Systems	Aerospace Castings/Rings and Fasteners
	Monterrey	Forged Wheels	Forgings
Morocco	Casablanca(2)	Fastening Systems	Fasteners
United Kingdom	Ecclesfield	Engine Products	Metal, Billets
	Exeter(2)	Engine Products	Aerospace and Industrial Gas Turbine Castings and Alloy
	Glossop	Engine Products	Metal, Billets
	Ickles	Engine Products	Metal, Billets
	Leicester(2)	Fastening Systems	Fasteners
	Low Moor	Engineered Structures	Extrusions
	Redditch(2)	Fastening Systems	Fasteners
	Telford	Fastening Systems	Fasteners
	Welwyn Garden City	Engineered Structures	Aerospace Formed Parts

Country	Facility Location	Segment	Products
United States	Tucson, AZ(2)	Fastening Systems	Fasteners
	Carson, CA(2)	Fastening Systems	Fasteners
	City of Industry, CA(2)	Fastening Systems	Fasteners
	Fontana, CA	Engine Products	Rings
	Fullerton, CA(2)	Fastening Systems	Fasteners
	Rancho Cucamonga, CA	Engine Products	Rings
	Torrance, CA	Fastening Systems	Fasteners
	Branford, CT	Engine Products	Aerospace Coatings
	Winsted, CT	Engine Products	Aerospace Machining
	Savannah, GA	Engineered Structures	Forgings, Disks
	La Porte, IN	Engine Products	Aerospace and Industrial Gas Turbine Castings
	Whitehall, MI	Engine Products	Aerospace and Industrial Gas Turbine Castings and Coatings, Titanium Alloy and Specialty Products
	Washington, MO	Engineered Structures	Aerospace Formed Parts, Titanium Mill Products
	Big Lake, MN	Engineered Structures	Aerospace Machining
	New Brighton, MN	Engineered Structures	Aerospace Machining
	Dover, NJ	Engine Products	Aerospace and Industrial Gas Turbine Castings and Alloy
	Kingston, NY(2)	Fastening Systems	Fasteners
	Rochester, NY	Engine Products	Rings
	Barberton, OH	Forged Wheels	Wheels Machining
	Canton, OH(2)	Engineered Structures	Ferro-Titanium Alloys and Titanium Mill Products
	Cleveland, OH	Engine Products; Engineered Structures; Forged Wheels	Forgings, Investment Casting Equipment, and Aerospace Components
	Niles, OH	Engineered Structures	Titanium Mill Products
	Morristown, TN(2)	Engine Products	Aerospace and Industrial Gas Turbine Ceramic Products
	Houston, TX(2)	Engineered Structures	Extrusions
	Waco, TX(2)	Fastening Systems	Fasteners
	Wichita Falls, TX	Engine Products	Aerospace and Industrial Gas Turbine Castings
	Hampton, VA(2)	Engine Products	Aerospace and Industrial Gas Turbine Castings
	Martinsville, VA	Engineered Structures	Titanium Mill Products
(1)Principal facilities are listed by location, with certain locations having more than one facility. The list in the above table does not include 19 locations that serve as sales and administrative offices, distribution centers or warehouses.
(2)Leased property or partially leased property.

Sources and Availability of Raw Materials
Important raw materials purchased in 2021 for each of the Company’s reportable segments are listed below.

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
Patents, Trade Secrets and Trademarks
The Company believes that its domestic and international patent, trade secret and trademark assets provide it with a significant competitive advantage. The Company’s rights under its patents, as well as the products made and sold under them, are important to the Company as a whole and, to varying degrees, important to each business segment. The patents owned by Howmet generally concern particular products, manufacturing equipment or techniques. Howmet’s business as a whole is not, however, materially dependent on any single patent, trade secret or trademark. As a result of product development and technological advancement, the Company continues to pursue patent protection in jurisdictions throughout the world. As of the end of 2021, the Company’s worldwide patent portfolio consists of approximately 943 granted patents and 184 pending patent applications.
The Company also has a significant number of trade secrets, mostly regarding manufacturing processes and material compositions that give many of its businesses important advantages in their markets. The Company continues to strive to improve those processes and generate new material compositions that provide additional benefits. With respect to domestic and international registered trademarks, the Company has many that have significant recognition within the markets that are served. Examples include the name Howmet® metal castings, Huck® fasteners, and Dura-Bright® wheels with easy-clean surface treatments. A significant trademark filing campaign for the names “Howmet” and “Howmet Aerospace” along with its “H” logo was initiated in 2019, in support of the corporate launch of Howmet Aerospace Inc. As of the end of 2021, the Company’s worldwide trademark portfolio consists of approximately 1,562 registered trademarks and 131 pending trademark applications. The Company’s rights under its trademarks are important to the Company as a whole and, to varying degrees, important to each business segment.
Competitive Conditions
The Company’s segments - Engine Products, Fastening Systems, Engineered Structures, and Forged Wheels - are subject to substantial and intense competition in the markets they serve. Although Howmet believes its advanced technology, manufacturing processes and experience provide advantages to Howmet’s customers, such as high quality and superior mechanical properties that meet the Company’s customers’ most stringent requirements, many of the products Howmet makes can be produced by competitors using similar types of manufacturing processes as well as alternative forms of manufacturing. Despite intense competition, Howmet continues as a market leader in most of its principal markets. We believe that factors such as Howmet’s technological expertise, state-of-the-art capabilities, capacity, quality, engaged employees and long-standing customer relationships enable the Company to maintain its competitive position.
Principal competitors include Berkshire Hathaway Inc., through its 2016 acquisition of Precision Castparts Corporation and subsidiaries, for titanium and titanium-based alloys, precision forgings, seamless rolled rings, investment castings, including airfoils, and aerospace fasteners; VSMPO (Russia) for titanium and titanium-based alloys and precision forgings; the High-Performance Materials & Components segment of Allegheny Technologies, Inc. for titanium and titanium-based alloys and precision forgings; Lisi Aerospace (France) for aerospace fasteners; and Aubert & Duval (part of Eramet Group in France) for precision forgings. Other competitors include Doncasters Group Ltd. (UK) and Consolidated Precision Products Corp. (owned by Warburg Pincus and Berkshire Partners) for investment castings; Weber Metals (part of Otto Fuchs) for precision forgings; and Forgital and Frisa (Mexico) for seamless rings.
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
Government Regulations and Environmental Matters
Our operations and activities are global and are subject to various federal, state, local, and foreign laws, rules and regulations, including those relating to the environment. In 2021, compliance with these laws, rules and regulations did not have a material effect on our capital expenditures, results of operations or competitive position. Additionally, we do not currently anticipate material capital expenditures for environmental control facilities in 2022. For a discussion of the risks associated with certain applicable laws and regulations, see “Risk Factors.” Information relating to environmental matters is included in Note V to the Consolidated Financial Statements in Part II, Item 8 under the caption “Environmental Matters.”
Human Capital
To recruit, attract, develop and retain world-class talent, the Company has created a culture that embraces diversity, drives inclusion, and empowers and engages our employees. Our Code of Conduct describes how we lead with integrity and work with one another while supporting our stakeholders. The Company provides competitive wages, benefits and terms of employment.
The Company enables our employees to own their development and create rewarding careers that draw on their aptitudes and support their ambitions. Using a human capital management platform, employees can build a professional profile to share their career aspirations and learn new skills. This platform allows us to align employee goals and growth with the Company’s future business needs so that we can pinpoint potential successor candidates and build their readiness for their future roles. Our talent review process is an ongoing priority and is sponsored and led by our CEO.
We are committed to attracting, developing, and retaining a diverse and inclusive workforce, while providing equal opportunities for all. We have started to use a data-driven approach to track how our employees are progressing through our organization. We seek to identify high performers and support their development into potential future leaders, with a particular focus on providing equitable opportunities to individuals who are members of underrepresented groups. Our Employee Resource Groups continue to be fundamental to building our culture of inclusion. Focusing on Gender, LGBTQ+, African Heritage, Hispanic, Veteran, European and Next Generation, these networks provide colleagues with valuable support and advice, create development opportunities, and provide leadership with feedback that raises awareness of issues and challenges. The Company also provides diversity awareness training and resources regarding implicit bias.
Howmet’s strong health and safety culture empowers our employees and contractors to take personal responsibility for their actions and the safety of their coworkers. This culture is supported by internal policies, standards, rules and procedures that clearly articulate our stringent requirements for working safely in all of our worldwide facilities. The Company embeds annual health and safety goals and objectives into its operating plans to progress against our ultimate goal of zero incidents. We prioritize our risk management processes toward the prevention of fatality and serious injury. For the health and safety of our employees, the Company continues to proactively manage impacts from COVID-19 and maintain protocols around self-assessment of symptoms, hygiene, masks, social distancing and robust implementation of tracing and quarantine protocols.
Employees
Total worldwide employment at the end of 2021 was approximately 19,900 employees in 24 countries.
There are eight collective bargaining agreements in the United States with varying expiration dates. In the United States, the largest collective bargaining agreement is the agreement between Howmet and the United Autoworkers (“UAW”) at our Whitehall, Michigan location. The Whitehall UAW agreement covers approximately 1,300 employees; the current agreement expires on March 31, 2023. In addition to the employees covered by the Whitehall UAW agreement, approximately 1,700 other employees in the United States are also represented by labor unions. On a regional basis, collective bargaining agreements with varying expiration dates cover employees in Europe, North America, South America, and Asia. The Company believes that relations with its employees and any applicable union representatives generally are good.

Executive Officers of the Registrant
The names, ages, positions and areas of responsibility of the executive officers of the Company as of February 14, 2022 are listed below. The Company’s executive officers are elected or appointed to serve until the next annual meeting of the Board of Directors (held in conjunction with the annual meeting of shareholders), except in the case of earlier death, retirement, resignation or removal.
Michael N. Chanatry, 61, Vice President and Chief Commercial Officer. Mr. Chanatry was elected Vice President and Chief Commercial Officer of Howmet effective May 16, 2018. Prior to joining Howmet, from 2015 to April 2018, he was Vice President of Supply Chain for General Electric’s Power Division. Mr. Chanatry served as General Manager of Supply Chain for General Electric Appliances from 2013 to 2015; and General Electric Aviation Systems from 2009 to 2013. Prior to his leadership roles at General Electric Power, General Electric Appliances and General Electric Aviation Systems, Mr. Chanatry held numerous positions within the General Electric Aviation & Aerospace divisions, as well as Lockheed Martin from 1983 to 2009.
Ken Giacobbe, 56, Executive Vice President and Chief Financial Officer. Mr. Giacobbe was elected Executive Vice President and Chief Financial Officer of Howmet effective November 1, 2016. Mr. Giacobbe joined Howmet in 2004 as Vice President of Finance for Global Extruded Products, part of Alcoa Forgings and Extrusions. He then served as Vice President of Finance for the Company’s Building and Construction Systems business from 2008 until 2011. In 2011, he assumed the role of Group Controller for the Engineered Products and Solutions segment. From January 2013 until October 2016, Mr. Giacobbe served as Chief Financial Officer of the Engineered Products and Solutions segment. Before joining Howmet, Mr. Giacobbe held senior finance roles at Avaya and Lucent Technologies.
Lola F. Lin, 47, Executive Vice President, Chief Legal Officer and Secretary. Ms. Lin was elected Executive Vice President, Chief Legal Officer and Secretary of Howmet effective June 28, 2021. Prior to joining Howmet, she served as Senior Vice President and General Counsel of Airgas, Inc. from 2016 to May 2021. Prior to her time at Airgas, Ms. Lin held various legal roles at Air Liquide USA LLC from 2007 to 2016, including as Vice President and Deputy General Counsel. Prior to her roles at Airgas Inc. and Air Liquide, Ms. Lin held roles at Dell Inc., Sutherland Asbill & Brennan LLP and Locke Liddell & Sapp LLP.
Neil E. Marchuk, 64, Executive Vice President and Chief Human Resources Officer. Mr. Marchuk was elected Executive Vice President and Chief Human Resources Officer of Howmet effective March 1, 2019. Prior to joining Howmet, from January 2016 to February 2019, he was Executive Vice President and Chief Human Resources Officer at Adient, an automotive manufacturer. From July 2006 to May 2015, Mr. Marchuk was Executive Vice President of Human Resource at TRW Automotive, and served as TRW’s Vice President, Human Resources from September 2004 to July 2006. Prior to joining TRW, from December 2001 to August 2004, Mr. Marchuk was Director, Corporate Human Resources for E.I. Du Pont De Nemours and Company (“E.I. Du Pont”). From September 1999 to November 2001, Mr. Marchuk was Director, Global HR Delivery for E.I. Du Pont. From February 1999 to August 1999, Mr. Marchuk served E.I. Du Pont as its Global HR Director, Global Services Division.
John C. Plant, 68, Executive Chairman and Chief Executive Officer. Mr. Plant was appointed Howmet’s Chief Executive Officer effective October 14, 2021, and was Co-Chief Executive Officer from April 2020 to October 2021. From February 2019 to April 2020, he was the Chief Executive Officer of Arconic Inc., as the Company was then known prior to its separation. He has served as chairman of Howmet's Board of Directors since October 2017 and as a member of the Board since February 2016. Mr. Plant previously served as Chairman of the Board, President and Chief Executive Officer of TRW Automotive from 2011 to 2015, and as its President and Chief Executive Officer from 2003 to 2011. TRW Automotive was acquired by ZF Friedrichshafen AG in May 2015. Mr. Plant was a co-member of the Chief Executive Office of TRW Inc. from 2001 to 2003 and an Executive Vice President of TRW from the company's 1999 acquisition of Lucas Varity to 2003. Prior to TRW, Mr. Plant was President of Lucas Varity Automotive and managing director of the Electrical and Electronics division from 1991 through 1997.
Barbara L. Shultz, 48, Vice President and Controller. Ms. Shultz was elected Vice President and Controller of Howmet effective May 25, 2021. Ms. Shultz joined Howmet in 2005 and served in numerous financial accounting positions until 2012 when she was appointed Director of Finance for the Company’s Alcoa Wheel and Transportation Products business. She then served as Director of Compliance for the Company’s Engineered Structures business from July 2015 to February 2019, Director of Compliance from February 2019 to June 2020, and Assistant Controller from June 2020 to May 2021. Prior to joining Howmet, Ms. Shultz held several roles at PricewaterhouseCoopers LLP from 1995 to 2005.

Item 1A. Risk Factors.
Howmet’s business, financial condition, and results of operations may be impacted by a number of factors. In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could materially harm the Company’s business, results of operations, financial condition and/or cash flows, including causing its actual results to differ materially from those projected in any forward-looking statements. The following list of risk factors is not all-inclusive or necessarily in order of importance. Additional risks and uncertainties not presently known to Howmet or that Howmet currently deems immaterial may also adversely affect the Company materially in future periods.
Risks Related to Our Business and Operations
Our business, results of operations, financial condition and/or cash flows have been and could continue to be adversely impacted materially by the continued effects of the COVID-19 pandemic.
The COVID-19 pandemic affecting the global community has had and may continue to have a material adverse effect on our business, results of operations, financial condition and/or cash flows, and the nature and extent of the impact over time remain highly uncertain. The impact over time will depend on future developments that are beyond our control, including the duration of the pandemic, the continued severity of the virus, resurgences and emergence of variants of the virus, the efficacy and availability or uptake of vaccines and related drugs, and the actions that may be taken in response to COVID-19, such as vaccine mandates, manufacturing restrictions, labor policies, and travel limitations. The longer the pandemic’s duration, the greater the potential impact on our business and the more heightened the risk of a continuing material adverse effect on our company, business strategies and initiatives.
•Business and operations risks: We continue to monitor COVID-19 guidance and requirements, to determine whether we will need to modify our business practices or take actions as may be required by government authorities or that we determine are in the best interests of our stakeholders, including our continuing focus on the safety and protection of our workforce. If there are restrictions on or disruptions to our business practices, we may be unable to perform fully on our contracts and our operational costs may increase. The COVID-19 pandemic has resulted in increased operational challenges, which have included, and may in the future include, manufacturing site shutdowns and workplace disruptions. We may also face challenges in restoring our production levels if and when COVID-19 abates if we are unable to reinstate our workforce at the levels needed or if our suppliers experience disruptions that impact their ability to provide goods or services to us. As a result of COVID-19 and its negative impact on the aerospace and commercial transportation markets, the possibility exists that a corresponding sustained impact to our operations, financial results and market capitalization may require material impairments of our assets, including, but not limited to, goodwill and other intangible assets, long-lived assets, and right-of-use assets.
•Customer risks: We have limited visibility into future demand due to the disruptions resulting from COVID-19. The significant decrease in air travel, resulting from the COVID-19 pandemic and the measures that governments and private organizations worldwide have implemented in an attempt to contain its spread, has adversely affected, and may continue to adversely affect, airlines and aircraft manufacturers and their respective demand for our and our customers’ products and services. Aircraft manufacturers have reduced, and may continue to reduce, production rates due to fewer expected aircraft deliveries and, as a result, demand for products in the OEM market has significantly decreased. Several of our aerospace customers previously suspended operations at certain production sites, reduced operations and production rates, and/or took cost-cutting actions, including, but not limited to, General Electric Company, Raytheon Technologies Corporation and The Boeing Company, which represented approximately 13%, 9%, and 5%, respectively, of our third-party sales in 2021. Due to reduced air traffic and flight cycles, spares and aftermarket demand has declined and could remain low until air travel levels return. The decrease in domestic and international air travel due to the pandemic has adversely affected demand for narrow-body and wide-body aircraft, respectively. While domestic air travel has increased during the second half of 2021, international travel has not yet begun to recover and the commercial wide-body aircraft market may take longer to recover. In addition, several of our commercial transportation customers have encountered, and may continue to encounter, challenges in their ability to increase production rates to meet demand due to supply chain constraints stemming from the pandemic. Due to the foregoing factors and other cost-cutting measures by our customers, we are experiencing, and expect to continue experiencing, lower demand and volume for our products. In addition, the ongoing COVID-19 pandemic may negatively impact customer contract negotiations, including the ability to negotiate acceptable terms in contract renewal negotiations and our ability to obtain new customers. Ultimately, the demand for our products is driven by the demand for transportation and travel within and between various countries.
•Market, liquidity and credit risks: Financial market dynamics and volatility due to COVID-19 could pose heightened risks to our liquidity, including those discussed below in “—Risks Related to Liquidity and Capital Resources.” If the COVID-19 pandemic continues for a prolonged period, it could adversely affect our financial condition, including with respect to satisfying both required and voluntary pension funding requirements, could result in potential increases in net debt or reductions in EBITDA, and could otherwise negatively affect our ability to achieve our strategic objectives. If the foregoing or other factors negatively impact our ability to comply with the financial covenant in our Five-Year Revolving Credit Agreement (the “Credit Agreement”), our ability to draw under the Credit Agreement would be adversely affected. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding or our ability to refinance certain portions of our indebtedness.
The COVID-19 pandemic may also exacerbate other risks disclosed herein, including, but not limited to, risks related to global economic conditions, competition, loss of customers, costs of supplies, supply chain disruptions, manufacturing difficulties and disruptions, investment returns, our credit profile, our credit ratings, and interest rates. We expect that the longer the period of disruption from COVID-19 continues, the more material the adverse impact will be on our business operations, financial performance, results of operations and/or cash flows.
The markets for Howmet’s products are cyclical and are influenced by a number of factors, including global economic conditions.
Howmet is subject to cyclical fluctuations in global economic conditions and lightweight metals end-use markets. Howmet sells many products to industries that are cyclical, such as the aerospace and commercial transportation industries, and the demand for our products is sensitive to, and quickly impacted by, demand for the finished goods manufactured by our customers in these industries, which may change as a result of changes in regional or worldwide economies, currency exchange rates, energy prices or other factors beyond our control. In particular, Howmet derives a significant portion of our revenue from products sold to the aerospace industry, which is cyclical and reflective of changes in the general economy. The commercial aerospace industry is historically driven by the demand from commercial airlines for new aircraft and spare parts. The U.S. and international commercial aviation industries may face challenges arising from competitive pressures and fuel costs. Demand for commercial aircraft and spare parts is influenced by airline industry profitability, trends in airline passenger traffic, the state of U.S., regional and world economies, the ability of aircraft purchasers to obtain required financing and numerous other factors. The defense aerospace cycle is highly dependent on U.S. and foreign government funding; however, it is also driven by the effects of terrorism, a changing global geopolitical environment, U.S. foreign policy, the retirement of older military aircraft, and technological improvements to new engines and airframes. Further, the demand for Howmet’s commercial transportation products is driven by the number of vehicles produced by commercial transportation manufacturers. Commercial transportation sales and production are affected by many factors, including the age of the vehicle fleet, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, and levels of competition. Howmet is unable to predict the future course of industry variables, the strength of the U.S., regional or global economies, or the effects of government actions. Negative economic conditions, such as a major economic downturn, a prolonged recovery period, or disruptions in the financial markets, could have a material adverse effect on Howmet’s business, financial condition or results of operations.
A material disruption of, or manufacturing difficulties at, Howmet’s manufacturing operations could adversely affect Howmet’s business.
If Howmet’s operations, particularly one of its key manufacturing facilities, were to be disrupted, including because of significant equipment failures, natural disasters, power outages, fires, explosions, terrorism, theft, sabotage, adverse weather conditions, public health crises, labor disputes, labor shortages or other reasons, Howmet may be unable to effectively meet its obligations to, or demand from, its customers. In addition, the manufacture of many of Howmet’s products is a complex process. Manufacturing problems arising from equipment failure or malfunction, inadvertent failure to follow regulatory or customer specifications and procedures, including those related to quality or safety, and problems with raw materials could have an adverse impact on the Company’s ability to fulfill orders or meet product quality or performance requirements, which may result in negative publicity and damage to our reputation, adversely impacting product demand and customer relationships. Interruptions in production capability could increase Howmet’s costs and reduce its sales, including causing the Company to incur costs for premium freight, make substantial capital expenditures, or purchase alternative material at higher costs to fulfill customer orders. Additionally, a delivery delay by us due to production interruptions could subject us to liability from customer claims that such delay resulted in losses to the customer. Furthermore, product manufacturing or performance issues could result in recalls, customer penalties, contract cancellation and product liability exposure in addition to a material adverse effect on our business, financial condition or results of operations. Because of approval, license and qualification requirements applicable to manufacturers and/or their suppliers, sources of alternatives to mitigate manufacturing disruptions may not be readily available to Howmet or its customers.
Howmet is dependent on a limited number of suppliers for materials and services essential to our operations, including raw materials, and supply chain disruptions could have a material adverse effect on our business.
Howmet has supply arrangements with suppliers for various materials and services, including raw materials. We maintain annual or long-term contracts for a majority of our supply requirements, and for the remainder we depend on spot purchases. There can be no assurance that we will be able to renew, or obtain replacements for, any of our long-term contracts when they expire on terms that are as favorable as our existing agreements, or at all. Supply constraints could impact our production or force us to purchase materials and other supplies from alternative sources, which may not be available in sufficient quantities or on terms that are favorable to us. Howmet could also have exposure if a key supplier is unable to deliver sufficient quantities of a necessary material on a timely basis. The availability and costs of certain raw materials necessary for the production of Howmet’s products may be influenced by private or government entities, including as a result of changes in geopolitical conditions or regulatory requirements, labor relations between the producers and their work forces, and unstable governments in exporting nations. Any of the foregoing supply chain disruptions or those due to capacity constraints, trade barriers, labor shortages, business continuity, quality, cyberattacks, transportation, delivery or logistics challenges, weather, natural disaster, or pandemic events could adversely affect Howmet’s business, results of operations or financial condition.
Howmet’s business could be adversely affected by increases in raw material, manufacturing and operating costs due to inflation and other market forces or governmental constraints.
Howmet may be adversely affected by raw material, freight, energy, labor and other manufacturing and operating cost increases. The costs of certain raw materials (including, but not limited to, nickel, titanium, aluminum, cobalt, and rhenium) necessary for the manufacture of Howmet’s products and other manufacturing and operating costs may be influenced by inflation, market forces of supply and demand, shortages, export limits, sanctions, new or increased import duties, and countervailing or anti-dumping duties. While we generally attempt to pass along higher raw material costs to our customers through contractual agreements in the form of price increases, there can be a delay between an increase in our raw material costs and our ability to increase the prices of our products. Additionally, we may not be able to increase the prices of our products due to competitive pricing pressure and other factors. If the Company is unable to offset significant cost increases through customer price increases, productivity improvements, cost reduction or other programs, Howmet’s business, operating results or financial condition could be materially adversely affected.
Howmet’s business depends, in part, on its ability to successfully meet increased program demand, production targets and commitments.
Howmet is currently under contract to supply components for a number of new and existing commercial, general aviation, military aircraft and aircraft engine programs. Many of these contracts contemplate production increases over the next several years. If Howmet fails to meet production targets and commitments, or encounters difficulty or unexpected costs in meeting such levels, it could have a material adverse effect on the Company’s business, operating results or financial condition. Similarly, to the extent demand for our products increases rapidly and significantly in future periods, whether as a result of general market conditions, the end of the COVID-19 pandemic or otherwise, we may not be able to ramp up production quickly enough to meet the demand. We may also face difficulties in competing for and recruiting qualified employees. These difficulties could result in significant delivery delays that could damage Howmet’s reputation and adversely affect our business, financial condition, results of operations or competitive position.
Failure to attract and retain a skilled global workforce or to provide adequate succession planning for key personnel could adversely affect Howmet’s operations and competitiveness.
Howmet’s global operations require skilled personnel with relevant industry and technical experience. Shortages in certain skills, in areas such as engineering, manufacturing and technology, and other labor market inadequacies have created more competition for talent. A sustained labor shortage, lack of skilled labor, increased turnover, labor inflation, or increase in general labor costs, whether caused by COVID-19 or as a result of general macroeconomic factors, could lead to higher labor, recruiting or training costs to attract and retain personnel. In addition, the Company’s headcount reductions to align our operations with reduced demand due to COVID-19 could make it difficult to refill the eliminated positions as business recovers. If the Company fails to attract, develop and retain a global workforce with the skills and in the locations we need to operate and grow our business, our operations could be adversely impacted. Furthermore, the continuity of key personnel and the preservation of institutional knowledge are vital to the success of the Company’s growth and business strategy. The loss of key members of management could significantly harm Howmet’s business, and any unplanned turnover or failure to develop adequate succession plans for key positions could deplete the Company’s institutional knowledge base, result in loss of technical or other expertise, delay or impede the execution of the Company’s business plans and erode Howmet’s competitiveness.
Howmet could be adversely affected by the loss of key customers or significant changes in the business or financial condition of its customers.
Howmet has long-term contracts with a significant number of its customers, some of which are subject to renewal, renegotiation or re-pricing at periodic intervals or upon changes in competitive supply conditions. Howmet’s failure to successfully renew, renegotiate or favorably re-price such agreements, or a material deterioration in or termination of these customer relationships, could result in a reduction or loss in customer purchase volume or revenue. Additionally, a significant downturn or deterioration in the business or financial condition or loss of a key customer supplied by Howmet could adversely affect Howmet’s financial results. Howmet’s customers may experience delays in the launch of new products, labor strikes, diminished liquidity or credit unavailability, weak demand for their products, or other difficulties in their businesses. For example, our sales could continue to be negatively affected by the residual impacts of the Boeing 737 MAX grounding in 2019, as well as Boeing’s pause in deliveries of its 787 aircraft since May 2021 that has resulted in Boeing’s significantly reduced 787 production rates. Howmet’s customers may also change their business strategies or modify their business relationships with Howmet, including to reduce the amount of Howmet’s products they purchase, to switch to alternative suppliers, or to enter into the markets themselves to compete with Howmet. If Howmet’s customers reduce, terminate or delay purchases from Howmet due to the foregoing factors or otherwise and Howmet is unsuccessful in enforcing its contract rights or replacing such business in whole or in part or replaces it with less profitable business, our financial condition and results of operations may be adversely affected.
Howmet’s products are used in a variety of military applications, including military aircraft. Although many of the military programs in which Howmet participates extend several years, changes in military strategy, policy and priorities, or reductions in defense spending, may affect current and future funding of these programs and could reduce the demand for Howmet’s products, which could adversely affect Howmet’s business, financial condition or results of operations.
Information technology system failures, cyberattacks and security breaches may threaten the integrity of Howmet’s intellectual property and other sensitive information, disrupt its business operations, and result in reputational harm and other negative consequences having a material adverse effect on its financial condition and results of operations.
Howmet’s information technology systems could be subject to damage or interruption from power outages; computer network and telecommunications failures; computer viruses; catastrophic events, such as fires, floods, earthquakes, tornadoes, hurricanes, acts of war or terrorism; and usage errors by employees. If Howmet’s information technology systems are damaged or cease to function properly, the Company may have to make a significant investment to fix or replace them, and Howmet may suffer loss of critical data and interruptions or delays in its operations. Any material disruption in the Company’s information technology systems, or delays or difficulties in implementing or integrating new systems or enhancing current systems, could have an adverse effect on Howmet’s business, financial condition or results of operations.
Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyberattacks pose a risk to the security of our and our customers’, suppliers’ and third-party service providers’ products, systems and networks, and the confidentiality, availability and integrity of our data. The Company believes that it faces threats of cyberattacks due to the industries it serves, the locations of its operations, and its technological innovations. The Company has experienced cybersecurity attacks in the past, including breaches of its information technology systems in which information was taken, and may experience them in the future, potentially with more frequency or sophistication. Although past attacks have not resulted in known losses of any critical data or had a material impact on Howmet’s financial condition or results of operations, the scope and impact of any future incident cannot be predicted. While the Company continually works to safeguard its systems and mitigate potential risks, there is no assurance that such actions will be sufficient to prevent cyberattacks or security breaches that manipulate or improperly use the Company’s systems or networks, compromise confidential or otherwise protected information, destroy or corrupt data, block access to its systems, or otherwise disrupt its operations. The occurrence of such events could negatively impact Howmet’s reputation and its competitive position and could result in litigation with third parties, regulatory action, loss of business, potential liability and increased remediation costs, any of which could have a material adverse effect on its financial condition and results of operations.
Howmet faces significant competition, which may have an adverse effect on profitability.
As discussed in “Competitive Conditions” in Part I, Item 1 (Business) of this report, the markets for Howmet’s products are highly competitive. Howmet’s competitors include a variety of both U.S. and non-U.S. companies in our product markets, which could include existing customers. New entrants in our markets, new product offerings, new and/or emerging technologies in the marketplace, or new facilities may compete with or replace Howmet products. The willingness of customers to accept alternate solutions for the products sold by Howmet, the ability of large customers to exert leverage in the marketplace to affect the pricing for Howmet’s products, and technological advancements or other developments by or affecting Howmet’s competitors or customers could adversely affect Howmet’s business, financial condition or results of operations.
In addition, Howmet may face increased competition due to industry consolidation. As companies attempt to strengthen or maintain their market positions, companies could be acquired or merged. Companies that are strategic partners in some areas of Howmet’s business may acquire or form alliances with Howmet’s competitors, thereby reducing their business with Howmet. Industry consolidation may result in stronger competitors who are better able to obtain favorable terms from suppliers or who are better able to compete as sole-source vendors for customers. Consolidation within Howmet’s customer base may result in customers who are better able to command increased leverage in negotiating prices and other terms of sale, which could adversely affect Howmet’s profitability. Consolidation within Howmet’s customer base may also lead to reduced demand for Howmet’s products if a combined entity replaces Howmet’s products with those of Howmet’s competitors with which it has prior relationships. The result of these developments could have a material adverse effect on Howmet’s business, operating results and financial condition.

Howmet’s competitive position and future performance depends, in part, on the Company’s ability to develop and innovate products, deploy technology initiatives and implement advanced manufacturing technologies. While Howmet intends to continue to develop innovative new products and services, it may not be able to successfully differentiate its products or services from those of its competitors or achieve and maintain technological advantages.
Risks Related to Liquidity and Capital Resources
A decline in Howmet’s financial performance or outlook could negatively impact its credit profile, its access to capital markets and its borrowing costs.
A decline in the Company’s financial performance or outlook due to internal or external factors, such as macroeconomic conditions, a deterioration in the Company’s financial metrics or a contraction in the Company’s liquidity, could adversely affect the Company’s credit ratings and its access to the capital or credit markets on terms and conditions that the Company finds acceptable. A downgrade of Howmet’s credit ratings could result in negative consequences, including limiting its ability to obtain future financing on favorable terms, if at all, increasing borrowing costs and credit facility fees, triggering collateral postings, and adversely affecting the market price of Howmet securities. For information on our credit ratings, see "Liquidity and Capital Resources" in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations). Limitations on Howmet’s ability to access global capital markets, a reduction in Howmet’s liquidity or an increase in borrowing costs could materially and adversely affect Howmet’s ability to maintain or grow its business, which in turn may adversely affect its financial condition, liquidity and results of operations.
Howmet’s business and growth prospects may be negatively impacted by limits in its capital expenditures.
Howmet may require substantial capital to invest in growth opportunities and to maintain and prolong the life and capacity of its existing facilities. Insufficient cash generation may negatively impact Howmet’s ability to fund its planned sustaining and return-seeking capital projects, which could adversely affect the long-term value of the Company’s business and its competitiveness.
An adverse decline in the liability discount rate, lower-than-expected investment return on pension assets and other factors could adversely affect Howmet’s results of operations or amount of pension funding contributions in future periods.
Howmet’s results of operations may be negatively affected by the amount of expense Howmet records for its pension and other postretirement benefit plans, by reductions in the fair value of plan assets and by other factors. Howmet calculates income or expense for its plans using actuarial valuations in accordance with accounting principles generally accepted in the United States of America ("GAAP"). These valuations reflect assumptions about financial market and other economic conditions, which may change based on changes in key economic indicators. The most significant year-end assumptions used by Howmet to estimate pension or other postretirement benefit income or expense for the following year are the discount rate applied to plan liabilities and the expected long-term rate of return on plan assets. In addition, Howmet is required to make an annual measurement of plan assets and liabilities, which may result in a significant charge to shareholders’ equity. For a discussion regarding how Howmet’s financial statements can be affected by pension and other postretirement benefits accounting policies, see “Critical Accounting Policies and Estimates—Pension and Other Postretirement Benefits” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Note H to the Consolidated Financial Statements in Part II, Item 8.
Adverse capital market conditions could result in reductions in the fair value of plan assets and increase the Company’s liabilities related to such plans. Additionally, unpredictable future declines in the discount rate or lower-than-expected investment returns on plan assets could lead to a decline in the plans’ funded status and result in higher than expected pension contributions. The foregoing factors may adversely affect the Company’s financial condition, liquidity and results of operations.
Dividends and share repurchases fall within the discretion of our Board of Directors, depend on a number of factors, and are subject to limits under the Company’s Credit Agreement.
Share repurchases and the declaration of dividends fall within the discretion of Howmet’s Board of Directors, and the Board’s decision regarding such matters depends on many factors, including Howmet’s financial condition, earnings, capital requirements, debt service obligations, covenants associated with certain of the Company’s debt obligations, industry practice, legal requirements, regulatory constraints and other factors that the Board deems relevant. In addition, under the Credit Agreement, during the year ending December 31, 2022 (unless the Company ends this period earlier in accordance with the agreement or otherwise), common stock dividends and share repurchases are permitted only if no borrowings are outstanding under the Credit Agreement and are limited to an aggregate amount of $500 million. The Company previously suspended dividends in April 2020 to preserve cash and provide flexibility in light of the impact of the COVID-19 pandemic but resumed dividend payments in the third quarter of 2021. There can be no assurance that the Company will declare dividends or repurchase stock in the future in any particular amounts, or at all.

Risks Related to Legal and Regulatory Matters
Product liability, product safety, personal injury, property damage, and recall claims and investigations may materially affect Howmet’s financial condition and damage its reputation.
The manufacture and sale of our products expose Howmet to potential product liability, personal injury, property damage and related claims. In the event that a Howmet product fails to perform as expected, regardless of fault, or is used in an unexpected manner, and such failure or use results in, or is alleged to result in, bodily injury and/or property damage or other losses, Howmet may be subject to product liability lawsuits and other claims, or may participate in a recall or other corrective action involving such product. In addition, if a Howmet product is perceived to be defective or unsafe, Howmet’s sales could decrease, its reputation could be adversely impacted and Howmet could be exposed to government investigations or regulatory enforcement actions. An adverse outcome in one or more of these proceedings or investigations could also have a material adverse effect on Howmet’s business, financial condition or profitability; result in substantial monetary damages and/or non-monetary penalties; result in loss of customers; and require changes to our products or business operations.
Our business may be adversely affected if we fail to comply with government contracting regulations.
We derive a portion of our revenue from sales to U.S. and foreign governments and their respective agencies. Such contracts are subject to various procurement laws and regulations and contract provisions relating to their formation, administration and performance. New laws and regulations or changes to existing ones (including, but not limited to, those related to subcontracting, cybersecurity and specialty metals) can increase our risks and/or costs. Failure to comply with these laws, regulations or provisions in our government contracts could result in the imposition of various civil and criminal penalties, termination of contracts, forfeiture of profits, suspension of payments, increased pricing pressure or suspension from future government contracting. If our government contracts are terminated, if we are suspended from government work, or if our ability to compete for new contracts is adversely affected, our financial condition and results of operation could be adversely affected.
Howmet’s global operations expose Howmet to risks that could adversely affect its business, financial condition, results of operations, cash flows or the market price of its securities.
Howmet has operations or activities in numerous countries and regions outside the United States, including Europe, Canada, Mexico, China, and Japan. As a result, Howmet’s global operations are affected by economic, political, legal (such as laws regulating international trade), and other conditions in the United States and foreign countries in which Howmet does business, including (i) economic and commercial instability risks, including changes in local government laws, regulations and policies, such as those related to tariffs, sanctions and trade barriers, taxation, exchange controls, employment regulations and repatriation of assets or earnings; (ii) geopolitical risks such as political instability, civil unrest, expropriation, nationalization of properties by a government, imposition of sanctions, and renegotiation or nullification of existing agreements; (iii) war, terrorist activities, kidnapping of personnel or other dangerous conditions; (iv) compliance with applicable U.S. and foreign laws, including antitrust and competition regulations, the Foreign Corrupt Practices Act and other anti-bribery and corruption laws, and laws concerning trade, including the International Traffic in Arms Regulations, the Export Administration Regulations, and the sanctions, regulations and embargoes administered by the U.S. Department of Treasury’s Office of Foreign Assets Control; (v) aggressive, selective or lax enforcement of laws and regulations by foreign governmental authorities; (vi) exposure to fluctuations in foreign currency exchange rates and interest rates, as well as inflation, economic factors, and currency controls in the countries in which it operates; and (vii) imposition of currency controls. Howmet faces risks arising from the imposition of cash repatriation restrictions and exchange controls in certain countries in which it operates, including China. Cash repatriation restrictions and exchange controls may limit the Company’s ability to convert foreign currencies into U.S. dollars or to remit dividends and other payments by Howmet’s foreign subsidiaries or businesses located in or conducted within a country imposing restrictions or controls. Should the Company need to fund its operations using cash from countries where there are restrictions or controls in place, it may be unable to do so on a timely basis and/or without incurring substantial costs. Although the effect of any of the foregoing factors is difficult to predict, any one or more of them could adversely affect Howmet’s business, financial condition, or results of operations.
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
Howmet is also subject to a variety of global legal and regulatory compliance risks in connection with its business and products. These risks include, among other things, potential claims or compliance issues, including those relating to securities laws, intellectual property rights, insurance, commercial matters, antitrust and competition, human rights, third-party relationships, supply chain operations and the manufacture and sale of products. Howmet could be subject to fines, penalties, damages or suspension, or debarment from government contracts. A future adverse ruling or settlement or unfavorable changes in laws, regulations or policies, or other contingencies that the Company cannot predict with certainty, could have a material adverse effect on the Company’s financial condition, results of operations or cash flows in a particular period, and could require substantial attention from management and result in significant legal expenses. For additional information regarding the legal proceedings involving the Company, see Note V to the Consolidated Financial Statements in Part II, Item 8.
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
The regulatory environment surrounding information security and privacy is increasingly demanding, with frequent imposition of new and changing requirements. For example, the European Union’s General Data Protection Regulation (“GDPR”), which became effective in May 2018 and was recently updated, imposed significant new requirements on how companies process and transfer personal data, as well as significant fines for non-compliance. Compliance with changes in privacy and information security laws and standards may result in significant expense due to increased investment in technology and the development of new operational processes, which could have a material adverse effect on Howmet’s financial condition and results of operations. In addition, the payment of potentially significant fines or penalties in the event of a breach of the GDPR or other privacy and information security laws, as well as the negative publicity associated with such a breach, could damage the Company’s reputation.
Labor disputes and other employee relations issues could adversely affect Howmet’s business, financial condition or results of operations.
A significant portion of Howmet’s employees are represented by labor unions in a number of countries under various collective bargaining agreements with varying durations and expiration dates. For more information, see “Employees” in Part I, Item 1 (Business) of this report. Howmet may not be able to renegotiate satisfactorily collective bargaining agreements in the United States and other countries when they expire. In addition, existing collective bargaining agreements may not prevent a strike or work stoppage at Howmet’s facilities in the future. Howmet may also be subject to general country strikes or work stoppages unrelated to its business or collective bargaining agreements. Any such work stoppages (or potential work stoppages) could have a material adverse effect on Howmet’s business, financial condition or results of operations.
Failure to comply with domestic or international employment and related laws could result in penalties or costs that could have a material adverse effect on Howmet’s business results.
Howmet is subject to a variety of domestic and foreign employment laws, such as the Fair Labor Standards Act (which governs such matters as minimum wages, overtime and recordkeeping), state and local wage laws, the Employee Retirement Income Security Act (“ERISA”), and regulations related to safety, discrimination, organizing, whistle-blowing, classification of employees, privacy, citizenship requirements, and healthcare insurance mandates. Class action lawsuits can result from alleged violations of state employment laws. Allegations that Howmet has violated such laws or regulations could damage the Company’s reputation and lead to fines from or settlements with federal, state or foreign regulatory authorities or damages payable to former employees, which could have a material adverse impact on Howmet’s business, results of operation and financial condition.
Howmet is exposed to environmental, health and safety risks and is subject to a broad range of health, safety and environmental laws and regulations which may result in substantial costs and liabilities.
Howmet’s operations worldwide are subject to numerous complex and increasingly stringent health, safety and environmental laws and regulations. The costs of complying with such laws and regulations, as well as participation in assessments and cleanups of sites, and internal voluntary programs, have been, and in the future could be, significant. Environmental matters for which Howmet may be liable may arise in the future at its present sites, at sites owned or operated by its predecessors or affiliates, at sites that it may acquire in the future, or at third-party sites used by Howmet, its predecessors or affiliates for material and waste handling and disposal. Compliance with health, safety and environmental laws and regulations, including remediation obligations, may impact Howmet’s results of operations or liquidity in a particular period.
In addition, the industrial activities conducted at Howmet’s facilities present a significant risk of injury or death to our employees or third parties that may be on site. Our operations are subject to regulation by various federal, state and local agencies in the United States and regulation by foreign government entities abroad responsible for employee health and safety, including the Occupational Safety and Health Administration. Material liabilities relating to injury, death or other workers’ compensation claims could have a material adverse effect on our results of operations and financial condition or result in negative publicity and/or significant reputational harm.
Howmet may be affected by global climate change or by legal and regulatory responses to such change.
Increased concern over climate change has led to new and proposed legislative and regulatory initiatives, such as cap-and-trade systems, additional limits on emissions of greenhouse gases, and Corporate Average Fuel Economy (“CAFE”) standards in the United States. New or revised laws and regulations in this area could directly and indirectly affect Howmet and its customers and suppliers, including by increasing the costs of production or impacting demand for certain products, which could result in an adverse effect on our financial condition, results of operations and cash flows. Additionally, Howmet utilizes natural gas, electricity and other fuels to operate its facilities. Significant increased energy costs, including as a result of new laws, such as carbon pricing or product energy efficiency requirements, could be passed along to the Company and its customers and suppliers. Compliance with any new or more stringent laws or regulations, or stricter interpretations of existing laws, could require additional expenditures by the Company or its customers or suppliers.
Physical risks associated with climate change may result in an increase of the exposure to, and impact of, events with damage due to flooding, extreme winds and extreme precipitation for Howmet locations, suppliers or customers. Prolonged periods of drought may result in wildfires, which may have an adverse effect on production capacity of Howmet sites, suppliers and customers. These types of incidents could have a material adverse effect on our results of operations and financial condition.
With respect to the various transaction agreements that the Company entered into with Arconic Corporation and with Alcoa Corporation in connection with its separation transactions, if the counterparties fail to meet their obligations under such agreements or if we are required to pay under certain indemnification obligations, our business, results of operations and financial condition may be materially adversely affected.
In connection with the Arconic Inc. Separation Transaction and the Alcoa Inc. Separation Transaction, we entered into various agreements with Arconic Corporation and Alcoa Corporation, respectively, including separation and distribution agreements, tax matters agreements, employee matters agreements, intellectual property license agreements, and metal supply agreements. We rely on Arconic Corporation and Alcoa Corporation to satisfy their performance and payment obligations under these agreements. If either Arconic Corporation or Alcoa Corporation is unable or unwilling to satisfy its obligations under its applicable agreements, we could incur operational difficulties and/or material losses.
Pursuant to the Separation and Distribution Agreement, dated as of October 31, 2016, and certain other agreements between us and Alcoa Corporation, Alcoa Corporation agreed to indemnify us for certain liabilities, and we agreed to indemnify Alcoa Corporation for certain liabilities. Pursuant to the Separation and Distribution Agreement, dated as of March 31, 2020, and certain other agreements between us and Arconic Corporation, Arconic Corporation agreed to indemnify us for certain liabilities, and we agreed to indemnify Arconic Corporation for certain liabilities. Indemnities that we may be required to provide Alcoa Corporation and Arconic Corporation are not subject to any cap, may be significant and could negatively impact our business. Third parties could also seek to hold us responsible for any of the liabilities that Alcoa Corporation or Arconic Corporation, as applicable, agreed to retain. Any amounts we are required to pay pursuant to these indemnification obligations and other liabilities could require us to divert cash that would otherwise have been used in furtherance of the Company’s operations. Further, Alcoa Corporation or Arconic Corporation, as applicable, may not be able to fully satisfy its indemnification obligations. Moreover, even if we ultimately succeed in recovering from Alcoa Corporation or Arconic Corporation, as applicable, any amounts for which we are held liable, we may be temporarily required to bear such losses. Each of these risks could negatively affect our business, results of operations and financial condition.

The Arconic Inc. Separation Transaction could result in substantial tax liability.
It was a condition to the distribution of all outstanding shares of Arconic Corporation common stock to the Company’s stockholders (the “Distribution of Arconic”), which effected the Arconic Inc. Separation Transaction, that we receive an opinion of our outside counsel, satisfactory to our Board of Directors, regarding the qualification of the distribution, together with certain related transactions, as a “reorganization” within the meaning of Sections 355 and 368(a)(1)(D) of the Internal Revenue Code of 1986, as amended (the “Code”). This condition was satisfied prior to the Distribution of Arconic. However, the opinion of counsel was based upon and relied on, among other things, various facts and assumptions, as well as certain representations, statements and undertakings by us and Arconic Corporation, including those relating to the past and future conduct by us and Arconic Corporation. If any of these facts, assumptions, representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if we or Arconic Corporation breach any of our representations or covenants contained in the separation agreement and certain other agreements and documents or in any documents relating to the opinion of counsel, the opinion of counsel may be invalid and the conclusions reached therein could be jeopardized.
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

General Risks
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
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
Howmet’s principal office and corporate center is located at 201 Isabella Street, Suite 200, Pittsburgh, Pennsylvania 15212-5872.
Howmet leases some of its facilities; however, it is the opinion of management that the leases do not materially affect the continued use of the properties or the properties’ values.
Howmet believes that its facilities are suitable and adequate for its operations. Although no title examination of properties owned by Howmet has been made for the purpose of this report, the Company knows of no material defects in title to any such properties. See Note A and Note O to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
Howmet has active plants and holdings in various geographic areas. See the table regarding the Company's principal facilities in Part I, Item 1. (Business).
Item 3. Legal Proceedings.
In the ordinary course of its business, Howmet is involved in a number of lawsuits and claims, both actual and potential. For a discussion of legal proceedings, see Note V to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
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
The number of holders of record of common stock was 10,278 as of February 11, 2022.

Stock Performance Graph
The following graph compares the most recent five-year performance of the Company’s common stock with (1) the Standard & Poor’s (S&P) 500® Index, (2) the S&P 500® Industrials Index, a group of 73 companies categorized by Standard & Poor’s as active in the “industrials” market sector, and (3) the S&P Aerospace & Defense Index, which comprises General Dynamics Corporation, Howmet Aerospace Inc., Huntington Ingalls Industries, L3Harris Technologies, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Technologies Corporation, Textron Inc., The Boeing Company, and Transdigm Group Inc.
The graph assumes, in each case, an initial investment of $100 on December 31, 2016, and the reinvestment of dividends. The historical prices of the Company presented in the graph and table have been adjusted to reflect the impact of the April 2020 Arconic Inc. Separation Transaction. Because the starting point of the graph is December 31, 2016, the effect of the November 2016 Alcoa Inc. Separation Transaction is already reflected in the Company’s stock price on December 31, 2016. The graph, table and related information shall not be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into future filings under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

Cumulative Total Return
Based upon an initial investment of $100 at December 31, 2016 with dividends reinvested
250
200
150
100
50
0
Index Value
12/2016
12/2017
12/2018
12/2019
12/2020
12/2021
Period Ending
Howmet Aerospace Inc.
S&P 500 Index
S&P 500 Industrials Index
S&P Aerospace & Defense Index

As of December 31,	2016	2017	2018	2019	2020	2021
Howmet Aerospace Inc.	$100.00	$148.79	$93.41	$171.78	$208.04	$232.32
S&P 500® Index	100.00	121.83	116.49	153.17	181.35	233.41
S&P 500® Industrials Index	100.00	121.03	104.95	135.77	150.79	182.63
S&P Aerospace & Defense Index	100.00	141.38	129.97	169.39	142.18	160.98

Issuer Purchases of Equity Securities
The following table presents information with respect to the Company’s open-market repurchases of its common stock during the quarter ended December 31, 2021:

	(in millions except share and per-share amounts)
Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
October 1 - October 31, 2021	879,307	$30.71	879,307	$1,525
November 1 - November 30, 2021	2,336,733	$30.79	2,336,733	$1,453
December 1 - December 31, 2021	3,546,041	$29.91	3,546,041	$1,347
Total for quarter ended December 31, 2021	6,762,081	$30.32	6,762,081
(1)Excludes commissions cost.
(2)On August 18, 2021, the Company announced that its Board of Directors authorized a share repurchase program of up to $1,500 million of the Company's outstanding common stock. The Board had previously authorized, in May 2019, a share repurchase program of up to $500 million, of which approximately $52 million Board authorization remained available as of September 31, 2021. After giving effect to the share repurchases made through the fourth quarter of 2021, approximately $1,347 million Board authorization remained available as of January 1, 2022. Under the Company’s share repurchase programs (the “Share Repurchase Programs”), the Company may repurchase shares by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements or other derivative transactions. There is no stated expiration for the Share Repurchase Programs. Under its Share Repurchase Programs, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations, including limits under the Company’s Five-Year Revolving Credit Agreement (see Note R to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for reference). The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the Share Repurchase Programs may be suspended, modified or terminated at any time without prior notice.

Item 6. Selected Financial Data.
Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(dollars in millions, except share and per-share amounts)
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and notes thereto included in Part II, Item 8 (Financial Statements and Supplementary Data) of this Form 10-K.
Overview
Our Business
Howmet is a global leader in lightweight metals engineering and manufacturing. Howmet’s innovative, multi-material products, which include nickel, titanium, aluminum, and cobalt, are used worldwide in the aerospace (commercial and defense), commercial transportation, and industrial and other markets.
Howmet is a global company operating in 20 countries. Based upon the country where the point of shipment occurred, the United States and Europe generated 68% and 22%, respectively, of Howmet’s sales in 2021. In addition, Howmet has operating activities in numerous countries and regions outside the United States and Europe, including Canada, Mexico, China and Japan. Governmental policies, laws and regulations, and other economic factors, including inflation and fluctuations in foreign currency exchange rates and interest rates, affect the results of operations in countries with such activities.
Management Review of 2021 and Outlook
In 2021, Sales decreased 5% over 2020 primarily as a result of lower sales volumes in the commercial aerospace market driven by the impact of COVID-19 and Boeing 787 production declines, and lower sales volumes in the defense aerospace market, partially offset by growth in the commercial transportation and industrial gas turbine markets as well as favorable product pricing of $97. Price increases are in excess of material and inflationary pass through to our customers.
Segment operating profit increased 6% from 2020 due to favorable sales volumes in the commercial transportation and industrial gas turbine markets, cost reductions, and favorable product pricing, partially offset by lower sales volumes in the commercial aerospace market driven by the impact of COVID-19 and Boeing 787 production declines and lower sales volumes in the defense aerospace market.
Effective October 14, 2021, John C. Plant assumed the position of sole Chief Executive Officer and continued in his role as Executive Chairman of the Board of Directors. Tolga Oal, the Company’s prior Co-Chief Executive Officer, departed the Company and also stepped down from the Board, each effective as of October 14, 2021. The Company has aligned its operations consistent with how the Chief Executive Officer assesses operating performance and allocates capital, which remain unchanged since the Arconic Inc. Separation Transaction (see Note C to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K).
Management continued its focus on liquidity and cash flows as well as improving its operating performance through cost reductions, streamlined organizational structures, margin enhancement, and profitable revenue generation. Management has also continued its intensified focus on capital efficiency. Management’s focus and the related results enabled Howmet to end 2021 with a solid financial position.
The following financial information reflects certain key highlights of Howmet’s 2021 results:
•Sales of $4,972, a decrease of 5% from 2020, with significant reductions in sales in commercial aerospace driven by COVID-19 and Boeing 787 production declines;
•Net income from continuing operations of $258, or $0.59 per diluted share;
•Income from continuing operations before income taxes of $324, an increase of $153, or 89%, from 2020;
•Total segment operating profit of $939, an increase of $49, or 6%, from 2020(1);
•Cash provided from operations of $449; cash used for financing activities of $1,444; and cash provided from investing activities of $107;
•Purchased approximately 13 million shares of Common Stock under the Share Repurchase Programs for approximately $430;
•Cash on hand and restricted cash at the end of the year of $722;
•Total debt of $4,232, a decrease of $843 from 2020, reflecting redemptions or repurchases, as applicable, of $361, $476, $600, and $100 of the 5.400% Notes due 2021 (the “5.400% Notes”), the 5.870% Notes due 2022 (the “5.870% Notes”), the 6.875% Notes due 2025 (the “6.875% Notes”), and the 5.125% Notes due 2024 (the “5.125% Notes”), respectively, during 2021, partially offset by issuance of $700 of the 3.000% Notes due 2029 during 2021; and

•The Company’s common stock had a closing price of $31.38 per share at December 31, 2021, an increase of $18.63 per share, or 141%, since the Arconic Inc. Separation Transaction on April 1, 2020, compared to an increase of 93% and 51% for the S&P 500® Index and S&P Aerospace & Defense Index, respectively, over the same period.
(1) See below in Results of Operations for the reconciliation of Total segment operating profit to Income from continuing operations before income taxes.
In 2022, management projects sales to increase as we expect robust growth in most of the Company’s key markets, and the Company’s strong position in those markets is expected to continue. The Company expects higher metal costs to also contribute to increased sales in 2022. Earnings per share is expected to grow as management continues to focus on operational performance. Cash provided from operations is expected to increase for the full year in 2022 compared with 2021, resulting from a continued focus on operating performance and on capital efficiency. Capital expenditures are expected to be less than depreciation and amortization.
Results of Operations
Earnings Summary
Sales. Sales for 2021 were $4,972 compared with $5,259 in 2020, a decrease of $287, or 5%. The decrease was primarily due to lower sales volumes in the commercial aerospace market driven by the impact of COVID-19 and Boeing 787 production declines and lower sales volumes in the defense aerospace market, partially offset by growth in the commercial transportation and industrial gas turbine markets as well as favorable product pricing of $97. Price increases are in excess of material and inflationary pass through to our customers.
Sales for 2020 were $5,259 compared with $7,098 in 2019, a decrease of $1,839, or 26%. The decrease was primarily a result of lower sales volumes in the commercial aerospace and commercial transportation markets driven by the impacts of COVID-19 and Boeing 737 MAX (“737 MAX”) and Boeing 787 production declines along with a decrease in sales of $116 due to the divestiture of the forgings business in the U.K. in December 2019, all partially offset by growth in the defense aerospace and industrial gas turbine markets and favorable product pricing.
Cost of goods sold (“COGS”). COGS as a percentage of Sales was 72.3% in 2021 compared with 73.7% in 2020. The decrease was primarily due to structural cost reductions and favorable product pricing. In 2019, the Company sustained a fire at a Fastening Systems plant in France (“France Plant Fire”). Additionally, a fire occurred at a Forged Wheels plant in Barberton, Ohio in mid-February 2020 (“Barberton Plant Fire”). The Company submitted insurance claims related to these plant fires and received partial settlements of $32 in 2021 compared to $39 in 2020, which were in excess of the insurance deductible. In 2021, the Company recorded charges of $28 related to plant fires compared to $41 in 2020. The downtime in 2021 and 2020 reduced production levels and affected productivity at the plants. The Company anticipates additional charges related to these plant fires of approximately $5 to $15 in 2022.
COGS as a percentage of Sales was 73.7% in 2020 compared with 73.5% in 2019. The increase was primarily due to the impact of COVID-19 and lower sales volumes, partially offset by net cost savings, favorable product pricing, intentional product exits, and the impairment of energy business assets of $10 in the second quarter of 2019. The Company submitted insurance claims related to the France Plant Fire and the Barberton Plant Fire, and received partial settlements of $39 in 2020 compared to $25 in 2019, which were in excess of the insurance deductible. In 2020, the Company recorded charges of $41 related to the plant fires compared to $26 in 2019. The downtime reduced production levels and affected productivity at the plants.
Selling, general administrative, and other expenses (“SG&A”). SG&A expenses were $251, or 5.0% of Sales, in 2021 compared with $277, or 5.3% of Sales, in 2020. The decrease in SG&A of $26, or 9%, was primarily due to overhead cost reductions in 2021 and costs incurred in 2020 associated with the Arconic Inc. Separation Transaction.
SG&A expenses were $277, or 5.3% of Sales, in 2020 compared with $400, or 5.6% of Sales, in 2019. The decrease in SG&A of $123, or 31%, was primarily due to overhead cost reductions and lower net legal and other advisory costs related to Grenfell Tower of $20, partially offset by higher costs associated with the Arconic Inc. Separation Transaction through June 30, 2020 of $2.
Research and development expenses (“R&D”). R&D expenses were $17 in both 2021 and 2020.
R&D expenses were $17 in 2020 compared with $28 in 2019. The decrease of $11, or 39%, was primarily due to the consolidation of the Company's primary R&D facility in conjunction with ongoing cost reduction efforts.
Provision for depreciation and amortization (“D&A”). The provision for D&A was $270 in 2021 compared with $279 in 2020. The decrease of $9, or 3%, was primarily driven by lower corporate software amortization and research center depreciation as well as $1 of D&A related to the Barberton Plant Fire in 2021 compared to $6 in 2020.
The provision for D&A was $279 in 2020 compared with $295 in 2019. The decrease of $16, or 5%, was primarily driven by asset impairments of the Disks long-lived asset group during the second quarter of 2019 (see Note O and Note P to the

Consolidated Financial Statements in Part II, Item 8 (Financial Statements and Supplementary Data) of this Form 10-K) and the impact of divestitures, as well as lower corporate software amortization and research center depreciation, which were partially offset by increased Forged Wheels D&A due to the capacity expansion in Hungary, capacity expansions at two U.S. facilities and an additional $6 of D&A related to the Barberton Plant Fire.
Restructuring and other charges. Restructuring and other charges were $90 in 2021 compared with $182 in 2020 and $582 in 2019.
Restructuring and other charges in 2021 consisted primarily of a $75 charge for U.K. and U.S. pension plans’ settlement accounting, a $15 charge for accelerated depreciation primarily related to the closure of small U.S. manufacturing facilities in Engine Products and Fastening Systems, a $7 charge for layoff costs, a $4 charge for impairment of assets associated with an agreement to sell a small manufacturing business in France, and a $4 charge for various other exit costs. These charges were partially offset by a gain of $12 on the sale of assets at a small U.S. manufacturing facility in Fastening Systems and a benefit of $3 related to the reversal of a number of layoff reserves related to prior periods. The Company has closed some small manufacturing facilities and may in the future close additional small facilities in order to consolidate operations, reduce fixed costs, and exit less profitable businesses.
Restructuring and other charges in 2020 consisted primarily of a $113 charge for layoff costs, a $74 charge for U.K. and U.S. pension plans' settlement accounting, a $5 post-closing adjustment related to the sale of the Company’s U.K. forgings business, a $5 charge for impairment of assets associated with an agreement to sell an aerospace components business in the U.K, which ultimately did not occur and the business was returned to held for use, a $5 charge related to the impairment of a cost method investment, which were partially offset by a benefit of $21 related to the reversal of a number of prior period programs.
Restructuring and other charges in 2019 consisted primarily of a $428 charge for impairment of the Disks long-lived asset group, a $69 charge for layoff costs, a $46 charge for impairment of assets associated with an agreement to sell the U.K. forgings business, a $14 charge for impairment of properties, plants, and equipment related to the Company’s primary research and development facility, a $13 loss on sale of assets primarily related to a small additive business, a $12 charge for other exit costs from lease terminations primarily related to the exit of the corporate aircraft, a $9 settlement accounting charge for U.S. pension plans, a $5 charge for impairment of a cost method investment, and a $7 charge for other exit costs, which were partially offset by a benefit of $16 related to the elimination of the life insurance benefit for U.S. salaried and non-bargaining hourly retirees of the Company and its subsidiaries.
See Note E to the Consolidated Financial Statements in Part II, Item 8 (Financial Statements and Supplementary Data) of this Form 10-K.
Interest expense, net. Interest expense, net was $259 in 2021 compared with $317 in 2020. The decrease of $58, or 18%, was primarily due to a reduced average level of debt for the year ended December 31, 2021 compared to the year ended December 31, 2020. On an annual basis, the debt activity in 2021 will decrease Interest expense, net by approximately $70.
Interest expense, net was $317 in 2020 compared with $338 in 2019. The decrease of $21, or 6%, was primarily due to a reduced average level of debt for the year ended December 31, 2020 compared to the year ended December 31, 2019.
See Note R to the Consolidated Financial Statements in Part II, Item 8 (Financial Statements and Supplementary Data) of this Form 10-K.
Loss on debt redemption. Debt redemption or tender premiums include the cost to redeem or repurchase certain of the Company’s notes at a price which may be equal to the greater of the principal amount or the sum of the present values of the remaining scheduled payments, discounted using a defined treasury rate plus a spread, or a price based on the market price of its notes. Loss on debt redemption was $146 in 2021 compared with $64 in 2020. The increase of $82, or 128%, was primarily due to debt premiums paid in 2021 on the 6.875% Notes in 2021, partially offset by debt redemption or tender premiums, as applicable, paid in 2020 on the 6.150% Notes due 2020 (the “6.150% Notes”) and the 5.400% Notes.
Loss on debt redemption was $64 in 2020 compared with none in 2019. The increase of $64 was primarily due to debt redemption or tender premiums paid, as applicable, on the 6.150% Notes, the 5.400% Notes, and the 5.870% Notes in 2020.
See Note R to the Consolidated Financial Statements in Part II, Item 8 (Financial Statements and Supplementary Data) of this Form 10-K.
Other expense, net. Other expense, net was $19 in 2021 compared with $74 in 2020. The decrease in expense of $55 was primarily driven by the write-off of an indemnification receivable of $53 related to a Spanish tax reserve, reflecting Alcoa Corporation's 49% share and Arconic Corporation's 33.66% share, that occurred in 2020 and did not occur in 2021 and lower non-service related net periodic benefit costs related to defined benefit plans in 2021 of $17, which were partially offset by unfavorable foreign currency movements of $13. Non-service related net periodic benefit costs related to defined benefit plans declined approximately 65% from 2020 to 2021.

Other expense, net was $74 in 2020 compared with $31 in 2019. The increase in expense of $43 was primarily driven by the write-off of an indemnification receivable of $53 related to a Spanish tax reserve, reflecting Alcoa Corporation's 49% share and Arconic Corporation's 33.66% share, and lower interest income of $19, which were partially offset by lower deferred compensation expense of $14 and favorable foreign currency movements of $16.
Income taxes. Howmet’s effective tax rate was 20.4% (provision on pre-tax income) in 2021 compared with the U.S. federal statutory rate of 21%. The effective rate differs from the U.S. federal statutory rate primarily as a result of a $32 benefit from the recognition of income tax credits related to development incentives in Hungary, and a $9 benefit related to updated U.S. regulatory guidance concerning the utilization of foreign tax credits in connection with the one-time transition tax on the deemed repatriation of previously non-taxed post-1986 earnings and profits of certain foreign subsidiaries enacted as part of the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Act”), partially offset by $9 of charges from the decision to no longer permanently reinvest earnings in certain foreign subsidiaries, $7 of charges from distributions of foreign earnings, $8 of charges to establish a valuation allowance on certain net operating losses in Switzerland, $6 of charges related to U.S. tax on foreign income, and other impacts related to nondeductible expenses including foreign losses with no tax benefit. Howmet anticipates that the effective tax rate in 2022 will be between 24.5% and 25.5%.
Howmet’s effective tax rate was 23.4% (benefit on pre-tax income) in 2020 compared with the U.S. federal statutory rate of 21%. The effective rate differs from the U.S. federal statutory rate primarily as a result of a $64 benefit related to the release of an income tax reserve following a favorable Spanish tax case decision, a $30 benefit related to the recognition of a previously uncertain U.S. tax position, and a $30 benefit for a U.S. tax law change related to the issuance of final regulations that provide for an exclusion of certain high-taxed foreign earnings from the calculation of Global Intangible Low-Taxed Income (“GILTI”), partially offset by U.S. tax on foreign earnings, $8 of charges related to the remeasurement of deferred tax balances as a result of the Arconic Inc. Separation Transaction, the tax impact of $49 of nondeductible loss related to the reversal of indemnification receivables associated with the favorable Spanish tax case decision, and the tax impact of other nondeductible expenses.
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
Net income from continuing operations. Net income from continuing operations was $258, or $0.59 per diluted share, for 2021 compared to $211, or $0.48 per diluted share, in 2020. The increase in results of $47, or 22%, was primarily due to cost reductions, a decrease of $92 in Restructuring and other charges, and a decrease of $58 in Interest expense, net, partially offset by lower sales volumes in the commercial aerospace and defense aerospace market, an increase in the Provision for income taxes, and an increase in the Loss on debt redemption of $82.
Net income from continuing operations was $211, or $0.48 per diluted share, for 2020 compared to $126, or $0.27 per diluted share, in 2019. The increase in results of $85, or 67%, was primarily due to the non-recurring 2019 impact of the $428 charge for impairment of the Disks long-lived asset group included in Restructuring and other charges, a decrease of $123 due to lower SG&A costs, favorable product pricing, and a net $10 related to the settlement of the Spanish corporate income tax audit, partially offset by a decrease in sales volumes in the commercial aerospace and commercial transportation markets, the impact of COVID-19, and an increase in premiums paid on the early redemption of debt of $59.
Net income. Net income was $258 for 2021, all of which was composed of $258 of income from continuing operations, or $0.59 per diluted share.
Net income was $261 for 2020, composed of $211 of income from continuing operations and $50 from discontinued operations, or $0.48 and $0.11 per diluted share, respectively.
Net income was $470 for 2019, composed of $126 of income from continuing operations and $344 from discontinued operations, or $0.27 and $0.76 per diluted share, respectively.
See details of discontinued operations in Note C to the Consolidated Financial Statements in Part II, Item 8 (Financial Statements and Supplementary Data) of this Form 10-K.

Segment Information
The Company’s operations consist of four worldwide reportable segments: Engine Products, Fastening Systems, Engineered Structures and Forged Wheels. Segment performance under Howmet’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is Segment operating profit. Howmet’s definition of Segment operating profit is Operating income excluding Special items. Special items include Restructuring and other charges and Impairment of Goodwill. Segment operating profit may not be comparable to similarly titled measures of other companies. Differences between the total segment and consolidated totals are in Corporate. The Company has aligned its operations consistent with how the Chief Executive Officer assesses operating performance and allocates capital, which remain unchanged since the Arconic Inc. Separation Transaction (see Note C to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K for reference).
The Company produces aerospace engine parts and components and aerospace fastening systems for 737 MAX airplanes. In late December 2019, Boeing announced a temporary suspension of the production of 737 MAX airplanes. This decline in production had a negative impact on sales and segment operating profit in the Engine Products, Fastening Systems and Engineered Structures segments in 2020 and the first half of 2021. While regulatory authorities in the United States and certain other jurisdictions lifted grounding orders beginning in late 2020, our sales remained at lower levels through the first half of 2021 due to the residual impacts of the 737 MAX grounding.
The Company also produces aerospace engine parts and components and aerospace fastening systems for Boeing 787 airplanes. In 2020 and 2021, Boeing reduced production rates of the 787 airplanes. Boeing paused deliveries of its 787 aircraft in May 2021. The significant decline in Boeing 787 production rates had a negative impact on sales and segment operating profit in the Engine Products, Fastening Systems, and Engineered Structures segments in 2021. We expect reduced production rates to continue to have a negative impact on our sales and segment operating profit into 2022.
Income from continuing operations before income taxes totaled $324 in 2021, $171 in 2020, and $210 in 2019. Segment operating profit for all reportable segments totaled $939 in 2021, $890 in 2020, and $1,390 in 2019. See below for the reconciliation of Income from continuing operations before income taxes to Total segment operating profit.
The following information provides Sales and Segment operating profit for each reportable segment for each of the three years in the period ended December 31, 2021.
Engine Products

	2021	2020	2019
Third-party sales	$2,282	$2,406	$3,320
Segment operating profit	440	417	621
Engine Products produces investment castings, including airfoils, and seamless rolled rings primarily for aircraft engines (aerospace commercial and defense) and industrial gas turbines. Engine Products produces rotating parts as well as structural parts, which are sold directly to customers. Generally, the sales and costs and expenses of this segment are transacted in the local currency of the respective operations, which are mostly the U.S. dollar, British pound, Euro, and Japanese yen.
Third-party sales for the Engine Products segment decreased $124, or 5%, in 2021 compared with 2020, primarily due to lower sales volumes in the commercial aerospace market driven by the impact of COVID-19 and Boeing 787 production declines and lower sales volumes in the defense aerospace market, partially offset by higher sales volumes in the industrial gas turbine market.
Third-party sales for the Engine Products segment decreased $914, or 28%, in 2020 compared with 2019, primarily due to lower sales volumes in the commercial aerospace market driven by the impact of COVID-19 and the suspension of 737 MAX production, along with a decrease in sales of $116 from the divestiture of the forgings business in the U.K. in December 2019 (see Note U to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K), partially offset by higher sales volumes in the defense aerospace and industrial gas turbine markets as well as favorable product pricing.
Segment operating profit for the Engine Products segment increased $23, or 6%, in 2021 compared with 2020, primarily due to cost reductions and favorable product pricing, partially offset by lower sales volumes in the commercial aerospace market driven by the impact of COVID-19 and Boeing 787 production declines, and lower sales volumes in the defense aerospace market. The segment added approximately 950 headcount since the first quarter of 2021 in anticipation of revenue increases into 2022.
Segment operating profit for the Engine Products segment decreased $204, or 33%, in 2020 compared with 2019, primarily due to lower commercial aerospace sales volumes from the suspension of 737 MAX production and COVID-19 productivity impacts, partially offset by cost reductions, favorable product pricing, and favorable sales volumes in the defense aerospace and industrial gas turbine markets.

On December 1, 2019, the Company completed the divestiture of its forgings business in the U.K. The forgings business primarily produced steel, titanium, and nickel based forged components for aerospace, mining, and off-highway markets. This business generated third-party sales of $116 in 2019 and had 540 employees at the time of the divestiture.
In 2022, as compared to 2021, demand in the commercial aerospace and industrial gas turbine markets is expected to increase.
Fastening Systems

	2021	2020	2019
Third-party sales	$1,044	$1,245	$1,561
Segment operating profit	190	247	396
Fastening Systems produces aerospace fastening systems, as well as commercial transportation fasteners. The business’s high-tech, multi-material fastening systems are found nose to tail on aircraft and aero engines. The business’s products are also critical components of automobiles, commercial transportation vehicles, and construction and industrial equipment. Fastening Systems are sold directly to customers and through distributors. Generally, the sales and costs and expenses of this segment are transacted in the local currency of the respective operations, which are mostly the U.S. dollar, British pound, and Euro.
Third-party sales for the Fastening Systems segment decreased $201, or 16%, in 2021 compared with 2020, primarily due to lower sales volumes in the commercial aerospace market, driven by the impact of COVID-19 and Boeing 787 production declines, partially offset by higher sales volumes in the commercial transportation and industrial markets.
Third-party sales for the Fastening Systems segment decreased $316, or 20%, in 2020 compared with 2019, primarily due to lower sales volumes in the commercial aerospace market, driven by the impact of COVID-19 and the suspension of 737 MAX production, as well as lower sales volumes in the commercial transportation market which was also impacted by the effects of COVID-19, partially offset by sales volume growth in the industrial market and favorable product pricing.
Segment operating profit for the Fastening Systems segment decreased $57, or 23%, in 2021 compared with 2020, primarily due to lower sales volumes in the commercial aerospace market, driven by the impact of COVID-19 and Boeing 787 production declines, partially offset by cost reductions and favorable sales volumes in the commercial transportation and industrial markets.
Segment operating profit for the Fastening Systems segment decreased $149, or 38%, in 2020 compared with 2019, primarily due to lower commercial aerospace and commercial transportation sales volumes and COVID-19 productivity impacts, partially offset by cost reductions and favorable product pricing.
In 2022, as compared to 2021, demand in the commercial aerospace and commercial transportation markets is expected to increase.
Engineered Structures

	2021	2020	2019
Third-party sales	$725	$927	$1,255
Segment operating profit	54	73	120
Engineered Structures produces titanium ingots and mill products for aerospace and defense applications and is vertically integrated to produce titanium forgings, extrusions forming and machining services for airframe, wing, aero-engine, and landing gear components. Engineered Structures also produces aluminum forgings, nickel forgings, and aluminum machined components, and assemblies for aerospace and defense applications. The segment’s products are sold directly to customers and through distributors, and sales and costs and expenses of this segment are generally transacted in the local currency of the respective operations, which are mostly the U.S. dollar and British pound.
Third-party sales for the Engineered Structures segment decreased $202, or 22%, in 2021 compared with 2020, primarily due to lower sales volumes in the commercial aerospace market, driven by the impact of COVID-19 and Boeing 787 production declines, and lower sales volumes in the defense aerospace market, including lower F-35 program volumes.
Third-party sales for the Engineered Structures segment decreased $328, or 26%, in 2020 compared with 2019, primarily due to lower sales volumes in the commercial aerospace market, driven by COVID-19 and Boeing 787 production declines and the 737 MAX production suspension, partially offset by an increase in defense aerospace sales volumes and favorable product pricing.
Segment operating profit for the Engineered Structures segment decreased $19, or 26%, in 2021 compared with 2020, primarily due to lower sales volumes in the commercial aerospace market, driven by the impact of COVID-19 and Boeing 787 production declines, and lower sales volumes in the defense aerospace market, including lower F-35 program volumes, partially offset by cost reductions.

Segment operating profit for the Engineered Structures segment decreased $47, or 39%, in 2020 compared with 2019, primarily due to lower commercial aerospace sales volumes and COVID-19 productivity impacts, partially offset by cost reductions and favorable product pricing.
In 2022, as compared to 2021, demand in the commercial aerospace market is expected to increase. However, demand in the defense aerospace market is expected to be down.
Forged Wheels

	2021	2020	2019
Third-party sales	$921	$679	$969
Segment operating profit	255	153	253
Forged Wheels produces forged aluminum wheels and related products for heavy-duty trucks, trailers, and buses globally. Forged Wheels' products are sold directly to OEMs and through distributors. Generally, the sales and costs and expenses of this segment are transacted in the local currency of the respective operations, which are mostly the U.S. dollar and Euro.
Third-party sales for the Forged Wheels segment increased $242, or 36%, in 2021 compared with 2020, primarily due to higher sales volumes in the commercial transportation market and higher metal prices.
Third-party sales for the Forged Wheels segment decreased $290, or 30%, in 2020 compared with 2019, primarily due to lower sales volumes in the commercial transportation market driven by COVID-19 and production downtime related to the Barberton Plant Fire (discussed below).
Segment operating profit for the Forged Wheels segment increased $102, or 67%, in 2021 compared with 2020, primarily due to higher commercial transportation sales volumes, fixed cost reductions, and maximizing production in low-cost countries.
Segment operating profit for the Forged Wheels segment decreased $100, or 40%, in 2020 compared with 2019, primarily due to lower commercial transportation sales volumes and COVID-19 productivity impacts, partially offset by cost reductions.
In mid-February 2020, a fire occurred at the Company’s forged wheels plant located in Barberton, Ohio. The downtime reduced production levels and affected productivity at the plant. The Company has insurance with a deductible of $10.
In 2022, as compared to 2021, demand in the commercial transportation markets served by Forged Wheels is expected to increase in most regions. An increase in metal costs is expected to contribute to an increase in sales as the Company generally passes through metal costs. However, sales in the Forged Wheels segment could be negatively impacted by customer supply chain constraints.
Reconciliation of Total segment operating profit to Income from continuing operations before income taxes

	2021	2020	2019
Income from continuing operations before income taxes	$324	$171	$210
Loss on debt redemption	146	64	—
Interest expense, net	259	317	338
Other expense, net	19	74	31
Consolidated operating income	$748	$626	$579
Unallocated amounts:
Restructuring and other charges	90	182	582
Corporate expense	101	82	229
Total segment operating profit	$939	$890	$1,390
Total segment operating profit is a non-GAAP financial measure. Management believes that this measure is meaningful to investors because management reviews the operating results of the segments of the Company excluding Corporate results.
See Restructuring and other charges, Loss on debt redemption, Interest expense, net and Other expense, net, discussions above under “Results of Operations” for reference.
Corporate expense increased $19, or 23%, in 2021 compared with 2020 primarily due to costs associated with closures, shutdowns, and other items of $32 and legal and other advisory reimbursements received in 2020 that did not recur in 2021 aggregating to $8, partially offset by lower net costs related to the Barberton Plant Fire and the France Plant Fire of $6 and lower costs driven by overhead cost reductions, as well as costs incurred in 2020 associated with the Arconic Inc. Separation Transaction of $7 that did not recur in 2021.

Corporate expense decreased $147, or 64%, in 2020 compared with 2019, primarily due to lower annual incentive compensation accruals and executive compensation costs, lower costs driven by overhead cost reductions, lower contract services and outsourcing costs; lower research and development expenses; and lower net legal and other advisory costs along with costs incurred in 2019 that did not recur in 2020, including the impacts of facility fires, net of insurance of $6, and collective bargaining agreement negotiation costs of $9. Costs associated with the Arconic Inc. Separation Transaction of $7 were an increase of $2 compared to 2019.
Environmental Matters
See the Environmental Matters section of Note V to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
Liquidity and Capital Resources
Howmet maintains a disciplined approach to cash management and the strengthening of its balance sheet. Management continued to focus on actions to improve Howmet’s cost structure and liquidity, providing the Company with the ability to operate effectively. Such actions included procurement efficiencies and overhead rationalization to reduce costs, working capital initiatives, and maintaining a sustainable level of capital expenditures.
Cash provided from operations and financing activities is expected to be adequate to cover Howmet's operational and business needs over the next 12 months. For an analysis of long-term liquidity, see “Contractual Obligations” and “Off-Balance Sheet Arrangements” below.
At December 31, 2021, cash and cash equivalents of Howmet were $720, of which $199 was held by Howmet's non-U.S. subsidiaries. If the cash held by non-U.S. subsidiaries were to be repatriated to the U.S., the Company does not expect there to be additional material income tax consequences.
The cash flows related to Arconic Corporation have not been segregated and are included in the Statement of Consolidated Cash Flows for all periods prior to the Arconic Inc. Separation Transaction.
Operating Activities
Cash provided from operations in 2021 was $449 compared with $9 in 2020 and $461 in 2019.
The increase in cash provided from operations of $440, or 4,889%, between 2021 and 2020 was due to lower working capital of $357, lower pension contributions of $161, and lower noncurrent liabilities of $12, partially offset by lower operating results of $38 and the write-off of an indemnification receivable of $53 related to a Spanish tax reserve that occurred in 2020 and did not occur in 2021. The components of the change in working capital included favorable changes in accounts payable of $525, accrued expenses of $71, and prepaid expenses and other current assets of $13, offset by taxes, including income taxes of $139, receivables of $99 including employee retention credit receivables, and inventories of $14.
The decrease in cash provided from operations of $452, or 98%, between 2020 and 2019 was primarily due to lower operating results of $874, partially offset by lower working capital of $355, lower noncurrent assets of $46, lower noncurrent liabilities of $10, and lower pension contributions of $11. The components of the change in working capital included favorable changes in receivables of $739, taxes, including income taxes of $100, and inventories of $77, offset by accounts payable of $380, accrued expenses of $175 and prepaid expenses and other current assets of $6.
Financing Activities
Cash used for financing activities was $1,444 in 2021 compared with $369 in 2020 and $1,568 in 2019.
The use of cash in 2021 was primarily related to the repayments on the aggregate outstanding principal amount of long-term debt of approximately $1,537, repurchase of common stock of $430, premiums paid on the redemption of debt of $138, dividends paid to shareholders of $19, and debt issuance costs of $11. These items were partially offset by long-term debt issuance of $700 and proceeds from the exercise of employee stock options of $22. On an annual basis, the debt activity in 2021 will decrease Interest expense, net by approximately $70.
The use of cash in 2020 was primarily related to the repayments on borrowings under certain revolving credit facilities (see below) and repayments on debt, primarily the aggregate outstanding principal amount of the 6.150% Notes due 2020 of approximately $2,040, cash distributed to Arconic Corporation at the Arconic Inc. Separation Transaction of $500, repurchase of common stock of $73, debt issuance costs of $61, premiums paid on the redemption of debt of $59, and dividends paid to shareholders of $11. These items were partially offset by long-term debt issuance of $2,400 (of which $1,200 went with Arconic Corporation at the Arconic Inc. Separation Transaction) and proceeds from the exercise of employee stock options of $33.
The use of cash in 2019 was primarily related to the repurchase of $1,150 of common stock, repayments on borrowings under certain revolving credit facilities (see below) and repayments on debt, primarily the aggregate outstanding principal amount of the 1.63% Convertible Notes of approximately $403, and dividends paid to shareholders of $57. These items were partially offset by proceeds from the exercise of employee stock options of $56.
The Company has an effective shelf registration statement on Form S-3, filed with the SEC, which allows for offerings of debt securities from time to time. The Company may opportunistically issue new debt securities under such registration statement or otherwise in accordance with securities laws, including but not limited to in order to refinance existing indebtedness.
For further details regarding the Company’s debt and stock repurchases, see Note R and Note J, respectively, to the Consolidated Financial Statements in Part II, Item 8 (Financial Statements and Supplementary Data) of this Form 10-K.
The Company maintains a credit facility pursuant to its Five-Year Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and issuers named therein. In addition, the Company had other credit facilities that terminated in 2020. See Note R to the Consolidated Financial Statements in Part II, Item 8 (Financial Statements and Supplementary Data) of this Form 10-K.
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
The Company's credit ratings from the three major credit rating agencies are as follows:

	Issuer Rating	Outlook	Date of Last Update
S&P Ratings Service	BB+	Stable	December 3, 2021
Moody’s Investors Service (“Moody’s”)	Ba2	Stable	August 18, 2021
Fitch Investors Service (“Fitch”)	BBB-	Stable	August 18, 2021
On December 3, 2021, S&P affirmed Howmet’s long-term debt rating at BB+ and upgraded the current outlook from negative to stable, citing the Company’s good margins, positive free cash flow, and an anticipated recovery in aircraft demand.
On August 18, 2021, Moody’s affirmed the following ratings for Howmet: long-term debt at Ba2 and the current outlook as stable.
On August 18, 2021, Fitch also affirmed the following ratings for Howmet: long-term debt at BBB- and the current outlook as stable.
Investing Activities
Cash provided from investing activities was $107 in 2021 compared with $271 in 2020 and $528 in 2019.
The source of cash in 2021 was primarily cash receipts from sold receivables of $267 and proceeds from the sale of a small manufacturing plant in France of $8 and the sale of assets at a small U.S. manufacturing facility in Fastening Systems of $23, partially offset by capital expenditures of $199 primarily related to capacity expansion investments in Hungary and Mexico in Forged Wheels and various automation projects. As a result of accounts receivables securitization program changes in 2021, there will be no additional activity related to cash receipts from sold receivables within investing activities in the Statement of Consolidated Cash Flows in future periods. The net cash funding from the sale of accounts receivable was neither a use of cash nor a source of cash during 2021.
The source of cash in 2020 was primarily cash receipts from sold receivables of $422 and proceeds from the sale of a rolling mill business in Itapissuma, Brazil of $50 and a hard alloy extrusions plant in South Korea of $62, both of which were related to Arconic Corporation (see Note C and Note U to the Consolidated Financial Statements in Part II, Item 8 (Financial Statements and Supplementary Data) of this Form 10-K), partially offset by capital expenditures of $267.
The source of cash in 2019 was primarily cash receipts from sold receivables of $995, proceeds from the sale of assets and businesses of $103, primarily from the sale of a forgings business in the U.K. for $64 and the sale of inventories and properties, plants, and equipment related to a small energy business for $13, as well as contingent consideration of $20 related to the sale of the Texarkana, Texas rolling mill (which was related to Arconic Corporation) (see Note C and Note U to the Consolidated Financial Statements in Part II, Item 8 (Financial Statements and Supplementary Data) of this Form 10-K), and the sale of fixed income securities of $73, partially offset by capital expenditures of $641, including expansion of a wheels plant in Hungary, expansion of aerospace airfoils capacity in the United States, and transition of the Tennessee plant to industrial production (which related to Arconic Corporation).
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
Howmet is required to make future payments under various contracts, including long-term purchase obligations, financing arrangements, and lease agreements. Howmet also has commitments to fund its pension plans, provide payments for other postretirement benefit plans, and fund capital projects.
In order to better understand Howmet’s outstanding contractual obligations, the table below represents a summary of these commitments as of December 31, 2021 (these contractual obligations are grouped in the same manner as they are classified in the Statement of Consolidated Cash Flows in order to provide a better understanding of the nature of the obligations and to provide a basis for comparison to historical information):

	Total	2022	2023-2024	2025-2026	Thereafter
Operating activities:
Raw material purchase obligations	$393	$218	$173	$2	$—
Other purchase obligations	13	11	2	—	—
Operating leases	134	38	47	22	27
Interest related to total debt	1,637	225	455	275	682
Estimated minimum required pension funding	134	44	50	40	—
Other postretirement benefit payments	111	12	24	22	53
Layoff and other restructuring payments	19	19	—	—	—
Uncertain tax positions	2	—	—	—	2
Financing activities:
Total debt	4,255	5	1,150	600	2,500
Investing activities:
Capital projects	135	106	29	—	—
Totals	$6,833	$678	$1,930	$961	$3,264

Obligations for Operating Activities
Raw material purchase obligations consist mostly of aluminum, cobalt, nickel, and various other metals with expiration dates ranging from less than one year to five years. Many of these purchase obligations contain variable pricing components, and, as a result, actual cash payments may differ from the estimates provided in the preceding table. The Company generally passes through metal costs in customer contracts with limited exceptions. As a result, the Company expects higher metal costs to contribute to increased sales in 2022. In connection with the Arconic Inc. Separation Transaction, the Company entered into several agreements with Arconic Corporation that govern the relationship between the Company and Arconic Corporation following the separation, including raw material supply agreements.
Operating leases represent multi-year obligations for certain land and buildings, plant equipment, vehicles, and computer equipment.
Interest related to total debt is based on interest rates in effect as of December 31, 2021 and is calculated on debt with maturities that extend to 2042.
Estimated minimum required pension funding and other postretirement benefit payments are based on actuarial estimates using current assumptions for discount rates, long-term rate of return on plan assets, and health care cost trend rates, among others. It is Howmet’s policy to fund amounts for pension plans sufficient to meet the minimum requirements set forth in the benefits laws and tax laws of the applicable country. Periodically, Howmet contributes additional amounts as deemed appropriate. Howmet has determined that it is not practicable to present pension funding and other postretirement benefit payments beyond 2026 and 2031, respectively.
Layoff and other restructuring payments to be paid within one year primarily relate to severance costs.
Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. The amount in the preceding table includes interest and penalties accrued related to such positions as of December 31, 2021. The total amount of uncertain tax positions is included in the “Thereafter” column as the Company is not able to reasonably estimate the timing of potential future payments. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary.
Obligations for Financing Activities
Howmet has historically paid quarterly dividends on its preferred and common stock. The Company paid an aggregate of $19 in common stock and preferred stock dividends to shareholders during 2021. Because all dividends are subject to approval by Howmet’s Board of Directors, amounts are not included in the preceding table unless such authorization has occurred. As of December 31, 2021, there were 421,691,912 shares of outstanding common stock and 546,024 shares of outstanding Class A preferred stock. In 2021, the preferred stock dividend was $3.75 per share. A dividend of $0.04 per share on the Company’s common stock was paid in 2021 ($0.02 per share in each of the third and fourth quarters of 2021). Fully diluted shares outstanding as of December 31, 2021 were 427,526,370.
Obligations for Investing Activities
Capital projects in the preceding table only include amounts approved by management as of December 31, 2021. Funding levels may vary in future years based on anticipated construction schedules of the projects. It is expected that significant expansion projects will be funded through various sources, including cash provided from operations. Total capital expenditures are anticipated to be approximately 4% of sales in 2022.
Off-Balance Sheet Arrangements
At December 31, 2021, the Company had outstanding bank guarantees related to tax matters, outstanding debt, workers’ compensation, environmental obligations, energy contracts, and customs duties, among others. The total amount committed under these guarantees, which expire at various dates between 2022 and 2040, was $15 at December 31, 2021.
Pursuant to the Separation and Distribution Agreement, dated as of October 31, 2016, between Howmet and Alcoa Corporation, Howmet was required to provide certain guarantees for Alcoa Corporation, which had a combined fair value of $6 and $12 at December 31, 2021 and 2020, respectively, and were included in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet. The remaining guarantee, for which the Company and Arconic Corporation are secondarily liable in the event of a payment default by Alcoa Corporation, relates to a long-term energy supply agreement that expires in 2047 at an Alcoa Corporation facility. The Company currently views the risk of an Alcoa Corporation payment default on its obligations under the contract to be remote. The Company and Arconic Corporation are required to provide a guarantee up to an estimated present value amount of approximately $1,406 and $1,398 at December 31, 2021 and 2020, respectively, in the event of an Alcoa Corporation payment default. In December 2021 and 2020, a surety bond with a limit of $80 relating to this guarantee was obtained by Alcoa Corporation to protect Howmet's obligation. This surety bond is expected to be renewed on an annual basis by Alcoa Corporation.
Howmet has outstanding letters of credit primarily related to workers’ compensation, environmental obligations, and leasing obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates, mostly in 2022, was $119 at December 31, 2021.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to retain letters of credit of $53 (which are included in the $119 in the above paragraph) that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims that occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation and letter of credit fees paid by the Company are proportionally billed to, and are reimbursed by, Arconic Corporation and Alcoa Corporation, respectively. Also, the Company was required to provide letters of credit for certain Arconic Corporation environmental obligations and, as a result, the Company has $17 of outstanding letters of credit relating to such liabilities (which are included in the $119 in the above paragraph). Less than $1 of these outstanding letters of credit are pending cancellation and will be deemed cancelled once returned by the beneficiary. Arconic Corporation has issued surety bonds to cover these environmental obligations. Arconic Corporation is being billed for these letter of credit fees paid by the Company and will reimburse the Company for any payments made under these letters of credit.
Howmet has outstanding surety bonds primarily related to tax matters, contract performance, workers’ compensation, environmental-related matters, and customs duties. The total amount committed under these annual surety bonds, which expire and automatically renew at various dates, primarily in 2022 and 2023, was $47 at December 31, 2021.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to provide surety bonds of $25 (which are included in the $47 in the above paragraph) that had previously been provided related to the Company, Arconic Corporation and Alcoa Corporation workers’ compensation claims paid that occurred prior to the respective separation transactions of April 1, 2020 and

November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation claims and surety bond fees paid by the Company are proportionally billed to, and are reimbursed by Arconic Corporation and Alcoa Corporation.
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
A summary of the Company’s significant accounting policies is included in Note A to the Consolidated Financial Statements of this Form 10-K. Management believes that the application of these policies on a consistent basis enables the Company to provide the users of the Consolidated Financial Statements with useful and reliable information about the Company’s operating results and financial condition.
Goodwill. Howmet reviews goodwill for impairment annually (in the fourth quarter) or more frequently if indicators of impairment exist or if a decision is made to sell or realign a business. The Company has the option to assess impairment through qualitative assessment, which includes factors such as general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows, or a trend of negative or declining cash flows over multiple periods, among others. Howmet can also assess goodwill impairment through a quantitative analysis, using a discounted cash flow (“DCF”) model to estimate a reporting unit’s fair value. Assumptions and estimates utilized in the DCF model include weighted average cost of capital (“WACC”) rates, revenue, future profitability, working capital, cash flows and a number of other items. For more information on these matters, see Note A to the Consolidated Financial Statements of this Form 10-K.
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
During the second quarter of 2019, the Company updated its five-year strategic plan and determined that there was a decline in the forecasted financial performance for the Disks asset group within the Engine Products and Forgings segment at that time.  As such, the Company evaluated the recoverability of the Disks asset group long-lived assets by comparing the carrying value to the undiscounted cash flows of the Disks asset group. The carrying value exceeded the undiscounted cash flows and therefore the Disks asset group long-lived assets were deemed to be impaired. The impairment charge was measured as the amount of carrying value in excess of fair value of the long-lived assets, with fair value determined using a DCF model and a combination of sales comparison and cost approach valuation methods, including an estimate for economic obsolescence. The impairment charge of $428, of which $247 and $181 related to the Engine Products and Engineered Structures segments, respectively, which was recorded in the second quarter of 2019, impacted properties, plants, and equipment; intangible assets; and certain other noncurrent assets by $198, $197, and $33, respectively. The impairment charge was recorded in Restructuring and other charges in the Statement of Consolidated Operations.
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
Pension and Other Postretirement Benefits. Liabilities and expenses for pension and other postretirement benefits are determined using actuarial methodologies and incorporate significant assumptions, including the interest rate used to discount the future estimated liability, the expected long-term rate of return on plan assets, and several assumptions relating to the employee workforce (health care cost trend rates, retirement age, and mortality). The pension and other postretirement benefits obligation was $2,461 and $2,928, with a funded status of $(930) and $(1,204) at December 31, 2021 and 2020, respectively. The total benefit obligation reduction of $467 was primarily driven by the purchases of annuity contracts and changes in discount rate. The improvement in the funded status of $274 was primarily driven by the purchase of annuity contracts, changes in discount rates, and actual asset returns in excess of expected asset returns. Excluding settlements and curtailments, net periodic benefit cost of pension and other postretirement benefits is expected to be approximately $20 in 2022 compared to $16 and $35 in 2021 and 2020, respectively. Net periodic benefit costs decreased by $19, or 54%, in 2021 compared to 2020 as a result of actual asset returns in excess of expected asset returns, changes in discount rates, and changes in plan administration of prescription drug benefits.
Employer contributions for pension benefits were $96 and $227 for the year ended December 31, 2021 and 2020, respectively. Benefits paid for other postretirement benefits were $17 for both years ended December 31, 2021 and 2020. Total pension contributions and other postretirement benefits paid decreased by $131, or 54%, in 2021 compared to 2020 primarily driven by the Arconic Inc. Separation Transaction. Cash contributions in 2022 are expected to be $44 and represent estimated minimum required pension funding. Howmet’s funded status under ERISA was approximately 76% as of January 1, 2021.
The interest rate used to discount future estimated liabilities for the U.S. is determined using a Company-specific yield curve model (above-median) developed with the assistance of an external actuary, while both the U.K. and Canada utilize models developed by the respective actuary. The cash flows of the plans’ projected benefit obligations are discounted using a single equivalent rate derived from yields on high quality corporate bonds, which represent a broad diversification of issuers in various sectors, including finance and banking, industrials, transportation, and utilities, among others. The yield curve models parallel the plans’ projected cash flows, which have a global average duration of 11 years. The underlying cash flows of the bonds included in the models exceed the cash flows needed to satisfy the Company’s plans’ obligations multiple times. In 2021, 2020, and 2019, the discount rate used to determine benefit obligations for pension and other postretirement benefit plans was 2.70%, 2.40%, and 3.00%, respectively. The impact on the liabilities of a change in the discount rate of 1/4 of 1% would be approximately $70 and either a charge or credit of less than $1 to earnings in the following year.
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
For 2021, 2020, and 2019, management used 6.20%, 6.00%, and 5.60%, respectively, as its expected long-term rate of return on plan assets, which was based on the prevailing and planned strategic asset allocations, as well as estimates of future returns by asset class. These rates were within the respective range of the 20-year moving average of actual performance and the expected future return developed by asset class. In the current year, the actual rate of return on plan assets was 7.2%. The increase in expected long-term rate of return of plan assets compared to prior years is due to an increased portion of plan assets within U.S. plans and corresponding asset allocations. For 2022, management anticipates that the expected long-term rate of return for the plan assets will be approximately 6.00%. A change in the assumption for the expected long-term rate of return on plan assets of 1/4 of 1% would impact earnings by approximately $3 for 2022.
In 2021, net income of $181 (after-tax) was recorded in other comprehensive loss, primarily due to the increase in the discount rate, plan asset performance that was greater than expected, and amortization of actuarial losses. In 2020, a net loss of $46 (after-tax) was recorded in other comprehensive loss, primarily due to the decrease in the discount rate, partially offset by plan asset performance that was greater than expected, and by amortization of actuarial losses. After adjusting for the impact of Arconic Corporation's obligation, the net pension and other postretirement benefit obligation decreased less than 2% during 2020. In 2019, a net loss of $388 (after-tax) was recorded in other comprehensive loss, primarily due to the decrease in the discount rate, which was partially offset by plan asset performance that was greater than expected, and by the amortization of actuarial losses.

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
Compensation expense recorded in 2021, 2020, and 2019 was $40 ($36 after-tax), $46 ($42 after-tax), and $69 ($63 after-tax), respectively.
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
It is Howmet’s policy to apply a tax law ordering approach when considering the need for a valuation allowance on net operating losses expected to offset GILTI inclusions. Under this approach, reductions in cash tax savings are not considered as part of the valuation allowance assessment. Instead, future GILTI inclusions are considered a source of taxable income that support the realizability of deferred tax assets.
It is Howmet’s policy to treat taxes due from future inclusions in U.S. taxable income related to GILTI as a current period expense when incurred.
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
Litigation and Contingent Liabilities. From time to time, we are involved in various lawsuits, claims, investigations, and proceedings. These matters may include speculative claims for substantial or indeterminate amounts of damages. Management determines the likelihood of an unfavorable outcome based on many factors, such as the nature of the matter, available defenses and case strategy, progress of the matter, views and opinions of legal counsel and other advisors, applicability and success of appeals processes, and the outcome of similar historical matters, among others. If an unfavorable outcome is deemed probable and the amount of the potential loss can be estimated, the most reasonable loss estimate is recorded. If an unfavorable outcome of a matter is deemed probable but the loss is not reasonably estimable, or if an unfavorable outcome is deemed reasonably possible, then the matter is disclosed but no liability is recorded. Legal matters are reviewed on a continuous basis to determine if there has been a change in management’s judgment regarding the likelihood of an unfavorable outcome or the estimate of a potential loss.
Recently Adopted Accounting Guidance.
See the Recently Adopted Accounting Guidance section of Note B to the Consolidated Financial Statements in Part II, Item 8 (Financial Statements and Supplementary Data) of this Form 10-K.

Recently Issued Accounting Guidance.
See the Recently Issued Accounting Guidance section of Note B to the Consolidated Financial Statements in Part II, Item 8 (Financial Statements and Supplementary Data) of this Form 10-K.
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
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2021, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ John C. Plant
John C. Plant Executive Chairman and Chief Executive Officer

/s/ Ken Giacobbe
Ken Giacobbe Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Howmet Aerospace Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Howmet Aerospace Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Goodwill Impairment Assessment – Engineered Structures Reporting Unit
As described in Notes A and P to the consolidated financial statements, the Company’s consolidated goodwill balance was $4,067 million as of December 31, 2021, and the amount of the goodwill associated with the Engineered Structures reporting unit was $304 million. Goodwill is reviewed for impairment annually (in the fourth quarter) or more frequently if indicators of impairment exist. Under the quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. Fair value is estimated by management using a discounted cash flow model. The determination of fair value using this technique requires management to use significant estimates and assumptions related to forecasting operating cash flows, including sales growth, production costs, capital spending, and discount rate.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Engineered Structures reporting unit is a critical audit matter are the significant judgment by management when determining the fair value of the reporting unit. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to sales growth, production costs, and discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Company’s Engineered Structures reporting unit. These procedures also included, among others (i) testing management’s process for determining the fair value of the reporting unit; (ii) evaluating the appropriateness of the discounted cash flow model; (iii) testing the completeness and accuracy of underlying data used in the model; and (iv) evaluating the reasonableness of the significant assumptions used by management related to sales growth, production costs, and discount rate. Evaluating management’s significant assumptions related to sales growth and production costs involved evaluating whether the significant assumptions used by management were reasonable by considering (i) the current and past performance of the reporting unit; (ii) the consistency with relevant industry data; and (iii) considering whether the assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the discounted cash flow model and the evaluation of the reasonableness of the discount rate significant assumption.
/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 14, 2022
We have served as the Company’s auditor since 1950.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Operations
(in millions, except per-share amounts)

For the year ended December 31,	2021	2020	2019
Sales (D)	$4,972	$5,259	$7,098
Cost of goods sold (exclusive of expenses below)	3,596	3,878	5,214
Selling, general administrative, and other expenses	251	277	400
Research and development expenses	17	17	28
Provision for depreciation and amortization	270	279	295
Restructuring and other charges (E)	90	182	582
Operating income	748	626	579
Loss on debt redemption (R)	146	64	—
Interest expense, net (F)	259	317	338
Other expense, net (G)	19	74	31
Income before income taxes	324	171	210
Provision (benefit) for income taxes (I)	66	(40)	84
Income from continuing operations after income taxes	$258	$211	$126
Income from discontinued operations after income taxes (C)	—	50	344
Net income	$258	$261	$470

Amounts Attributable to Howmet Aerospace Inc. Common Shareholders (K):
Net income	$256	$259	$477
Earnings per share - basic
Continuing operations	$0.60	$0.48	$0.28
Discontinued operations	$—	$0.11	$0.77
Earnings per share - diluted
Continuing operations	$0.59	$0.48	$0.27
Discontinued operations	$—	$0.11	$0.76
Average Shares Outstanding (J):
Average shares outstanding - basic	430	435	446
Average shares outstanding - diluted	435	439	463
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Comprehensive Income
(in millions)

For the year ended December 31,	2021	2020	2019
Net income	$258	$261	$470
Other comprehensive income (loss), net of tax (L):
Change in unrecognized net actuarial loss and prior service cost (benefit) related to pension and other postretirement benefits	181	(46)	(388)
Foreign currency translation adjustments	(96)	58	(13)
Net change in unrealized gains on debt securities	—	—	3
Net change in unrecognized (losses) gains on cash flow hedges	(5)	4	(3)
Total Other comprehensive income (loss), net of tax	80	16	(401)
Comprehensive income	$338	$277	$69
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Consolidated Balance Sheet
(in millions)

December 31,	2021	2020
Assets
Current assets:
Cash and cash equivalents	$720	$1,610
Receivables from customers, less allowances of $— in 2021 and $1 in 2020 (M)	367	328
Other receivables (M)	53	29
Inventories (N)	1,402	1,488
Prepaid expenses and other current assets	195	217
Total current assets	2,737	3,672
Properties, plants, and equipment, net (O)	2,467	2,592
Goodwill (A and P)	4,067	4,102
Deferred income taxes (I)	184	272
Intangibles, net (P)	549	571
Other noncurrent assets (A and Q)	215	234
Total assets	$10,219	$11,443
Liabilities
Current liabilities:
Accounts payable, trade	$732	$599
Accrued compensation and retirement costs	198	205
Taxes, including income taxes	61	102
Accrued interest payable	74	89
Other current liabilities (A and Q)	183	289
Short-term debt (R and S)	5	376
Total current liabilities	1,253	1,660
Long-term debt, less amount due within one year (R and S)	4,227	4,699
Accrued pension benefits (H)	771	985
Accrued other postretirement benefits (H)	153	198
Other noncurrent liabilities and deferred credits (A and Q)	307	324
Total liabilities	6,711	7,866
Contingencies and commitments (V)
Equity
Howmet Aerospace Inc. shareholders’ equity:
Preferred stock (J)	55	55
Common stock (J)	422	433
Additional capital (J)	4,291	4,668
Retained earnings (A)	603	364
Accumulated other comprehensive loss (A and L)	(1,863)	(1,943)
Total Howmet Aerospace Inc. shareholders’ equity	3,508	3,577
Noncontrolling interests	—	—
Total equity	3,508	3,577
Total liabilities and equity	$10,219	$11,443
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Cash Flows
(in millions)

For the year ended December 31,	2021	2020	2019
Operating activities
Net income	$258	$261	$470
Adjustments to reconcile net income to cash provided from operations:
Depreciation and amortization	270	338	536
Deferred income taxes	38	2	(19)
Restructuring and other charges	90	164	620
Net loss from investing activities—asset sales	9	8	7
Net periodic pension benefit cost (H)	18	51	115
Stock-based compensation	41	45	60
Loss on debt redemption (R)	146	64	—
Other	20	(5)	13
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
Increase in receivables	(337)	(238)	(977)
Decrease (increase) in inventories	60	74	(3)
Decrease (increase) in prepaid expenses and other current assets	11	(2)	4
Increase (decrease) in accounts payable, trade	144	(381)	(1)
Decrease in accrued expenses	(146)	(217)	(42)
(Decrease) increase in taxes, including income taxes	(41)	98	(2)
Pension contributions	(96)	(257)	(268)
(Increase) decrease in noncurrent assets	(13)	39	(7)
Decrease in noncurrent liabilities	(23)	(35)	(45)
Cash provided from operations	449	9	461
Financing Activities
Net change in short-term borrowings (original maturities of three months or less)	(9)	(15)	2
Additions to debt (original maturities greater than three months) (R)	700	2,400	400
Payments on debt (original maturities greater than three months) (R)	(1,538)	(2,043)	(806)
Debt issuance costs (C and R)	(11)	(61)	—
Premiums paid on early redemption of debt (R)	(138)	(59)	—
Proceeds from exercise of employee stock options	22	33	56
Dividends paid to shareholders (J)	(19)	(11)	(57)
Repurchase of common stock (J)	(430)	(73)	(1,150)
Net cash transferred to Arconic Corporation at separation	—	(500)	—
Other	(21)	(40)	(13)
Cash used for financing activities	(1,444)	(369)	(1,568)
Investing Activities
Capital expenditures (D and T)	(199)	(267)	(641)
Proceeds from the sale of assets and businesses (U)	32	114	103
Sales of investments	6	—	73
Cash receipts from sold receivables (M)	267	422	995
Other	1	2	(2)
Cash provided from investing activities	107	271	528
Effect of exchange rates on cash, cash equivalents and restricted cash	(1)	(3)	—
Net change in cash, cash equivalents and restricted cash	(889)	(92)	(579)
Cash, cash equivalents and restricted cash at beginning of year	1,611	1,703	2,282
Cash, cash equivalents and restricted cash at end of year	$722	$1,611	$1,703
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity
(in millions, except per-share amounts)

	Howmet Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings (Accumulated deficit)	Accumulated other comprehensive loss	Noncontrolling interests	Total equity
Balance at December 31, 2018	$55	$483	$8,319	$(374)	$(2,926)	$12	$5,569
Adoption of accounting standard (B)	—	—	—	75	(2)	—	73
Net income	—	—	—	470	—	—	470
Other comprehensive loss (L)	—	—	—	—	(401)	—	(401)
Cash dividends declared:
Preferred–Class A @ $3.75 per share	—	—	—	(2)	—	—	(2)
Common @ $0.12 per share	—	—	—	(56)	—	—	(56)
Repurchase and retirement of common stock (J)	—	(55)	(1,095)	—	—	—	(1,150)
Stock-based compensation (J)	—	—	57	—	—	—	57
Common stock issued: compensation plans (J)	—	5	36	—	—	—	41
Other	—	—	2	—	—	2	4
Balance at December 31, 2019	$55	$433	$7,319	$113	$(3,329)	$14	$4,605
Net income	—	—	—	261	—	—	261
Other comprehensive income (L)	—	—	—	—	16	—	16
Cash dividends declared:
Preferred–Class A @ $3.75 per share	—	—	—	(2)	—	—	(2)
Common @ $0.02 per share	—	—	—	(8)	—	—	(8)
Repurchase and retirement of common stock (J)	—	(3)	(70)	—	—	—	(73)
Stock-based compensation (J)	—	—	45	—	—	—	45
Common stock issued: compensation plans (J)	—	3	(9)	—	—	—	(6)
Distributions to Arconic Corporation (C)	—	—	(2,617)	—	1,370	(14)	(1,261)
Balance at December 31, 2020	$55	$433	$4,668	$364	$(1,943)	$—	$3,577
Net income	—	—	—	258	—	—	258
Other comprehensive income (L)	—	—	—	—	80	—	80
Cash dividends declared:
Preferred–Class A @ $3.75 per share	—	—	—	(2)	—	—	(2)
Common @ $0.04 per share	—	—	—	(17)	—	—	(17)
Repurchase and retirement of common stock (J)	—	(13)	(417)	—	—	—	(430)
Stock-based compensation (J)	—	—	40	—	—	—	40
Common stock issued: compensation plans (J)	—	2	—	—	—	—	2
Balance at December 31, 2021	$55	$422	$4,291	$603	$(1,863)	$—	$3,508
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Notes to the Consolidated Financial Statements
(dollars in millions, except share and per-share amounts)
A. Summary of Significant Accounting Policies
Basis of Presentation. The Consolidated Financial Statements of Howmet Aerospace Inc. (formerly known as Arconic Inc.) and subsidiaries (“Howmet” or the “Company” or “we”) are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and require management to make certain judgments, estimates, and assumptions. These estimates are based on historical experience and, in some cases, assumptions based on current and future market experience, including considerations relating to the impact of the global COVID-19 pandemic. The impact of COVID-19 is rapidly changing and of unknown duration and macroeconomic impact and as a result, these considerations remain highly uncertain. We have made our best estimates using all relevant information available at the time, but it is possible that our estimates will differ from our actual results and affect the Consolidated Financial Statements in future periods and potentially require adverse adjustments to the recoverability of goodwill, intangible and long-lived assets, the realizability of deferred tax assets, and other judgments and estimations and assumptions. These may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements. They also may affect the reported amounts of sales and expenses during the reporting period. Actual results could differ from those estimates upon subsequent resolution of identified matters. Certain amounts in previously issued financial statements were reclassified to conform to the current period presentation.
The separation of Arconic Inc. into two standalone, publicly-traded companies, Howmet Aerospace Inc. and Arconic Corporation, (the “Arconic Inc. Separation Transaction”) occurred on April 1, 2020. The Engineered Products and Forgings (“EP&F”) segment remained in the existing company which was renamed Howmet Aerospace Inc. The Global Rolled Products (“GRP”) segment was the Spin Co. and was named Arconic Corporation. In the second quarter of 2020, in conjunction with the Arconic Inc. Separation Transaction, the Company realigned its operations by separating the former EP&F segment into four new segments: Engine Products, Fastening Systems, Engineered Structures and Forged Wheels. See Note D for further details.
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
The Company derived approximately 60%, 69%, and 71% of its revenue from products sold to the aerospace market for the years ended December 31, 2021, 2020, and 2019. As a result of the global COVID-19 pandemic and its impact on the aerospace industry to date, the possibility exists that there could be a sustained impact to our operations and financial results. Since the start of the pandemic, certain original equipment manufacturer (“OEM”) customers have reduced production or suspended manufacturing operations in North America and Europe on a temporary basis. While the pandemic resulted in the temporary closure of a small number of the Company's manufacturing facilities during 2020, all of our manufacturing facilities are currently operating. Since the duration of the pandemic is uncertain, management has taken a series of actions to address the financial impact, including fixed and variable cost reductions, such as headcount reductions in certain segments, and reducing the level of capital expenditures to preserve cash and maintain liquidity.
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
Inventory Valuation. Inventories are carried at the lower of cost or net realizable value with the cost of inventories determined under a combination of the first-in, first-out (“FIFO”), last-in, first-out (“LIFO”), and average-cost methods. See Note N for further details.

Properties, Plants, and Equipment. Properties, plants, and equipment are recorded at cost. Depreciation is recorded principally on the straight-line method at rates based on the estimated useful lives of the assets.
The following table details the weighted-average useful lives of structures and machinery and equipment by reporting segment (numbers in years):

	Structures	Machinery and equipment
Engine Products	30	17
Fastening Systems	27	17
Engineered Structures	28	19
Forged Wheels	29	18
Gains or losses from the sale of asset groups or properties are generally recorded in Restructuring and other charges while the sale of individual assets are recorded in Other expense, net (see policy below for assets classified as held for sale and discontinued operations). Repairs and maintenance are charged to expense as incurred. Interest related to the construction of qualifying assets is capitalized as part of the construction costs.
Properties, plants, and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets (asset group) may not be recoverable. Recoverability of assets is determined by comparing the estimated undiscounted net cash flows of the operations related to the assets (asset group) to their carrying amount. An impairment loss would be recognized when the carrying amount of the assets (asset group) exceeds the estimated undiscounted net cash flows. The amount of the impairment loss to be recorded is measured as the excess of the carrying value of the assets (asset group) over their fair value, with fair value determined using the best information available, which generally is a discounted cash flow (“DCF”) model. The determination of what constitutes an asset group, the associated estimated undiscounted net cash flows, and the estimated useful lives of the assets also require significant judgments. See Note O for further details.
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
Goodwill is allocated among and evaluated for impairment at the reporting unit level, which is defined as an operating segment or one level below an operating segment. Howmet has four reporting units composed of the Engine Products, Fastening Systems, Engineered Structures, and Forged Wheels segments.
In reviewing goodwill for impairment, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If an entity elects to perform a qualitative assessment and determines that an impairment is more likely than not, the entity is then required to perform the quantitative impairment test (described below), otherwise no further analysis is required. The qualitative evaluation is an assessment of factors, including reporting unit-specific operating results as well as industry, market, and general economic conditions. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the quantitative impairment test.
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
The following table details the weighted-average useful lives of software and other intangible assets by reporting segment (numbers in years):

	Software	Other intangible assets
Engine Products	9	34
Fastening Systems	6	23
Engineered Structures	4	10
Forged Wheels	4	24
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
Operating lease right-of-use assets and lease liabilities with an initial term greater than 12 months are recorded on the balance sheet at the present value of the future minimum lease payments over the lease term at the lease commencement date and are recognized as lease expense on a straight-line basis over the lease term. The Company uses an incremental collateralized borrowing rate based on the information available at the lease commencement date in determining the present value of future payments, as most of its leases do not provide an implicit rate. The operating lease right-of-use assets also include any lease prepayments made and are reduced by lease incentives and accrued exit costs.
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
Litigation and Contingent Liabilities. From time to time, we are involved in various lawsuits, claims, investigations, and proceedings. These matters may include speculative claims for substantial or indeterminate amounts of damages. Management determines the likelihood of an unfavorable outcome based on many factors, such as the nature of the matter, available defenses and case strategy, progress of the matter, views and opinions of legal counsel and other advisors, applicability and success of appeals processes, and the outcome of similar historical matters, among others. If an unfavorable outcome is deemed probable and the amount of the potential loss can be estimated, the most reasonable loss estimate is recorded. If an unfavorable outcome of a matter is deemed probable but the loss is not reasonably estimable, or if an unfavorable outcome is deemed reasonably possible, then the matter is disclosed but no liability is recorded. Legal matters are reviewed on a continuous basis to determine if there has been a change in management’s judgment regarding the likelihood of an unfavorable outcome or the estimate of a potential loss.
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
In certain circumstances, Howmet receives advanced payments from its customers for product to be delivered in future periods. These advanced payments are recorded as deferred revenue until the product is delivered and title and risk of loss have passed to the customer in accordance with the terms of the contract. Deferred revenue is included in Other current liabilities and Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet. Advanced payments were $46 and $85 at December 31, 2021 and 2020, respectively.
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
It is Howmet’s policy to apply a tax law ordering approach when considering the need for a valuation allowance on net operating losses expected to offset Global Intangible Low-Taxed Income (“GILTI”) income inclusions. Under this approach, reductions in cash tax savings are not considered as part of the valuation allowance assessment. Instead, future GILTI inclusions are considered a source of taxable income that support the realizability of deferred tax assets.
It is Howmet’s policy to treat taxes due from future inclusions in U.S. taxable income related to GILTI as a current period expense when incurred.
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
Foreign Currency. The local currency is the functional currency for Howmet’s significant operations outside the United States (“U.S.”), except for certain operations in Canada, the United Kingdom, and France, where the U.S. dollar is used as the functional currency. The determination of the functional currency for Howmet’s operations is made based on the appropriate economic and management indicators.
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
On January 1, 2020, the Company adopted changes issued by the FASB related to the impairment model for expected credit losses. The new impairment model (known as the current expected credit loss (“CECL”) model) is based on expected losses rather than incurred losses. The Company recognizes as an allowance its estimate of expected credit losses. The CECL model applies to most debt instruments, trade receivables, lease receivables, financial guarantee contracts, and other loan commitments and requires the measurement of expected credit losses on assets including those that have a low risk of loss. The adoption of this new guidance did not have a material impact on the Consolidated Financial Statements.
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
The adoption of this new lease standard resulted in the Company recording operating lease right-of-use assets and lease liabilities of approximately $320 on the Consolidated Balance Sheet as of January 1, 2019. The adoption of the new lease standard had no impact on the Statement of Consolidated Operations or Statement of Consolidated Cash Flows. As a result of the new standard, a gain of $73 (net of tax) on a 2018 sale leaseback transaction was no longer required to be deferred and the accumulated deficit within the Consolidated Balance Sheet and Statement of Changes in Consolidated Equity were increased accordingly.

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
Recently Issued Accounting Guidance.
In March 2020, the FASB issued amendments that provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. Management does not believe the impact of these changes will have a material impact on the Consolidated Financial Statements.
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
On February 1, 2020, the Company completed the sale of its rolling mill in Itapissuma, Brazil for $50 in cash, which resulted in a loss of $59, of which $53 was recognized in Restructuring and other charges within discontinued operations in the second half of 2019 and $6 in the first quarter of 2020 and year ended December 31, 2020. On March 1, 2020, the Company sold its hard alloy extrusions plant in South Korea for $62 in cash, which resulted in a gain that was recognized in Restructuring and other charges within discontinued operations in the first quarter of 2020 and year ended December 31, 2020.
On October 31, 2018, the Company sold its Texarkana, Texas rolling mill and cast house, which included contingent consideration of up to $50. The contingent consideration related to the achievement of various milestones within 36 months of the transaction closing date associated with operationalizing the rolling mill equipment. In 2019, the Company received additional contingent consideration of $20 and recorded a gain. These amounts were recorded in discontinued operations in the Statement of Consolidated Operations.

Discontinued Operations
The results of operations of Arconic Corporation are presented as Income from discontinued operations after income taxes in the Statement of Consolidated Operations as summarized below:

	Year ended December 31,
	2020	2019
Sales	$1,575	$7,094
Cost of goods sold	1,293	6,013
Selling, general administrative, research and development and other expenses	106	346
Provision for depreciation and amortization	58	241
Restructuring and other (credits) charges	(18)	38
Operating income from discontinued operations	136	456
Interest expense, net	7	—
Other expense, net	41	91
Income from discontinued operations	88	365
Provision for income taxes	38	21
Income from discontinued operations after income taxes	$50	$344

The following table presents purchases of properties, plants, and equipment, proceeds from the sale of businesses, and the provision for depreciation and amortization of discontinued operations related to Arconic Corporation:

	Year ended December 31,
	2020	2019
Capital expenditures	$72	$210
Proceeds from the sales of businesses	$112	$20
Provision for depreciation and amortization	$58	$241

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

The carrying amount of the major classes of assets and liabilities related to Arconic Corporation were classified as assets and liabilities of discontinued operations in the 2019 Consolidated Balance Sheet consisted of the following:

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
D. Segment and Geographic Area Information
Howmet is a global leader in lightweight metals engineering and manufacturing. Howmet’s innovative, multi-material products, which include nickel, titanium, aluminum, and cobalt, are used worldwide in the aerospace (commercial and defense), commercial transportation, and industrial and other markets. Segment performance under Howmet’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is Segment operating profit. Howmet’s definition of Segment operating profit is Operating income excluding Special items. Special items include Restructuring and other charges and Impairment of Goodwill. Segment operating profit may not be comparable to similarly titled measures of other companies. Differences between the total segment and consolidated totals are in Corporate.
Following the Arconic Inc. Separation Transaction, Howmet’s operations consist of four worldwide reportable segments as follows:
Engine Products
Engine Products produces investment castings, including airfoils, and seamless rolled rings primarily for aircraft engines and industrial gas turbines. Engine Products produces rotating parts as well as structural parts.
Fastening Systems
Fastening Systems produces aerospace fastening systems, as well as commercial transportation, industrial and other fasteners. The business’s high-tech, multi-material fastening systems are found nose to tail on aircraft and aero engines. The business’s products are also critical components of commercial transportation vehicles, automobiles, construction and industrial equipment, and renewable energy sector.

Engineered Structures
Engineered Structures produces titanium ingots and mill products for aerospace and defense applications and is vertically integrated to produce titanium forgings, extrusions, forming and machining services for airframe, wing, aero-engine, and landing gear components. Engineered Structures also produces aluminum forgings, nickel forgings, and aluminum machined components and assemblies for aerospace and defense applications.
Forged Wheels
Forged Wheels provides forged aluminum wheels and related products for heavy-duty trucks and the commercial transportation markets.

The operating results and assets of the Company's reportable segments were as follows:

Year ended	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
2021
Sales:
Third-party sales	$2,282	$1,044	$725	$921	$4,972
Inter-segment sales	4	—	6	—	10
Total sales	$2,286	$1,044	$731	$921	$4,982
Profit and loss:
Segment operating profit	$440	$190	$54	$255	$939
Restructuring and other charges	74	—	16	—	90
Provision for depreciation and amortization	124	49	49	39	261
Other:
Capital expenditures	$74	$42	$21	$45	$182
Total Assets	4,663	2,635	1,280	684	9,262

2020
Sales:
Third-party sales	$2,406	$1,245	$927	$679	$5,257
Inter-segment sales	5	—	7	—	12
Total sales	$2,411	$1,245	$934	$679	$5,269
Profit and loss:
Segment operating profit	$417	$247	$73	$153	$890
Restructuring and other charges	36	39	28	3	106
Provision for depreciation and amortization	123	48	52	39	262
Other:
Capital expenditures	$77	$39	$19	$23	$158
Total Assets	4,756	2,707	1,444	628	9,535

2019
Sales:
Third-party sales	$3,320	$1,561	$1,255	$969	$7,105
Inter-segment sales	11	—	13	—	24
Total sales	$3,331	$1,561	$1,268	$969	$7,129
Profit and loss:
Segment operating profit	$621	$396	$120	$253	$1,390
Restructuring and other charges	297	6	199	4	506
Provision for depreciation and amortization	131	48	58	32	269
Other:
Capital expenditures	$211	$36	$27	$70	$344
Total Assets	5,445	2,810	1,151	629	10,035

The following table reconciles Total segment capital expenditures, which are presented on an accrual basis, with Capital expenditures as presented on the Statement of Consolidated Cash Flows. Differences between the total segment and consolidated totals are in Corporate and discontinued operations, including the impact of changes in accrued capital expenditures during the period.

For the year ended December 31,	2021	2020	2019
Total segment capital expenditures	$182	$158	$344
Corporate and discontinued operations	17	109	297
Capital expenditures	$199	$267	$641

The following tables reconcile certain segment information to consolidated totals:

For the year ended December 31,	2021	2020	2019
Sales:
Total segment sales	$4,982	$5,269	$7,129
Elimination of inter-segment sales	(10)	(12)	(24)
Corporate	—	2	(7)
Consolidated sales	$4,972	$5,259	$7,098

For the year ended December 31,	2021	2020	2019
Total segment operating profit	$939	$890	$1,390
Unallocated amounts:
Restructuring and other charges	(90)	(182)	(582)
Corporate expense	(101)	(82)	(229)
Consolidated operating income	$748	$626	$579
Loss on debt redemption	(146)	(64)	—
Interest expense, net	(259)	(317)	(338)
Other expense, net	(19)	(74)	(31)
Income from continuing operations before income taxes	$324	$171	$210

December 31,	2021	2020
Assets:
Total segment assets	$9,262	$9,535
Unallocated amounts:
Cash and cash equivalents	720	1,610
Deferred income taxes	184	272
Corporate fixed assets, net	133	140
Fair value of derivative contracts	2	5
Accounts receivable securitization	(239)	(241)
Other	157	122
Consolidated assets	$10,219	$11,443
Segment assets include third-party receivables while the accounts receivable securitization item includes the impact of sold receivables under the Company's Accounts Receivable securitization programs. (See Note M)

Geographic information for sales was as follows (based upon the destination of the sale):

For the year ended December 31,	2021	2020	2019
Sales:
United States	$2,542	$2,782	$3,534
France	330	327	546
Japan	319	388	480
Germany	257	309	385
Mexico	225	185	277
United Kingdom	213	231	420
Italy	181	181	195
Canada	127	119	179
Poland	77	76	131
China	71	75	168
Other	630	586	783
	$4,972	$5,259	$7,098
Geographic information for long-lived tangible assets was as follows (based upon the physical location of the assets):

December 31,	2021	2020
Long-lived assets:
United States	$1,868	$1,967
Hungary	205	213
France	127	150
United Kingdom	116	109
Germany	66	78
Mexico	61	62
China	53	59
Canada	39	44
Japan	25	25
Other	15	16
	$2,575	$2,723

The following table disaggregates segment revenue by major market served. Differences between total segment and consolidated totals are in Corporate.

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Year ended December 31, 2021
Aerospace - Commercial	$1,105	$537	$387	$—	$2,029
Aerospace - Defense	523	158	270	—	951
Commercial Transportation	—	208	—	921	1,129
Industrial and Other	654	141	68	—	863
Total end-market revenue	$2,282	$1,044	$725	$921	$4,972

Year ended December 31, 2020
Aerospace - Commercial	$1,247	$808	$542	$—	$2,597
Aerospace - Defense	557	156	303	—	1,016
Commercial Transportation	—	155	—	679	834
Industrial and Other	602	126	82	—	810
Total end-market revenue	$2,406	$1,245	$927	$679	$5,257

Year ended December 31, 2019
Aerospace - Commercial	$2,229	$1,060	$897	$—	$4,186
Aerospace - Defense	475	158	256	—	889
Commercial Transportation	20	227	—	970	1,217
Industrial and Other	596	116	102	(1)	813
Total end-market revenue	$3,320	$1,561	$1,255	$969	$7,105

The Company derived 60%, 69%, and 71% of its revenue for the year ended December 31, 2021, 2020, and 2019, respectively, from aerospace markets.

General Electric Company represented approximately 13% of the Company’s third-party sales for the year ended December 31, 2021, primarily from the Engine Products segment.
E. Restructuring and Other Charges
Restructuring and other charges were comprised of the following:

For the year ended December 31,	2021	2020	2019
Layoff costs	$7	$113	$69
Net reversals of previously recorded layoff reserves	(3)	(21)	(6)
Pension, Other post-retirement benefits (costs) and deferred compensation - net settlement and curtailments	75	69	(7)
Non-cash asset impairments and accelerated depreciation (O)	15	5	442
Net (gain) loss related to divestitures of assets and businesses (U)	(8)	8	63
Other	4	8	21
Restructuring and other charges	$90	$182	$582
Layoff costs were recorded based on approved detailed action plans submitted by the operating locations that specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts or statutory requirements and the expected timetable for completion of the plans.
2021 Actions. In 2021, Howmet recorded Restructuring and other charges of $90, which included a $75 charge for U.K. and U.S. pension plans' settlement accounting; a $15 charge for accelerated depreciation primarily related to the closure of small U.S. manufacturing facilities in Engine Products and Fastening Systems; a $7 charge for layoff costs, including the separation of 253 employees (171 in Engineered Structures, 75 in Engine Products, 6 in Fastening Systems and 1 in Corporate); a $4 charge for impairment of assets associated with an agreement to sell a small manufacturing business in France, and a $4 charge for various other exit costs. These charges were partially offset by a gain of $12 on the sale of assets at a small U.S. manufacturing facility in Fastening Systems and a benefit of $3 related to the reversal of a number of layoff reserves related to prior periods.
As of December 31, 2021, 66 of the 253 employees were separated. The remaining separations for the 2021 restructuring programs are expected to be completed in 2022.
2020 Actions. In 2020, Howmet recorded Restructuring and other charges of $182, which included a $113 charge for layoff costs, including the separation of 4,301 employees (1,706 in Engine Products, 1,675 in Fastening Systems, 805 in Engineered Structures, 92 in Forged Wheels and 23 in Corporate); a $69 net charge for Pension, Other postretirement benefits and deferred compensation - net settlement and curtailments, composed of a $74 charge for U.K. and U.S. pension plans' settlement accounting offset by a $3 benefit from the termination of a deferred compensation plan and a $2 curtailment benefit related to a postretirement plan; a $5 post-closing adjustment related to the sale of the Company’s U.K. forgings business (which was formerly part of the Engine Products segment); a $5 charge for impairment of assets associated with an agreement to sell an aerospace components business in the U.K. (within the Engineered Structures segment), which ultimately did not occur and the business was returned to held for use; $5 charge related to the impairment of a cost method investment; a $2 charge for accelerated depreciation; a $1 charge for impairment of assets due to a facility sale, and a $6 charge for various other exit costs. These charges were partially offset by a benefit of $21 related to the reversal of a number of prior period programs and a gain of $3 on the sale of assets.
As of December 31, 2021, the employee separations associated with the 2020 restructuring programs were essentially complete.
2019 Actions. In 2019, Howmet recorded Restructuring and other charges of $582, which included a $428 charge for impairment of the Disks long-lived asset group; a $69 charge for layoff costs, including the separation of 917 employees (103 in Engine Products, 128 in Engineered Structures, 132 in Fastening Systems, 60 in Forged Wheels and 494 in Corporate); a $46 charge for impairment of assets associated with an agreement to sell the UK forging business; a $14 charge for impairment of properties, plants, and equipment related to the Company’s primary research and development facility; a $13 loss on sale of assets primarily related to a small additive business; a $12 charge for other exit costs from lease terminations primarily related to the exit of the corporate aircraft; a $9 settlement accounting charge for U.S. pension plans; a $5 charge for impairment of a cost method investment; a $2 net charge for executive severance net of the benefit of forfeited executive stock compensation and a $7 charge for other exit costs; partially offset by a benefit of $16 related to the elimination of the life insurance benefit for U.S. salaried and non-bargaining hourly retirees of the Company and its subsidiaries; a benefit of $6 for the reversal of a number of layoff reserves related to prior periods, and a net gain of $1 on the sales of assets.
In 2019, the Company recorded an impairment charge of $428 related to the Disks long-lived asset group, of which $247 and $181 was related to the Engine Products and Engineered Structures segments, respectively, as the carrying value exceeded the forecasted undiscounted cash flows composed of a write-down of properties, plants, and equipment, intangible assets and certain other noncurrent assets. See Note O for additional details.
As of December 31, 2021, the employee separations associated with the 2019 restructuring programs were complete.

Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2018	$13	$9	$22
2019 Activity
Cash payments	(63)	—	(63)
Restructuring and other charges	58	524	582
Other(1)	5	(533)	(528)
Reserve balances at December 31, 2019	$13	$—	$13
2020 Activity
Cash payments	$(51)	$—	$(51)
Restructuring and other charges	161	21	182
Other(2)	(69)	(21)	(90)
Reserve balances at December 31, 2020	$54	$—	$54
2021 Activity
Cash payments	$(41)	$(2)	$(43)
Restructuring and other charges	79	11	90
Other(3)	(75)	(7)	(82)
Reserve balances at December 31, 2021	$17	$2	$19
(1)In 2019, Other for layoff costs included reclassifications of a $16 credit for elimination of life insurance benefits for U.S. salaried and non-bargaining hourly retirees, a charge of $9 for pension plan settlement accounting, as the impacts were reflected in the Company's separate liabilities for Accrued pension benefits and Accrued other postretirement benefits; a $2 net charge for executive severance net of the benefit of forfeited executive stock compensation. In 2019, Other exit costs included a charge of $428 for impairment of the Disks long-lived asset group; a charge of $59 for impairment of assets associated with agreement to sell the U.K. forgings business, and a small additive business; a charge of $14 for impairment of properties, plants, and equipment related to the Company’s primary research and development facility; a charge of $12 for lease terminations; a $5 charge for impairment of a cost method investment, a charge of $7 related to other miscellaneous items and a $9 reclassification of lease exit costs to reduce right of use assets in Other noncurrent assets in accordance with the adoption of the new lease accounting standard; partially offset by a gain of $1 on the sales of assets.
(2)In 2020, Other for layoff costs included $74 in settlement accounting charges related to U.K. and U.S. pension plans, offset by a $3 benefit from the termination of a deferred compensation plan and a $2 curtailment benefit related to a postretirement plan; while Other exit costs included a charge of $5 for impairment of assets; a $5 post-closing adjustment related to the sale of a business; a $5 charge related to the impairment of a cost method investment; a $2 charge for accelerated depreciation; a $1 charge for impairment of assets due to a facility closure and a $6 charge for various other exit costs, which were offset by a gain of $3 on the sale of assets.
(3)In 2021, Other for layoff costs included $75 in settlement accounting charges related to U.K. and U.S. pension plans; while Other exit costs included a charge of $15 for accelerated depreciation and a $4 charge for various other exit costs, which were offset by a gain of $12 on the sale of assets.
The remaining reserves at December 31, 2021 are expected to be paid in cash during 2022.
F. Interest Cost Components

For the year ended December 31,	2021	2020	2019
Amount charged to interest expense, net	$259	$317	$338
Loss on debt redemption	146	64	—
Amount capitalized	8	11	33
Total	$413	$392	$371

G. Other Expense, Net

For the year ended December 31,	2021	2020	2019
Non-service related net periodic benefit cost (H)	$9	$26	$17
Interest income	(2)	(5)	(24)
Foreign currency losses (gains), net	2	(11)	5
Net loss from asset sales	9	8	10
Deferred compensation	8	10	24
Other, net(1)	(7)	46	(1)
Total	$19	$74	$31
(1)In 2020, Other, net included a charge from the write-off of a tax indemnification receivable of $53 reflecting the aggregate of Alcoa Corporation’s 49% share and Arconic Corporation's 33.66% share of a Spanish tax reserve (see Note V).
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
Howmet also maintains health care and life insurance postretirement benefit plans covering eligible U.S. retired employees. Generally, the medical plans are unfunded and pay a percentage of medical expenses, reduced by deductibles and other coverage. Life benefits are generally provided by insurance contracts. Howmet retains the right, subject to existing agreements, to change or eliminate these benefits. All salaried and certain non-bargaining hourly U.S. employees hired after January 1, 2002 and certain bargaining hourly U.S. employees hired after July 1, 2010, are not eligible for postretirement health care benefits. All salaried and certain hourly U.S. employees that retire on or after April 1, 2008 are not eligible for postretirement life insurance benefits. Effective May 1, 2019, salaried employees and retirees are not eligible for postretirement life insurance benefits.
Effective January 1, 2015, Howmet no longer offers postretirement health care benefits to Medicare-eligible, primarily non-bargaining, U.S. retirees through Company-sponsored plans. Qualifying retirees may access these benefits in the marketplace by purchasing coverage directly from insurance carriers. Subsidies to these retirees ceased effective December 31, 2021. Some of these retirees remain eligible for Medicare Part B reimbursement.
In 2019, the Company communicated to plan participants that for its U.S. salaried and non-bargained hourly retirees of the Company and its subsidiaries, it would eliminate the life insurance benefit effective May 1, 2019, and certain health care subsidies effective December 31, 2019. As a result of these changes in 2019, the Company recorded a decrease to the Accrued other postretirement benefits liability of $75, which was offset by a curtailment benefit of $58 (of which $16 was recorded in Restructuring and other charges and $42 related to Arconic Corporation in Discontinued Operations) and $17 in Accumulated other comprehensive loss.
In June 2019, the Company and the United Steelworkers (“USW”) reached a tentative three-year labor agreement that was ratified on July 11, 2019 covering approximately 3,400 employees at four U.S. locations of Arconic Corporation; the previous labor agreement expired on May 15, 2019. In 2019, the Company recognized $9 in Discontinued operations in the Statement of Consolidated Operations primarily for a one-time signing bonus for employees. Additionally, on July 25, 2019, the USW ratified a new four-year labor agreement covering approximately 560 employees at the Company’s Niles, Ohio facility. The prior labor agreement expired on June 30, 2018.
In 2021, 2020, and 2019, the Company applied settlement accounting to U.S. pension plans due to lump sum payments to participants, which resulted in settlement charges of $12, $8, and $9, respectively, that were recorded in Restructuring and other charges.

In 2021 and 2020, the Company undertook a number of actions to reduce pension obligations in the U.K. by offering lump sum payments to certain plan participants and entering into group annuity contracts with a third-party carrier to pay and administer future annuity payments. The Company applied settlement accounting to these U.K. pension plans, which resulted in settlement charges of $23 and $66, respectively, that were recorded in Restructuring and other charges in the Statement of Consolidated Operations. These actions reduced the number of pension plan participants in the U.K. by approximately 70%.
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
On March 11, 2021, the American Rescue Plan Act of 2021 (“ARPA 2021”) was signed into law in the United States. ARPA 2021, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. Considering the impact of ARPA 2021, Howmet’s pension contributions and other postretirement benefit payments in 2021 were approximately $110.
In October 2021, the Company undertook additional actions to reduce gross pension obligations by $125 by purchasing group annuity contracts with a third-party carrier to pay and administer future annuity payments. These actions resulted in a settlement charge of $34 and were recorded in Restructuring and other charges in the fourth quarter ended December 31, 2021 in the Statement of Consolidated Operations. The funded status of the plans have not been significantly impacted.
The funded status of all of Howmet’s pension plans are measured as of December 31 each calendar year. Howmet’s funded status under the Employee Retirement Income Security Act of 1974 (“ERISA”) was approximately 76% as of January 1, 2021.

Obligations and Funded Status

	Pension benefits		Other postretirement benefits
December 31,	2021	2020	2021	2020
Change in benefit obligation
Benefit obligation at beginning of year	$2,713	$7,249	$215	$786
Transfer to Arconic Corporation	—	(4,355)	—	(569)
Service cost	4	6	2	2
Interest cost	47	71	5	7
Amendments	3	6	(31)	(11)
Actuarial (gains) losses(1)	(55)	313	(10)	14
Settlements	(275)	(398)	—	—
Benefits paid	(140)	(153)	(17)	(17)
Medicare Part D subsidy receipts	—	—	1	3
Foreign currency translation impact	(1)	(26)	—	—
Benefit obligation at end of year(2)	$2,296	$2,713	$165	$215
Change in plan assets(2)
Fair value of plan assets at beginning of year	$1,724	$4,868	$—	$—
Transfer to Arconic Corporation	—	(2,982)	—	—
Actual return on plan assets	124	203	—	—
Employer contributions	96	227	—	—
Benefits paid	(123)	(136)	—	—
Administrative expenses	(12)	(12)	—	—
Settlement payments	(277)	(413)	—	—
Foreign currency translation impact	(1)	(31)	—	—
Fair value of plan assets at end of year(2)	$1,531	$1,724	$—	$—
Funded status	$(765)	$(989)	$(165)	$(215)
Amounts recognized in the Consolidated Balance Sheet consist of:
Noncurrent assets	$22	$12	$—	$—
Current liabilities	(16)	(16)	(12)	(17)
Noncurrent liabilities	(771)	(985)	(153)	(198)
Net amount recognized	$(765)	$(989)	$(165)	$(215)
Amounts recognized in Accumulated Other Comprehensive Loss consist of:
Net actuarial loss	$1,067	$1,274	$11	$22
Prior service cost (benefit)	3	6	(49)	(28)
Net amount recognized, before tax effect	$1,070	$1,280	$(38)	$(6)
Other changes in plan assets and benefit obligations recognized in Other Comprehensive Loss consist of:
Net actuarial (benefit) loss	$(81)	$166	$(10)	$14
Amortization of accumulated net actuarial (loss) gain	(125)	(123)	—	1
Loss transferred to Arconic Corporation	—	(2,144)	—	(170)
Prior service cost (benefit)	3	5	(31)	(11)
Amortization of prior service benefit	(7)	—	9	5
Prior service credit transferred to Arconic Corporation	—	—	—	13
Net amount recognized, before tax effect	$(210)	$(2,096)	$(32)	$(148)

(1)At December 31, 2021, the actuarial gains impacting the benefit obligation were due to changes in discount rate, alternative interest cost method, actual asset returns in excess of expected returns and other changes including census data.
(2)At December 31, 2021, the benefit obligation, fair value of plan assets, and funded status for U.S. pension plans were $2,039, $1,278, and $(761), respectively. At December 31, 2020, the benefit obligation, fair value of plan assets, and funded status for U.S. pension plans were $2,327, $1,361, and $(966), respectively.
Pension Plan Benefit Obligations

	Pension benefits
	2021	2020
The projected benefit obligation and accumulated benefit obligation for all defined benefit pension plans were as follows:
Projected benefit obligation	$2,296	$2,713
Accumulated benefit obligation	2,293	2,707
The aggregate projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were as follows:
Projected benefit obligation	1,982	2,364
Fair value of plan assets	1,193	1,364
The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows:
Accumulated benefit obligation	1,981	2,359
Fair value of plan assets	1,193	1,364

Components of Net Periodic Benefit Cost

	Pension benefits(1)			Other postretirement benefits(2)
For the year ended December 31,	2021	2020	2019	2021	2020	2019
Service cost	$4	$12	$25	$2	$3	$7
Interest cost	47	97	235	5	10	28
Expected return on plan assets	(90)	(136)	(286)	—	—	—
Recognized net actuarial loss	56	78	139	—	3	4
Amortization of prior service cost (benefit)	1	—	2	(9)	(6)	(6)
Settlements(3)	69	76	9	—	—	—
Curtailments(4)	6	—	—	—	(2)	(58)
Net periodic benefit cost(5)	$93	$127	$124	$(2)	$8	$(25)
Discontinued operations	—	20	95	—	6	(15)
Net amount recognized in Statement of Consolidated Operations	$93	$107	$29	$(2)	$2	$(10)
(1)In 2021, 2020, and 2019, net periodic benefit cost for U.S. pension plans was $61, $58, and $127, respectively.
(2)In 2021, 2020, and 2019, net periodic benefit cost for other postretirement benefits reflects a reduction of less than $1, $1, and $11, respectively, related to the recognition of the federal subsidy awarded under Medicare Part D.
(3)In 2021, settlements were related to U.S. and U.K. actions including the purchase of group annuity contracts and lump sum benefit payments. In 2020, settlements were related to U.K. actions including lump sum benefit payments and the purchase of group annuity contracts as well as U.S. lump sum benefit payments. In 2019, settlements were due to workforce reductions and the payment of lump sum benefits. (See Note E)
(4)In 2021, the curtailment was due to plan termination. In 2020, the curtailment was due to workforce reductions. In 2019, curtailments were due to a reduction of future benefits, resulting in the recognition of favorable and unfavorable plan amendments.

(5)Service cost was included within Cost of goods sold, Selling, general administrative, and other expenses, and Research and development expenses; curtailments and settlements were included in Restructuring and other charges; and all other cost components were recorded in Other expense, net in the Statement of Consolidated Operations.
Assumptions
Weighted average assumptions used to determine benefit obligations for pension and other postretirement benefit plans were as follows:

December 31,	2021	2020
Discount rate	2.70%	2.40%
Cash balance plan interest crediting rate	3.00%	3.00%
The U.S. discount rate is determined using a Company-specific yield curve model (above-median) developed with the assistance of an external actuary while both the U.K. and Canada utilize models developed internally by their respective actuary. The cash flows of the plans’ projected benefit obligations are discounted using a single equivalent rate derived from yields on high quality corporate bonds, which represent a broad diversification of issuers in various sectors, including finance and banking, industrials, transportation, and utilities, among others. The yield curve models parallel the plans’ projected cash flows, which have a global average duration of 11 years. The underlying cash flows of the bonds included in the models exceed the cash flows needed to satisfy the Company’s plans’ obligations multiple times.
Benefit accruals for future compensation under the Company’s major salaried and non-bargained hourly defined benefit pension plans have ceased. The rate of compensation increase no longer impacts the determination of the benefit obligation.
Weighted average assumptions used to determine net periodic benefit cost for pension and other postretirement benefit plans were as follows:

	2021	2020	2019
Discount rate to calculate service cost(1)	2.80%	3.30%	4.30%
Discount rate to calculate interest cost(1)	2.10%	2.70%	3.90%
Expected long-term rate of return on plan assets	6.20%	6.00%	5.60%
Rate of compensation increase(2)	—%	—%	3.50%
Cash balance plan interest crediting rate	3.00%	3.00%	3.00%
(1)In all periods presented, the respective global discount rates were used to determine net periodic benefit cost for most pension plans for the full annual period. However, the discount rates for a limited number of plans were updated during 2021, 2020, and 2019 to reflect the remeasurement of these plans due to new union labor agreements, settlements, and/or curtailments. The updated discount rates used were not significantly different from the discount rates presented.
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
For 2021, 2020, and 2019, the U.S. expected long-term rate of return used by management was based on the prevailing and planned strategic asset allocations, as well as estimates of future returns by asset class. These rates were within the respective range of the 20-year moving average of actual performance and the expected future return developed by asset class. For 2022, management anticipates that 7.00% will continue to be the expected long-term rate of return for the U.S. Pension plans. EROA assumptions are developed by country. Annual changes in the weighted average EROA are impacted by the relative size of the assets by country.

Assumed health care cost trend rates for U.S. other postretirement benefit plans were as follows:

	2021	2020	2019
Health care cost trend rate assumed for next year	5.50%	5.50%	5.50%
Rate to which the cost trend rate gradually declines	4.50%	4.50%	4.50%
Year that the rate reaches the rate at which it is assumed to remain	2024	2023	2023
The assumed health care cost trend rate is used to measure the expected cost of gross eligible charges covered by Howmet’s other postretirement benefit plans. For 2022, a 5.50% trend rate will be used, reflecting management’s best estimate of the change in future health care costs covered by the plans. The plans’ actual annual health care cost trend experience over the past three years has ranged from 2.20% to 5.70%. Management does not believe this three-year range is indicative of expected increases for future health care costs over the long-term.
Plan Assets
Howmet’s pension plans’ investment policy at December 31, 2021 by asset class, were as follows:

Asset class	Policy range(1)
Equities	20–55%
Fixed income	25–55%
Other investments	15–35%
(1)Policy range is for U.S. plan assets only, as both the U.K. and Canadian asset investment allocations are controlled by a third-party trustee with input from Howmet.
The principal objectives underlying the investment of the pension plans’ assets are to ensure that Howmet can properly fund benefit obligations as they become due under a broad range of potential economic and financial scenarios, maximize the long-term investment return with an acceptable level of risk based on such obligations, and broadly diversify investments across and within various asset classes to protect asset values against adverse movements. Specific objectives for long-term investment strategy include reducing the volatility of pension assets relative to pension liabilities, and attaining and maintaining a sufficiently funded status. The use of derivative instruments is permitted where appropriate and necessary for achieving overall investment policy objectives. The investment strategy uses long duration cash bonds and derivative instruments to offset a portion of the interest rate sensitivity of U.S. pension liabilities. Exposure to broad equity risk is decreased and diversified through investments in hedge funds, private equity, private credit, private real estate, high-yield bonds, global and emerging market debt, and global and emerging market equities. Investments are further diversified by strategy, asset class, geography, and sector to enhance returns and mitigate downside risk. A large number of external investment managers are used to gain broad exposure to the financial markets and to mitigate manager-concentration risk.
Investment practices comply with the requirements of ERISA and other applicable laws and regulations.
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
The following table presents the fair value of pension plan assets classified under the appropriate level of the fair value hierarchy or net asset value:

December 31, 2021	Level 1	Level 2	Net Asset Value	Total
Equities:
Equity securities	$2	$197	$409	$608
Long/short equity hedge funds	—	—	60	60
Private equity	—	—	126	126
	$2	$197	$595	$794
Fixed income:
Intermediate and long duration government/credit	$124	$328	$—	$452
Other	15	119	—	134
	$139	$447	$—	$586
Other investments:
Real estate	$—	$—	$64	$64
Discretionary and systematic macro hedge funds	—	—	47	47
Other	—	—	23	23
	$—	$—	$134	$134
Net plan assets(1)	$141	$644	$729	$1,514

December 31, 2020	Level 1	Level 2	Net Asset Value	Total
Equities:
Equity securities	$274	$89	$68	$431
Long/short equity hedge funds	—	—	77	77
Private equity	—	—	87	87
	$274	$89	$232	$595
Fixed income:
Intermediate and long duration government/credit	$78	$579	$31	$688
Other	63	254	—	317
	$141	$833	$31	$1,005
Other investments:
Real estate	$31	$—	$52	$83
Discretionary and systematic macro hedge funds	—	—	94	94
Other	—	—	23	23
	$31	$—	$169	$200
Net plan assets(2)	$446	$922	$432	$1,800
(1)As of December 31, 2021, the total fair value of pension plans’ assets excludes a net receivable of $17, which represents securities purchased and sold but not yet settled plus interest and dividends earned on various investments.
(2)As of December 31, 2020, the total fair value of pension plans’ assets excludes a net payable of $76, which represents securities purchased and sold but not yet settled plus interest and dividends earned on various investments.
Funding and Cash Flows
It is Howmet’s policy to fund amounts for pension plans sufficient to meet the minimum requirements set forth in the benefits laws and tax laws of the applicable country. Periodically, Howmet contributes additional amounts as deemed appropriate. In 2021 and 2020, cash contributions to Howmet’s pension plans were $96 and $227, respectively, which includes $12 and $25, respectively, contributed to the Company’s U.S. plans that was in excess of the minimum required under ERISA.
The contributions to the Company’s pension plans in 2022 are estimated to be $44 (of which $35 is for U.S. plans), all of which are minimum required contributions.

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
Due to the plan administration change of certain Medicare-eligible prescription drug benefits to an Employer Group Waiver Plan with a wrap-around secondary plan, there will be no direct Medicare Part D subsidy receipts going forward. Benefit payments expected to be paid to pension and other postretirement benefit plans’ participants are as follows utilizing the current assumptions outlined above:

For the year ended December 31,	Pension benefits paid	Other post- retirement benefits
2022	$152	$12
2023	149	12
2024	145	12
2025	145	11
2026	141	11
2027 - 2031	671	53
	$1,403	$111
Defined Contribution Plans
Howmet sponsors savings and investment plans in various countries, primarily in the U.S. Howmet’s contributions and expenses related to these plans were $66, $73, and $87 in 2021, 2020, and 2019, respectively. U.S. employees may contribute a portion of their compensation to the plans, and Howmet matches a portion of these contributions in equivalent form of the investments elected by the employee.
I. Income Taxes
The components of income from continuing operations before income taxes were as follows:

For the year ended December 31,	2021	2020	2019
United States	$28	$84	$128
Foreign	296	87	82
Total	$324	$171	$210

The provision for income taxes consisted of the following:

For the year ended December 31,	2021	2020	2019
Current:
Federal(1)	$(9)	$(2)	$—
Foreign	39	2	86
State and local	(2)	(2)	—
	28	(2)	86
Deferred:
Federal	22	(67)	33
Foreign	11	11	(41)
State and local	5	18	6
	38	(38)	(2)
Total	$66	$(40)	$84
(1)Includes U.S. taxes related to foreign income.
A reconciliation of the U.S. federal statutory rate to Howmet’s effective tax rate was as follows (the effective tax rate for 2021 and 2019 was a provision on income and 2020 was a benefit on income):

For the year ended December 31,	2021	2020	2019
U.S. federal statutory rate	21.0%	21.0%	21.0%
Foreign tax rate differential	(0.7)	(1.2)	10.9
U.S. and residual tax on foreign earnings(1)	6.5	5.6	15.3
U.S. State and local taxes	1.0	2.2	0.8
Federal (cost) benefit of state tax	(0.3)	(2.0)	1.2
Permanent differences related to asset disposals and items included in restructuring and other charges	(0.3)	6.8	(1.3)
Non-deductible officer compensation	1.6	3.5	4.9
Statutory tax rate and law changes(2)	1.0	(15.9)	(0.6)
Tax holidays	(0.4)	(0.4)	(8.2)
Tax credits(3)	(10.4)	(0.4)	(1.3)
Changes in valuation allowances(4)	5.1	74.8	(52.2)
Changes in uncertain tax positions(5)	—	(116.9)	0.3
Prior year tax adjustments(6)	(3.7)	(1.7)	44.3
Other	—	1.2	4.9
Effective tax rate	20.4%	(23.4)%	40.0%
(1)It is Howmet’s policy to treat taxes due from future inclusions in U.S. taxable income related to GILTI as a current period expense when incurred.
(2)In 2020, final regulations were issued that provided an election to exclude from GILTI any foreign earnings subject to a local country tax rate of at least 90% of the U.S. tax rate. The Company recorded a $30 benefit related to this tax law change.
(3)In 2021, a $32 benefit for income tax credits related to development incentives in Hungary was recognized.
(4)In 2020, a $104 valuation allowance was recorded related to deferred tax assets that were previously subject to a reserve that was otherwise released in 2020 as a result of a favorable Spanish tax case decision. In 2019, the Company released a $112 valuation allowance related to 2015 and 2016 foreign tax credits, subsequent to filing U.S. amended tax returns to deduct, rather than credit, foreign taxes.
(5)In 2020, the Company released a $64 reserve liability and a $104 reserve recorded as a contra balance against deferred tax assets as a result of a favorable Spanish tax case decision. A $30 benefit related to a previously uncertain U.S. tax position was also recognized in 2020.

(6)In 2019, the Company filed U.S. amended tax returns to deduct, rather than credit, 2015 and 2016 foreign taxes resulting in a $112 tax cost associated with the write-off of the deferred tax asset for the credit, partially offset by a $24 tax benefit for the deduction.

The components of net deferred tax assets and liabilities were as follows:

	2021		2020
December 31,	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities
Depreciation	$8	$538	$21	$506
Employee benefits	300	3	364	—
Loss provisions	20	1	24	1
Deferred income/expense	50	1,098	41	1,033
Interest	105	—	3	—
Tax loss carryforwards	3,226	—	3,267	—
Tax credit carryforwards	358	—	378	—
Other	10	7	7	13
	$4,077	$1,647	$4,105	$1,553
Valuation allowance	(2,279)	—	(2,307)	—
	$1,798	$1,647	$1,798	$1,553

The following table details the expiration periods of the deferred tax assets presented above:

December 31, 2021	Expires within 10 years	Expires within 11-20 years	No Expiration(1)	Other(2)	Total
Tax loss carryforwards	$422	$580	$2,224	$—	$3,226
Tax credit carryforwards	278	66	14	—	358
Other(3)	—	—	424	69	493
Valuation allowance	(637)	(293)	(1,329)	(20)	(2,279)
	$63	$353	$1,333	$49	$1,798
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
The total deferred tax asset (net of valuation allowance) is supported by projections of future taxable income exclusive of reversing temporary differences (10%), and taxable temporary differences that reverse within the carryforward period (90%).
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
It is Howmet’s policy to apply a tax law ordering approach when considering the need for a valuation allowance on net operating losses expected to offset GILTI income inclusions. Under this approach, reductions in cash tax savings are not considered as part of the valuation allowance assessment. Instead, future GILTI inclusions are considered a source of taxable income that support the realizability of deferred tax assets.
Howmet’s foreign tax credits in the United States have a 10-year carryforward period with expirations ranging from 2022 to 2027 (as of December 31, 2021). Valuation allowances were initially established in prior years on a portion of the foreign tax credit carryforwards, primarily due to insufficient foreign source income to allow for full utilization of the credits within the expiration period. Foreign tax credits of $22 and $88 expired at the end of 2021 and 2019, respectively, resulting in a corresponding decrease to the valuation allowance. The valuation allowance was also reduced in 2021 by $9 as a result of updated U.S. regulatory guidance concerning the utilization of foreign tax credits in connection with the one-time transition tax on the deemed repatriation of previously non-taxed post-1986 earnings and profits of certain foreign subsidiaries enacted as part of the 2017 Act, and by $4 as a result of a corresponding reduction in the deferred tax asset related to suspended foreign tax credits. The valuation allowance was also reduced by $113 in 2019 as a result of the Company filing amended tax returns to deduct foreign taxes that were previously claimed as a U.S. foreign tax credit. At December 31, 2021, the cumulative amount of the valuation allowance was $180. The need for this valuation allowance will be reassessed on a continuous basis in future periods and, as a result, the allowance may increase or decrease based on changes in facts and circumstances.
During 2021, the Company concluded that it would not pursue a deduction related to a capital investment for which a deferred tax asset of $9 and offsetting valuation allowance had previously been recorded. As such, both the deferred tax asset and the valuation allowance were eliminated. The need for valuation allowances against other capital investments will be reassessed on a continuing basis. As of December 31, 2021, there is no valuation allowance recorded related to capital investments.
The Company recorded a net $3 increase, $20 increase, and $11 decrease to U.S. state valuation allowances in 2021, 2020 and 2019, respectively. After weighing all available positive and negative evidence, the Company determined the adjustments based on the underlying net deferred tax assets that were more likely than not realizable based on projected taxable income. Changes in fully reserved U.S. state tax losses, credits and other deferred tax assets resulting from expirations, audit adjustments, tax rate, and tax law changes also resulted in a corresponding net $20 increase, $58 decrease, and $5 increase in the valuation allowance in 2021, 2020, and 2019, respectively. Valuation allowances of $632 remain against state deferred tax assets expected to expire before utilization. The need for valuation allowances against state deferred tax assets will be reassessed on a continuous basis in future periods and, as a result, the allowance may increase or decrease based on changes in facts and circumstances.
In 2021, after weighing all available evidence, the Company recognized a discrete income tax cost to establish a valuation allowance of $8 in Switzerland. In 2020, the Company increased a valuation allowance by $104 as a result of releasing a tax reserve following a favorable Spanish tax case decision. The need for valuation allowances will be reassessed by entity and by jurisdiction on a continuous basis in future periods and, as a result, the allowances may increase or decrease based on changes in facts and circumstances.
The following table details the changes in the valuation allowance:

December 31,	2021	2020	2019
Balance at beginning of year	$2,307	$2,121	$2,357
Increase to allowance	113	136	19
Release of allowance	(94)	(50)	(211)
Acquisitions and divestitures	—	—	(2)
Tax apportionment, tax rate and tax law changes	63	(23)	(13)
Foreign currency translation	(110)	123	(29)
Balance at end of year	$2,279	$2,307	$2,121
Foreign U.S. GAAP earnings that have not otherwise been subject to U.S. tax, will generally be exempt from future U.S. tax under the 2017 Act when distributed. Such distributions, as well as distributions of previously taxed foreign earnings, could potentially be subject to U.S. state tax in certain states, and foreign withholding taxes. Foreign currency gains/losses related to the translation of previously taxed earnings from functional currency to U.S. dollars could also be subject to U.S. tax when distributed. The Company has made the determination to no longer permanently reinvest earnings in certain subsidiaries and has consequently recognized $9 of tax charges related to withholding tax and capital gains on amounts distributable in those entities in excess of tax basis. To the extent that additional earnings are distributed from other foreign subsidiaries, Howmet would expect the potential withholding tax, U.S. state tax, and U.S. capital gains tax impacts to be immaterial and the potential deferred tax liability associated with future currency gains to be impracticable to determine.
Howmet and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With a few minor exceptions, Howmet is no longer subject to income tax examinations by tax authorities for years prior to 2014. All U.S. tax years prior to 2021 have been audited by the Internal Revenue Service. Various state and foreign jurisdiction tax authorities are in the process of examining the Company’s income tax returns for various tax years through 2020. The Company had net cash income tax payments of $53 and $122 in 2021 and 2019, respectively, and net cash refunds of $33 in 2020.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) was as follows:

December 31,	2021	2020	2019
Balance at beginning of year	$2	$176	$148
Additions for tax positions of the current year	—	—	34
Additions for tax positions of prior years	—	—	—
Reductions for tax positions of prior years	—	(182)	(1)
Settlements with tax authorities	—	(1)	—
Expiration of the statute of limitations	—	—	(2)
Foreign currency translation	—	9	(3)
Balance at end of year	$2	$2	$176
For all periods presented, a portion of the balance pertains to state tax liabilities, which are presented before any offset for federal tax benefits. The effect of unrecognized tax benefits, if recorded, that would impact the annual effective tax rate for 2021, 2020, and 2019 would be approximately 1%, 1%, and 36%, respectively, of pre-tax book income. Howmet does not anticipate that changes in its unrecognized tax benefits will have a material impact on the Statement of Consolidated Operations during 2022.
It is Howmet’s policy to recognize interest and penalties related to income taxes as a component of the Provision for income taxes in the Statement of Consolidated Operations. Howmet recognized interest of less than $1, $2, and $6 in 2021, 2020, and 2019, respectively. Due to the expiration of the statute of limitations, settlements with tax authorities, reductions in prior accruals, and refunded overpayments, Howmet recognized interest income of $3, $25, and less than $1 in 2021, 2020, and 2019, respectively. As of December 31, 2021, 2020, and 2019, the amount accrued for the payment of interest and penalties was less than $1, $2, and $23, respectively.
J. Preferred and Common Stock
Preferred Stock. Howmet has two classes of preferred stock: $3.75 Cumulative Preferred Stock (“Class A Preferred Stock”) and Class B Serial Preferred Stock. Class A Preferred Stock has 660,000 shares authorized at a par value of $100 per share with an annual $3.75 cumulative dividend preference per share. There were 546,024 shares of Class A Preferred Stock outstanding at December 31, 2021 and 2020. Class B Serial Preferred Stock has 10,000,000 shares authorized as a par value of $1 per share. There were no shares of Class B Serial Preferred Stock outstanding at December 31, 2021 and 2020.
Common Stock. At December 31, 2021, there were 600,000,000 shares authorized and 421,691,912 shares issued and outstanding. Dividends paid were $0.04 per share in 2021 ($0.02 per share in each of the third and fourth quarters of 2021), $0.02 per share in 2020 (all in the first quarter of 2020), and $0.12 per share in 2019 ($0.06 per share in the first quarter of 2019 and $0.02 per share in each of the second, third, and fourth quarters of 2019).
As of December 31, 2021, 47 million shares of common stock were reserved for issuance under Howmet’s stock-based compensation plans. As of December 31, 2021, 31 million shares remain available for issuance. Howmet issues new shares to satisfy the exercise of stock options and the conversion of stock awards.
In July 2015, through the acquisition of RTI International Metals Inc. (“RTI”), the Company assumed the obligation to repay two tranches of convertible debt; one tranche was due and settled in cash on December 1, 2015 (principal amount of $115) and the other tranche was due and settled in cash on October 15, 2019 (principal amount of $403). No shares of the Company’s common stock were issued in connection with the maturity or final conversion of this convertible debt.

Common Stock Outstanding and Share Activity (number of shares)

Balance at December 31, 2018	483,270,717
Issued for stock-based compensation plans	4,436,830
Repurchase and retirement of common stock	(54,852,364)
Balance at December 31, 2019	432,855,183
Issued for stock-based compensation plans	3,896,119
Repurchase and retirement of common stock	(3,844,925)
Balance at December 31, 2020	432,906,377
Issued for stock-based compensation plans	2,195,681
Repurchase and retirement of common stock	(13,410,146)
Balance at December 31, 2021	421,691,912
The following table provides details for share repurchases during 2021, 2020, and 2019:

	Number of shares	Average price per share(1)	Total
May 2021/June 2021 accelerated share repurchase (“ASR”) total	5,878,791	$34.02	$200

August 2021 open market repurchase	769,274	$32.50	$25

October 2021 open market repurchase	879,307	$30.71	$27

November 2021 open market repurchase	2,336,733	$30.79	$72

December 2021 open market repurchase	3,546,041	$29.91	$106

2021 Share repurchase total	13,410,146	$32.07	$430

August/September 2020 open market repurchase	2,907,094	$17.36	$51

November 2020 open market repurchase	937,831	$23.99	$22

2020 Share repurchase total	3,844,925	$18.98	$73

February 2019 ASR total	36,434,423	$19.21	$700

May 2019 ASR total	9,016,981	$22.18	$200

August 2019 ASR total	7,774,279	$25.73	$200

November 2019 open market repurchase	1,626,681	$30.74	$50

2019 Share repurchase total	54,852,364	$20.97	$1,150
(1)Excludes commissions cost.
The total value of shares repurchased during 2021, 2020, and 2019 were $430, $73, and $1,150, respectively. All of the shares repurchased during 2021, 2020, and 2019 were immediately retired. After giving effect to the share repurchases made through December 31, 2021, approximately $1,347 remained available for share repurchases as of January 1, 2022 under the prior authorizations by the Board. Under the Company’s share repurchase programs (the “Share Repurchase Programs”), the Company may repurchase shares by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements or other derivative transactions. There is no stated expiration for the Share Repurchase Programs. Under its Share Repurchase Programs, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations, including limits under the Company’s Five-Year Revolving Credit Agreement (see Note R). The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the Share Repurchase Programs may be suspended, modified or terminated at any time without prior notice.

In January 2022, the Company repurchased approximately 3 million shares of its common stock under the Share Repurchase Programs at an average price of $33.81 per share (excluding commissions cost) for approximately $100 in cash. After the share repurchases made through January 31, 2022, approximately $1,247 remains authorized for common stock share repurchases. Fully diluted shares outstanding as of January 31, 2022 were approximately 425 million.
Stock-Based Compensation
Howmet has a stock-based compensation plan under which stock options and/or restricted stock unit awards are granted, generally, in the first half of each year to eligible employees. Stock options are granted at the closing market price of Howmet’s common stock on the date of grant and typically vest over a three-year service period (1/3 each year) with a ten-year contractual term. Restricted stock unit awards typically vest over a three-year service period from the date of grant. As part of Howmet’s stock-based compensation plan design, individuals who are retirement-eligible have a six-month requisite service period in the year of grant. Certain of the restricted stock unit awards include performance and market conditions and are granted to certain eligible employees. In 2020 and 2019, performance stock awards were granted to a senior executive that vest either based on achievement of the Arconic Inc. Separation Transaction (see Note C for further details) or the achievement of certain stock price thresholds. For performance stock awards granted in 2021 and for annual performance awards granted in 2020, the final number of shares earned will be based on Howmet’s achievement of profitability targets over the respective performance periods and will be earned at the end of the third year. Performance stock awards granted in the first quarter of 2019 were converted to restricted stock unit awards (at target), in order to address the pending Arconic Inc. Separation Transaction. For performance stock awards granted in 2018, in order to address the pending Arconic Inc. Separation Transaction, the final number of shares earned was based on Howmet’s achievement of sales and profitability targets over performance periods in 2018 and 2019. Additionally, the annual 2021 and 2020 performance stock awards will be scaled by a total shareholder return (“TSR”) multiplier, which depends upon relative performance against the TSRs of a group of peer companies.
In conjunction with their employment agreements, certain current and former executives were granted cash bonus awards based on the achievement of certain stock price thresholds. These awards are liability classified and were marked-to-market each quarter using a Monte Carlo simulation. The stock price thresholds were fully reached. The cash payment of $23 occurred in 2021 in accordance with the terms of the agreements.
In 2021, 2020, and 2019, Howmet recognized stock-based compensation expense of $40 ($36 after-tax), $46 ($42 after-tax), and $69 ($63 after-tax), respectively. Senior executive performance awards granted in April 2020 were modified in June 2020, resulting in incremental compensation expense of $12, which is amortized over the remaining service period ending April 1, 2023. Additionally, the effect of the Arconic Inc. Separation Transaction was a modification of the original stock options and restricted stock award units. The modifications were designed with the intention that the intrinsic value of the stock option or stock award were the same both previous to and after the adjustments. An immaterial charge was recorded to Restructuring and other charges related to the modification.
Substantially all compensation expense recorded in 2021 relates to restricted stock unit awards. Cash bonus awards of $2 and $21 were recorded in 2020, and 2019, respectively. Of the remaining stock-based compensation expense in 2020 and 2019, more than 95% relates to restricted stock unit awards. No stock-based compensation expense was capitalized in any of those years. Stock-based compensation expense was reduced by $2 in 2021 and $3 in 2019 for certain executive pre-vest cancellations, which were recorded in Restructuring and other charges within the Statement of Consolidated Operations. At December 31, 2021, there was $68 (pre-tax) of unrecognized compensation expense related to non-vested restricted stock unit award grants. This expense is expected to be recognized over a weighted average period of 1.8 years.
Stock-based compensation expense is based on the grant date fair value of the applicable equity grant. For restricted stock unit awards, the fair value is equivalent to the closing market price of Howmet’s common stock on the date of grant. The weighted average grant date fair value per share of the 2021 and 2020 performance stock awards with a market condition scaled by a TSR multiplier is $43.41 and $21.33, respectively. The weighted average grant date fair value per share of the April 2020 senior executive performance stock awards with a market condition (achievement of certain stock price thresholds) is $2.57. The weighted average grant date fair value per share of the 2019 performance stock awards with a market condition (achievement of certain stock price thresholds) is $11.93. The 2021, 2020, and 2019 performance awards were valued using a Monte Carlo model. A Monte Carlo simulation uses assumptions of stock price behavior to estimate the probability of satisfying market conditions and the resulting fair value of the award. The risk-free interest rate (0.2% in 2021, 0.3% in 2020, and in 1.6% in 2019) was based on a yield curve of interest rates at the time of the grant based on the remaining performance period. In 2021 and 2020, volatility of 56.0% and 48.3%, respectively, was estimated using a blended rate of Howmet's historical volatility and a peer-based volatility due to the Arconic Inc. Separation Transaction and the related changes in the nature of the business. In 2019, volatility of 33.4% was estimated using implied and historical volatility. There were no stock options issued in 2021, 2020, and 2019.

The activity for stock options and stock awards during 2021 was as follows (options and awards in millions):

	Stock options		Stock awards
	Number of options	Weighted average exercise price per option	Number of awards	Weighted average FMV per award
Outstanding, December 31, 2020	3	$24.47	9	$13.68
Granted	—	—	2	32.15
Exercised	(1)	21.70	—	—
Converted	—	—	(2)	19.52
Expired or forfeited	—	34.68	(1)	20.94
Outstanding, December 31, 2021	2	$23.64	8	$16.19

As of December 31, 2021, the stock options outstanding had a weighted average remaining contractual life of 2.6 years and a total intrinsic value of $15. All of the stock options outstanding were fully vested and exercisable. In 2021, 2020, and 2019, the cash received from stock option exercises was $22, $33, and $56 and the total tax benefit realized from these exercises was $2, $3, and $4, respectively. The total intrinsic value of stock options exercised during 2021, 2020, and 2019 was $10, $14, and $17, respectively. The total intrinsic value of stock awards converted during 2021, 2020, and 2019 was $55, $104, and $48, respectively.
K. Earnings Per Share
Basic earnings per share (“EPS”) amounts are computed by dividing earnings, after the deduction of preferred stock dividends declared, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.
The information used to compute basic and diluted EPS attributable to Howmet common shareholders was as follows (shares in millions):

For the year ended December 31,	2021	2020	2019
Net income from continuing operations	$258	$211	$126
Less: preferred stock dividends declared	2	2	2
Net income from continuing operations attributable to common shareholders	256	209	124
Income from discontinued operations	—	50	344
Net income attributable to common shareholders - basic	256	259	468
Add: interest expense related to convertible notes	—	—	9
Net income attributable to common shareholders - diluted	$256	$259	$477

Average shares outstanding - basic	430	435	446
Effect of dilutive securities:
Stock options	—	—	1
Stock and performance awards	5	4	5
Convertible notes(1)	—	—	11
Average shares outstanding - diluted	435	439	463
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
Common stock outstanding at December 31, 2021 and 2020 was approximately 422 million and 433 million, respectively.
The 5 million decrease in average shares outstanding (basic) for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to the 13 million shares repurchased during 2021. As average shares outstanding are used in the calculation for both basic and diluted EPS, the full impact of share repurchases was not realized in EPS for the year ended December 31, 2021 as share repurchases occurred at varying points during the year ended December 31, 2021.

The following shares were excluded from the calculation of average shares outstanding – diluted as their effect was anti-dilutive (shares in millions).

For the year ended December 31,	2021	2020	2019
Stock options	—	1	1
(1)

L. Accumulated Other Comprehensive Loss
The following table details the activity of the four components that comprise Accumulated other comprehensive loss:

	2021	2020	2019
Pension and other postretirement benefits (H)
Balance at beginning of period	$(980)	$(2,732)	$(2,344)
Other comprehensive income (loss):
Unrecognized net actuarial gain (loss) and prior service cost/benefit	111	(211)	(587)
Tax (expense) benefit	(26)	48	129
Total Other comprehensive income (loss) before reclassifications, net of tax	85	(163)	(458)
Amortization of net actuarial loss and prior service cost(1)	123	149	90
Tax expense(2)	(27)	(32)	(20)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(3)	96	117	70
Total Other comprehensive income (loss)	181	(46)	(388)
Transfer to Arconic Corporation	—	1,798	—
Balance at end of period	$(799)	$(980)	$(2,732)
Foreign currency translation
Balance at beginning of period	$(966)	$(596)	$(583)
Other comprehensive (loss) income(4)	(96)	58	(13)
Transfer to Arconic Corporation	—	(428)	—
Balance at end of period	$(1,062)	$(966)	$(596)
Debt securities
Balance at beginning of period	$—	$—	$(3)
Other comprehensive income(5)	—	—	3
Balance at end of period	$—	$—	$—
Cash flow hedges
Balance at beginning of period	$3	$(1)	$4
Adoption of accounting standard(6)	—	—	(2)
Other comprehensive income (loss):
Net change from periodic revaluations	20	—	(9)
Tax benefit	(4)	—	3
Total Other comprehensive income (loss) before reclassifications, net of tax	16	—	(6)
Net amount reclassified to earnings	(26)	6	4
Tax benefit (expense)(2)	5	(2)	(1)
Total amount reclassified from Accumulated other comprehensive (loss) income, net of tax(3)	(21)	4	3
Total Other comprehensive (loss) income	(5)	4	(3)
Balance at end of period	$(2)	$3	$(1)

Accumulated other comprehensive loss balance at end of period	$(1,863)	$(1,943)	$(3,329)
(1)These amounts were recorded in Other expense, net (see Note G) and Restructuring and other charges (see Note E) in the Statement of Consolidated Operations.
(2)These amounts were included in Provision (benefit) for income taxes (see Note I) in the Statement of Consolidated Operations.
(3)A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.
(4)In all periods presented, no amounts were reclassified to earnings.
(5)Realized gains and losses were included in Other expense, net, in the Statement of Consolidated Operations.

(6)Adjustment was related to eliminating the separate measurement of hedge ineffectiveness as part of the adoption of new hedge accounting guidance.
M. Receivables
Sale of Receivables Programs
The Company has historically maintained two accounts receivables securitization arrangements. The net cash funding from the sale of accounts receivable was neither a use of cash nor a source of cash during 2021.
The first was an arrangement with financial institutions to sell certain customer receivables without recourse on a revolving basis (the “Receivables Sale Program”) and was terminated on August 30, 2021. This arrangement historically provided up to a maximum funding of $300 for receivables sold. The Company maintained a beneficial interest, or a right to collect cash, on the sold receivables that have not been funded (deferred purchase program receivable). In connection with the termination, the Company repurchased the remaining $211 of unpaid receivables, paying $160 in cash and reducing the $51 deferred purchase program receivable to zero (in a non-cash transaction).
The Company had net cash repayments totaling $44 ($41 in draws and $85 in repayments) in 2021 and net cash repayments totaling $146 ($207 in draws and $353 in repayments) in 2020.
As of December 31, 2021, there was no deferred purchase program receivable included in Other receivables in the Consolidated Balance Sheet. As of December 31, 2020, the deferred purchase program receivable was $12, which was included in Other receivables in the Consolidated Balance Sheet. The deferred purchase program receivable was reduced as collections of the underlying receivables occurred.
Cash receipts from customer payments on sold receivables (which were cash receipts on the underlying trade receivables that had been previously sold) as well as cash receipts and cash disbursements from draws and repayments under the program were presented as cash receipts from sold receivables within investing activities in the Statement of Consolidated Cash Flows through the termination of the Receivables Sale Program on August 30, 2021. As a result of the termination, there were no additional changes related to cash receipts from sold receivables within investing activities in the Statement of Consolidated Cash Flows in the fourth quarter of 2021.
The second accounts receivables securitization arrangement is one in which the Company, through a wholly-owned special purpose entity (“SPE”), has a receivables purchase agreement (the “Receivables Purchase Agreement”) such that the SPE may sell certain receivables to financial institutions until the earlier of August 30, 2024 or a termination event. The Receivables Purchase Agreement also contains customary representations and warranties, as well as affirmative and negative covenants. Pursuant to the Receivables Purchase Agreement, the Company does not maintain effective control over the transferred receivables, and therefore accounts for these transfers as sales of receivables.
Cash received from collections of sold receivables is used by the SPE to fund additional purchases of receivables on a revolving basis. This arrangement historically provided up to a maximum funding of $125 for receivables sold. On August 30, 2021, the Company entered into an amendment to add the subsidiaries that were previously part of the terminated Receivables Sale Program and, as a result, the maximum funding limit was increased by $200 to $325. The SPE sold the $211 of receivables, which were repurchased as a result of the termination of the Receivables Sale Program, in exchange for cash.
The Company sold $1,057 of its receivables without recourse and received cash funding under this program during 2021, resulting in derecognition of the receivables from the Company’s Consolidated Balance Sheet. As of December 31, 2021 and December 31, 2020, $250 and $46, respectively, remained outstanding from the customer. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which was $79 and $33 at December 31, 2021 and December 31, 2020, respectively. Costs associated with the sales of receivables are reflected in the Company’s Consolidated Statements of Operations for the periods in which the sales occur. Cash receipts from sold receivables under the Receivables Purchase Agreement, excluding the receipts associated with the August 30, 2021 termination of the Receivables Sale Program, are presented within operating activities in the Statement of Consolidated Cash Flows.
The Company had accounts receivable securitization arrangements totaling $325 at December 31, 2021, of which $250 was drawn. The Company had accounts receivable securitization arrangements totaling $425 at December 31, 2020, of which $250 was drawn.
Other Customer Receivable Sales
In 2021, the Company sold $368 of certain customer’s receivables in exchange for cash (of which $109 remained outstanding from the customer at December 31, 2021), the proceeds from which are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows.

In 2020, the Company sold $181 of certain customers’ receivables in exchange for cash (of which $50 remained outstanding from the customer at December 31, 2020), the proceeds from which are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows.
N. Inventories

December 31,	2021	2020
Finished goods	$478	$528
Work-in-process	631	629
Purchased raw materials	256	292
Operating supplies	37	39
Total inventories	$1,402	$1,488
At December 31, 2021 and 2020, the portion of inventories valued on a LIFO basis was $523 and $458, respectively. These amounts exclude the effects of LIFO valuation reductions, which were $192 and $131 at December 31, 2021 and 2020, respectively.
O. Properties, Plants, and Equipment, Net

	December 31, 2021	December 31, 2020
Land and land rights	$91	$98
Structures	1,034	1,033
Machinery and equipment	3,932	3,879
	5,057	5,010
Less: accumulated depreciation and amortization	2,772	2,626
	2,285	2,384
Construction work-in-progress	182	208
Properties, plants, and equipment, net	$2,467	$2,592
During the second quarter of 2019, the Company updated its five-year strategic plan and determined that there was a decline in the forecasted financial performance for the Disks asset group within the Engineered Products and Forgings segment at that time. As such, the Company evaluated the recoverability of the Disks asset group long-lived assets by comparing the carrying value to the undiscounted cash flows of the Disks asset group. The carrying value exceeded the undiscounted cash flows and therefore the Disks asset group long-lived assets were deemed to be impaired. The impairment charge was measured as the amount of carrying value in excess of fair value of the long-lived assets, with fair value determined using a DCF model and a combination of sales comparison and cost approach valuation methods, including an estimate for economic obsolescence. The impairment charge of $428, of which $247 and $181 related to the Engine Products and Engineered Structures segments, respectively, recorded in the second quarter of 2019 impacted properties, plants, and equipment; intangible assets; and certain other noncurrent assets by $198, $197, and $33, respectively. The impairment charge was recorded in Restructuring and other charges in the Statement of Consolidated Operations in 2019.
Depreciation expense related to Properties, plants, and equipment recorded in Provision for depreciation and amortization in the Statement of Consolidated Operations was $232, $236, and $234 for the years ended December 31, 2021, 2020, and 2019, respectively.

P. Goodwill and Other Intangible Assets
The following table details the changes in the carrying amount of goodwill:

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total
Balances at December 31, 2019
Goodwill	$2,883	$1,607	$289	$7	$4,786
Accumulated impairment losses	(719)	—	—	—	(719)
Goodwill, net	2,164	1,607	289	7	4,067
Impairment (See Note U)	—	—	(2)	—	(2)
Translation and other	24	13	—	—	37
Transfer from Engine Products to Engineered Structures(1)	(17)	—	17	—	—
Balances at December 31, 2020
Goodwill	2,890	1,620	306	7	4,823
Accumulated impairment losses	(719)	—	(2)	—	(721)
Goodwill, net	2,171	1,620	304	7	4,102
Impairment (See Note U)	—	(4)	—	—	(4)
Translation and other	(22)	(9)	—	—	(31)
Balances at December 31, 2021
Goodwill	2,868	1,611	306	7	4,792
Accumulated impairment losses	(719)	(4)	(2)	—	(725)
Goodwill, net	$2,149	$1,607	$304	$7	$4,067
(1)In the first quarter of 2020, the Savannah operations was transferred from the Engine Products segment to the Engineered Structures segment and, as a result, goodwill of $17 was reallocated.
During the 2021 annual review of goodwill in the fourth quarter, management elected to perform qualitative assessments on the Engine Products and Forged Wheels reporting units and performed quantitative impairment tests on the Engineered Structures and Fastening Systems reporting units. The estimated fair values for the Engineered Structures and Fastening Systems reporting units exceeded their respective carrying values by approximately 30% and 50%, respectively; thus, there were no goodwill impairments. Under the quantitative impairment test, the evaluation of impairment involves comparing the current fair value of each reporting unit to its carrying value, including goodwill. Howmet uses a discounted cash flow (“DCF”) model to estimate the current fair value of its reporting units when testing for impairment, as management believes forecasted cash flows are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including sales growth, production costs, capital spending, and discount rate. Assumptions can vary among the reporting units. Cash flow forecasts are generally based on approved business unit operating plans for the early years and historical relationships in later years. The WACC rate for the individual reporting units is estimated with the assistance of valuation experts. The annual goodwill impairment tests in the fourth quarter of 2021, 2020, and 2019 indicated that goodwill was not impaired for any of the Company’s reporting units. If actual results or external market factors decline significantly from management’s estimates, future goodwill impairment charges (or the amount by which the carrying amount exceeds the reporting unit’s fair value without exceeding the total amount of goodwill allocated to that reporting unit) may be necessary and could be material.
During the first quarter of 2020, Howmet's market capitalization declined significantly compared to the fourth quarter of 2019. Over the same period, the equity value of our peer group companies and the overall U.S. stock market also declined significantly amid market volatility. In addition, as a result of the COVID-19 pandemic and measures designed to contain the spread, global sales to customers in the aerospace and commercial transportation industries impacted by COVID-19 had been and were expected to be negatively impacted, compared to 2019, as a result of disruption in demand. As a result of these macroeconomic factors, we performed a qualitative impairment test to evaluate whether it is more likely than not that the fair value of any of our reporting units is less than its carrying value. As a result of this assessment, the Company performed a quantitative impairment test in the first quarter of 2020 for the Engineered Structures reporting unit and concluded that although the margin between the fair value of the reporting unit and carrying value had declined from approximately 60% to approximately 15%, it was not impaired. Since the first quarter of 2020, there have been no indicators of impairment identified for the Engineered Structures reporting unit or any other reporting units or indefinite-lived intangible assets.

On January 1, 2020, management performed a quantitative impairment test of the Engines Products and Engineered Structures segments in connection with the Savannah business transfer. The estimated fair value of each of these reporting units substantially exceeded their carrying value; thus, there was no goodwill impairment at the date the business was transferred.
In the second quarter of 2019, the Company performed an interim impairment evaluation of goodwill for Engine Products in connection with the impairment of the long-lived assets of the Disks asset group. The estimated fair value of the Engine Products reporting unit was substantially in excess of its carrying value; thus, there was no impairment of goodwill.
Other intangible assets were as follows:

December 31, 2021	Gross carrying amount	Accumulated amortization	Intangibles, net
Computer software	$206	$(175)	$31
Patents and licenses	67	(65)	2
Other intangibles	686	(202)	484
Total amortizable intangible assets	959	(442)	517
Indefinite-lived trade names and trademarks	32	—	32
Total intangible assets, net	$991	$(442)	$549

December 31, 2020	Gross carrying amount	Accumulated amortization	Intangibles, net
Computer software	$194	$(169)	$25
Patents and licenses	67	(65)	2
Other intangibles	700	(188)	512
Total amortizable intangible assets	961	(422)	539
Indefinite-lived trade names and trademarks	32	—	32
Total intangible assets, net	$993	$(422)	$571

During the second quarter of 2019, the Company recorded a charge of $197 for intangible asset impairments associated with the Disks long-lived asset group which was recorded in Restructuring and other charges in the Statement of Consolidated Operations. See Note O for additional details.
Computer software consists primarily of software costs associated with enterprise business solutions across Howmet's businesses.
Amortization expense related to the intangible assets recorded in Provision for depreciation and amortization in the Statement of Consolidated Operations was $36, $40, and $58 for the years ended December 31, 2021, 2020, and 2019, respectively, and is expected to be in the range of approximately $34 to $39 annually from 2022 to 2026.
Q. Leases
Operating lease cost, which included short-term leases and variable lease payments and approximated cash paid, was $63, $67, and $84 in 2021, 2020, and 2019, respectively.
Operating lease right-of-use assets and lease liabilities in the Consolidated Balance Sheet were as follows:

December 31,	2021	2020
Right-of-use assets classified in Other noncurrent assets	$108	$131

Current portion of lease liabilities classified in Other current liabilities	$33	$38
Long-term portion of lease liabilities classified in Other noncurrent liabilities and deferred credits	81	100
Total lease liabilities	$114	$138

Future minimum contractual operating lease obligations were as follows at December 31, 2021:

2022	$38
2023	28
2024	19
2025	12
2026	10
Thereafter	27
Total lease payments	$134
Less: Imputed interest	(20)
Present value of lease liabilities	$114

December 31,	2021	2020	2019
Right-of-use assets obtained in exchange for operating lease obligations	$16	$35	$26
Weighted-average remaining lease term in years	6	6	6
Weighted-average discount rate	5.4%	5.6%	5.9%
R. Debt
Debt.

December 31,	2021	2020
5.400% Notes, due 2021(1)	$—	$361
5.870% Notes, due 2022(2)	—	476
5.125% Notes, due 2024	1,150	1,250
6.875% Notes, due 2025	600	1,200
5.900% Notes, due 2027	625	625
6.750% Bonds, due 2028	300	300
3.000% Notes due 2029	700	—
5.950% Notes, due 2037	625	625
4.750% Iowa Finance Authority Loan, due 2042	250	250
Other(3)	(18)	(12)
	4,232	5,075
Less: amount due within one year	5	376
Total long-term debt	$4,227	$4,699
(1)Redeemed on January 15, 2021.
(2)Redeemed on May 3, 2021.
(3)Includes various financing arrangements related to subsidiaries, unamortized debt discounts and unamortized debt issuance costs related to outstanding notes and bonds listed in the table above.
The principal amount of long-term debt maturing in each of the next five years is $1,150 in 2024, $600 in 2025, and no long-term debt maturities in each of 2022, 2023, and 2026.
Public Debt. In the third and fourth quarters of 2021, the Company repurchased an additional $100 aggregate principal amount of its 5.125% Notes due 2024 in the open market and paid approximately $111, including an early termination premium and accrued interest of approximately $10 and $1, respectively, which were recorded in Loss on debt redemption and Interest expense, net, respectively, in the Statement of Consolidated Operations.
On September 2, 2021, the Company completed a cash tender offer and repurchased approximately $600 aggregate principal amount of its 6.875% Notes due 2025 (the “6.875% Notes”). The amount of tender premium and accrued interest associated with the notes accepted for settlement were $105 and $14, respectively, which were recorded in Loss on debt redemption and Interest expense, net, respectively, in the Statement of Consolidated Operations.

On September 1, 2021, the Company completed an offering of $700 aggregate principal amount of 3.000% Notes due 2029, the proceeds of which were used to fund the cash tender offer noted above and to pay related transaction fees, including applicable premiums and expenses.
On May 3, 2021, the Company completed the early redemption of all the remaining $476 aggregate principal amount of its 5.870% Notes due 2022 (the “5.870% Notes”) and paid an aggregate of $503, including $5 of accrued interest. The Company also incurred an early termination premium and other costs of $23, which was recorded in Loss on debt redemption in the Statement of Consolidated Operations.
On January 15, 2021 the Company completed the early redemption of all the remaining $361 of its 5.400% Notes due 2021 (the “5.400% Notes”) at par and paid $5 in accrued interest.
On May 21, 2020, the Company completed a cash tender offer and repurchased $589 and $151 of principal amount of the 5.400% Notes and its 5.870% Notes, respectively. The amount of early tender premium and accrued interest associated with the notes accepted for early settlement were $24 and $4, respectively, which were recorded in Loss on debt redemption and Interest expense, net, respectively, in the Statement of Consolidated Operations.
On April 24, 2020, the Company completed an offering of $1,200 aggregate principal amount of 6.875% Notes, the proceeds of which have been used to fund the May 2020 cash tender offers noted above and to pay related transaction fees, including applicable premiums and expenses, with the remaining amount to be used for general corporate purposes. The Company incurred deferred financing costs of $14 associated with the issuance in the second quarter of 2020.
On April 6, 2020, the Company completed the early redemption of all $1,000 of its 6.150% Notes due 2020 (the “6.150% Notes”) and the early partial redemption of $300 of its 5.400% Notes. Holders of the 6.150% Notes were paid an aggregate of $1,020 and holders of the 5.400% Notes were paid an aggregate of $315, plus accrued and unpaid interest up to, but not including, the redemption date. The Company incurred early termination premium and accrued interest of $35 and $17, respectively, which were recorded in Loss on debt redemption and Interest expense, net, respectively, in the Statement of Consolidated Operations.
The Company has the option to redeem certain of its notes and bonds in whole or part, at any time at a redemption price equal to the greater of principal amount or the sum of the present values of the remaining scheduled payments, discounted using a defined treasury rate plus a spread, plus in either case accrued and unpaid interest to the redemption date.
Credit Facility. On September 28, 2021, the Company amended and restated its Five-Year Revolving Credit Agreement (as so amended and restated, the “Credit Agreement”). Capitalized terms used in this “Credit Facility” section but not otherwise defined shall have the meanings given to such terms in the Credit Agreement.
The Credit Agreement provides a $1,000 senior unsecured revolving credit facility (the “Credit Facility”) that matures on September 28, 2026, unless extended or earlier terminated in accordance with the provisions of the Credit Agreement. Howmet may make two one-year extension requests during the term of the Credit Facility, subject to the lender consent requirements set forth in the Credit Agreement. Subject to the terms and conditions of the Credit Agreement, the Company may from time to time request increases in lender commitments under the Credit Facility, not to exceed $500 in aggregate principal amount, and may also request the issuance of letters of credit, subject to a letter of credit sublimit of $500 of the Credit Facility. Under the provisions of the Credit Agreement, based on Howmet’s current long-term debt ratings, Howmet pays an annual fee of 0.23% of the total commitment to maintain the Credit Facility.
The Credit Facility is unsecured and amounts payable under it will rank pari passu with all other unsecured, unsubordinated indebtedness of Howmet. Borrowings under the Credit Facility may be denominated in U.S. dollars or euros. Loans will bear interest at a base rate or a rate equal to LIBOR (subject to the Replacement Benchmark in accordance with the terms of the Credit Agreement), plus, in each case, an applicable margin based on the credit ratings of Howmet’s outstanding senior unsecured long-term debt. Based on Howmet’s current long-term debt ratings, the applicable margin on base rate loans and LIBOR loans would be 0.40% and 1.40% per annum. The applicable margin is subject to change based on the Company’s long-term debt ratings. Loans may be prepaid without premium or penalty, subject to customary breakage costs.
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

No greater than
(i) for the quarter ending December 31, 2021	4.75 to 1.00
(ii) for the quarter ending March 31, 2022	4.50 to 1.00
(iii) for the quarter ending June 30, 2022	4.50 to 1.00
(iv) for the quarter ending September 30, 2022	4.25 to 1.00
(v) for the quarter ending December 31, 2022	3.75 to 1.00
During the Covenant Relief Period, common stock dividends and share repurchases (see Note J) are permitted only if no loans under the Credit Agreement are outstanding at the time and were limited to an aggregate amount not to exceed $450 during the year ended December 31, 2021 and are limited to an aggregate amount not to exceed $500 during the year ending December 31, 2022.
The Credit Agreement includes additional covenants, including, among others, (a) limitations on Howmet’s ability to incur liens securing indebtedness for borrowed money, (b) limitations on Howmet’s ability to consummate a merger, consolidation or sale of all or substantially all of its assets, and (c) limitations on Howmet’s ability to change the nature of its business.
There were no amounts outstanding under the Credit Agreement at December 31, 2021 and 2020, and no amounts were borrowed during 2021, 2020, or 2019 under the Credit Agreement.
In addition to the Credit Agreement, the Company had several other credit agreements that provided a borrowing capacity of $640 as of December 31, 2019, and all of which expired in 2020. In 2020, nothing was borrowed or repaid under these arrangements. In 2019, Howmet borrowed and repaid $400 under the respective credit arrangements. The weighted-average interest rate and weighted-average days outstanding of the respective borrowings during 2019 was 3.7% and 49 days, respectively. The purpose of any borrowings under these credit arrangements was to provide for working capital requirements and for other general corporate purposes.
Short-Term Debt. At December 31, 2021 and 2020, short-term debt was $5 and $14, respectively, substantially all of which related to accounts payable settlement arrangements with certain vendors and third-party intermediaries. These arrangements provide that, at the vendor’s request, the third-party intermediary advances the amount of the scheduled payment to the vendor, less an appropriate discount, before the scheduled payment date, and Howmet makes payment to the third-party intermediary on the date stipulated in accordance with the commercial terms negotiated with its vendors. Howmet records imputed interest related to these arrangements in Interest expense, net in the Statement of Consolidated Operations.
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

	2021		2020
December 31,	Carrying value	Fair value	Carrying value	Fair value
Long-term debt, less amounts due within one year	$4,227	$4,707	$4,699	$5,426

Restricted cash was $2, $1, and $55 (see Note U) in 2021, 2020, and 2019, respectively, and was recorded in Prepaid expenses and other current assets on the Consolidated Balance Sheet.
T. Cash Flow Information
Cash paid for interest and income taxes for both continuing and discontinued operations was as follows:

	2021	2020	2019
Interest, net of amounts capitalized	$267	$401	$340
Income taxes, net of amounts refunded	$53	$(33)	$122
The Company incurred capital expenditures that remain unpaid at December 31, 2021, 2020, and 2019 of $49, $50, and $133 respectively, which result in cash outflows for investing activities in subsequent periods.
U. Acquisitions and Divestitures
2021 Divestitures
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
On December 1, 2019, the Company completed the sale of its forgings business in the United Kingdom (U.K.) for $64 in cash, which resulted in a loss on sale of $46 which was recorded in Restructuring and other charges in the Statement of Consolidated Operations in 2019. The Company settled certain post-closing adjustments which resulted in a $5 reduction in the purchase price and an additional loss of sale which was recorded in Restructuring and other charges in the Statement of Consolidated Operations in 2020. The sale was subject to certain tax post-closing adjustments. Of the cash proceeds received, $53 was recorded as Restricted cash within Prepaid expenses and other current assets on the Consolidated Balance Sheet at December 31, 2019 as its use is subject to restriction by the U.K. pension authority until certain U.K. pension plan changes have been made and approved. The restriction on these proceeds was removed in the second quarter of 2020. The forgings business primarily produces steel, titanium, and nickel based forged components for aerospace, mining, and off-highway markets and its operating results and assets and liabilities were included in the Engine Products segment. This business generated third party sales of $116 in 2019 and had 540 employees at the time of divestiture.
V. Contingencies and Commitments
Contingencies
Environmental Matters. Howmet participates in environmental assessments and cleanups at more than 30 locations. These include owned or operating facilities and adjoining properties, previously owned or operated facilities and adjoining properties, and waste sites, including Superfund (Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”)) sites.
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
The Company's remediation reserve balance was $15 and $10 at December 31, 2021 and 2020, respectively, recorded in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet (of which $6 and $5, respectively, were classified as a current liability), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. The increase in 2021 is primarily associated with site monitoring costs at previously owned properties in California, which will determine if any additional remediation is required. Payments related to remediation expenses applied against the reserve were $2 in each of 2021 and 2020, and included expenditures currently mandated, as well as those not required by any regulatory authority or third party.
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
As a result of the favorable decision, in the fourth quarter of 2020, the Company released an income tax reserve, including interest, of $64 (€54), which was recorded in Provision (benefit) for income taxes in the Consolidated Statement of Operations, that was previously established in the third quarter of 2018. In addition, the Company reversed a combined indemnification receivable of $53 (€45) for Alcoa Corporation's 49% share and Arconic Corporation's 33.66% share of the total reserve, which was recorded in Other expense, net in the Consolidated Statement of Operations, that were previously established pursuant to the October 31, 2016 and March 31, 2020 Tax Matters Agreements, respectively. As of the end of 2020, the Company no longer has a balance recorded for this matter.
Indemnified Matters. The Separation and Distribution Agreement, dated October 31, 2016, entered into between the Company and Alcoa Corporation in connection with the Alcoa Inc. Separation Transaction, provides for cross-indemnities between the Company and Alcoa Corporation for claims subject to indemnification. The Separation and Distribution Agreement, dated March 31, 2020, entered into between the Company and Arconic Corporation in connection with the Arconic Inc. Separation Transaction, provides for cross-indemnities between the Company and Arconic Corporation for claims subject to indemnification. Among other claims that are covered by these indemnities, Arconic Corporation indemnifies the Company (f/k/a Arconic Inc. and f/k/a Alcoa Inc.) for all potential liabilities associated with the fire that occurred at the Grenfell Tower in London, U.K. on June 14, 2017 (“Grenfell Fire”), including the following:
(i) Regulatory Investigations. Arconic Architectural Products SAS ("AAP SAS") (now a subsidiary of Arconic Corporation) supplied Reynobond PE to its customer who used the product as one component of the overall cladding system on Grenfell Tower. Regulatory Investigations into the overall Grenfell Fire are being conducted, including a criminal investigation by the London Metropolitan Police Service and a Public Inquiry by the British government (regarding which AAP SAS is a participant). (ii) United Kingdom Litigation. On December 23, 2020, survivors and estates of decedents of the Grenfell Fire filed suit against 23 defendants, including the Company. No substantive allegations or requests for relief have been provided. The suits are stayed with a conference to be held after April 4, 2022. (iii) Behrens et al. v. Arconic Inc. et al. (United States District Court for the Eastern District of Pennsylvania). On June 6, 2019, 247 survivors and estates of decedents of the Grenfell

Fire filed a complaint against Arconic Inc., Alcoa Inc. and Arconic Architectural Products, LLC (now a subsidiary of Arconic Corporation), among others, for product liability and wrongful death. Plaintiffs seek monetary damages exceeding $75,000 (amount not in millions) for each plaintiff. On September 16, 2020, the court dismissed the U.S. case, determining that the U.K. is the appropriate jurisdiction for the case. Plaintiffs are appealing. (iv) Howard v. Arconic Inc. et al. (United States District Court for the Western District of Pennsylvania). In 2017, two purported class actions were filed against Arconic Inc., Klaus Kleinfeld and other former Arconic Inc. executives and directors, and certain banks. The actions, which later were consolidated, allege violations of the federal securities laws relating to the Grenfell Fire. On June 23, 2021, the court ruled that certain claims related to a particular registration statement, other SEC filings, product brochures and websites can proceed and dismissed all other claims with prejudice. A status conference was held before the court on January 11, 2022 during which the court heard argument from both parties on the pending motion for certification of an interlocutory appeal. The motion remains pending. (v) Raul v. Albaugh, et al. (United States District Court for the District of Delaware). On June 22, 2018, a derivative complaint was filed nominally on behalf of Arconic Inc. by a purported Arconic Inc. stockholder against the then members of Arconic Inc.’s Board of Directors, Klaus Kleinfeld and Ken Giacobbe, naming Arconic Inc. as a nominal defendant. The complaint asserts claims under federal securities laws, most of which are similar to those in Howard, claims under Delaware state law for breaches of fiduciary duty, gross mismanagement and abuse of control, as well as allegations that the defendants improperly authorized the sale of Reynobond PE for unsafe uses. The case has been stayed until the final resolution of the Howard case and the Regulatory Investigations. (vi) Stockholder Demands. Following the Grenfell Fire, the then Arconic Inc. Board of Directors (the “Board”) received letters, purportedly sent on behalf of stockholders, reciting allegations similar to the Howard and Raul cases and demanding that the Board authorize Arconic Inc. to initiate litigation against members of management, the Board and others. On May 28, 2019, the Board adopted the findings and recommendations of its Special Litigation Committee and rejected the stockholders’ demands. On June 28, 2021, one of the stockholders whose demand was rejected asked the current Howmet Board of Directors to reconsider the decision of the Board, which was declined. On August 4, 2021, another stockholder whose demand was rejected requested books and records relating to, among other things, the Board’s decision to reject his initial demand, which the Company declined. There has been no further correspondence with either stockholder.
Legal Proceedings. Lehman Brothers International (Europe) (“LBIE”) Proceeding. On June 26, 2020, LBIE filed formal proceedings against two Firth Rixson entities (“Firth”) in the High Court of Justice, Business and Property Courts of England and Wales. The proceedings relate to interest rate swap transactions that Firth entered into with LBIE in 2007 to 2008. In 2008, LBIE commenced insolvency proceedings, an event of default under the agreements, rendering LBIE unable to meet its obligations under the swaps and suspending Firth’s payment obligations. In the court proceedings, LBIE seeks a declaration that Firth has a contractual obligation to pay the amounts owing to LBIE under the agreements upon its emergence from insolvency proceedings which is expected to occur by 2023, which LBIE claims to be approximately $64, plus applicable interest. Firth will continue to maintain its position that multiple events of default under the agreements related to LBIE’s insolvency proceeding cannot be cured or continue indefinitely, which the Company believes are meritorious defenses. A virtual hearing in this matter occurred on January 13 and 14, 2021 in London, England, and a ruling has yet to be issued to date. Given the importance of the case for LBIE and Firth, it is expected that irrespective of the outcome of the most recent hearing, the case will be appealed and any requirement for the parties to pay amounts under the agreements will be stayed. An appeal of the case could continue into 2023. The Company intends to vigorously defend against these claims.
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
Commitments
Purchase Obligations. Howmet has entered into purchase commitments for raw materials, energy and other goods and services, which total $229 in 2022, $95 in 2023, $80 in 2024, $2 in 2025, and none in 2026 and thereafter.
Operating Leases. See Note Q for the operating lease future minimum contractual obligations.
Guarantees. At December 31, 2021, Howmet had outstanding bank guarantees related to tax matters, outstanding debt, workers’ compensation, environmental obligations, energy contracts, and customs duties, among others. The total amount committed under these guarantees, which expire at various dates between 2022 and 2040, was $15 at December 31, 2021.
Pursuant to the Separation and Distribution Agreement, dated as of October 31, 2016, between Howmet and Alcoa Corporation, Howmet was required to provide certain guarantees for Alcoa Corporation, which had a fair value of $6 and $12 at December 31, 2021 and 2020, respectively, and were included in Other noncurrent liabilities and deferred credits in the

Consolidated Balance Sheet. The remaining guarantee, for which the Company and Arconic Corporation are secondarily liable in the event of a payment default by Alcoa Corporation, relates to a long-term energy supply agreement that expires in 2047 at an Alcoa Corporation facility. The Company currently views the risk of an Alcoa Corporation payment default on its obligations under the contract to be remote. The Company and Arconic Corporation are required to provide a guarantee up to an estimated present value amount of approximately $1,406 and $1,398 at December 31, 2021 and 2020, respectively, in the event of an Alcoa Corporation payment default. In December 2020 and again in December 2021, a surety bond with a limit of $80 relating to this guarantee was obtained by Alcoa Corporation to protect Howmet's obligation. This surety bond will be renewed on an annual basis by Alcoa Corporation.
Letters of Credit. The Company has outstanding letters of credit, primarily related to workers’ compensation, environmental obligations, and leasing obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates, mostly in 2022, was $119 at December 31, 2021.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to retain letters of credit of $53 (which are included in the $119 in the above paragraph) that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims that occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation and letters of credit fees paid by the Company are proportionally billed to, and are reimbursed by, Arconic Corporation and Alcoa Corporation, respectively. Also, the Company was required to provide letters of credit for certain Arconic Corporation environmental obligations and, as a result, the Company has $17 of outstanding letters of credit relating to such liabilities (which are included in the $119 in the above paragraph). Less than $1 of these outstanding letters of credit are pending cancellation and will be deemed cancelled once returned by the beneficiary. Arconic Corporation has issued surety bonds to cover these environmental obligations. Arconic Corporation is being billed for these letter of credit fees paid by the Company and will reimburse the Company for any payments made under these letters of credit.
Surety Bonds. The Company has outstanding surety bonds primarily related to tax matters, contract performance, workers’ compensation, environmental-related matters, and customs duties. The total amount committed under these annual surety bonds, which expire and automatically renew at various dates, primarily in 2022 and 2023, was $47 at December 31, 2021.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to provide surety bonds of $25 (which are included in the $47 in the above paragraph) that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims paid that occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation claims and surety bond fees paid by the Company are proportionately billed to, and are reimbursed by, Arconic Corporation and Alcoa Corporation.
W. Subsequent Events
Management evaluated all activity of Howmet and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as noted below:
See Note J for the common stock repurchases made subsequent to the fourth quarter of 2021.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
Howmet’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.
(b) Management’s Annual Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting is included in Part II, Item 8 of this Form 10-K beginning on page 38.
(c) Attestation Report of the Registered Public Accounting Firm
The effectiveness of Howmet’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Form 10-K on page 39.
(d) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the fourth quarter of 2021, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspection.
Not applicable.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table gives information about Howmet’s common stock that could be issued under the Company’s equity compensation plans as of December 31, 2021.
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	9,636,103(1)	$23.64	24,113,585(2)
Equity compensation plans not approved by security holders	—	—	—
Total	9,636,103	$23.64	24,113,585(2)

(1)    Includes the 2013 Howmet Aerospace Stock Incentive Plan, as Amended and Restated (approved by shareholders in May 2019, May 2018, May 2016 and May 2013) (the “2013 Plan”) and 2009 Alcoa Stock Incentive Plan (approved by shareholders in May 2009). Also includes 877 stock options resulting from the merger conversion of RTI Metals employee equity. Table amounts are comprised of the following:
•1,754,902 stock options
•4,825,997 restricted share units
•3,055,204 performance share awards (226,672 granted in 2021 at target)
(2)     The 2013 Plan authorizes, in addition to stock options, other types of stock-based awards in the form of stock appreciation rights, restricted shares, restricted share units, performance awards and other awards. The shares that remain available for issuance under the 2013 Plan may be issued in connection with any one of these awards. Up to 66,666,667 shares may be issued under the plan. Any award other than an option or a stock appreciation right shall count as 2.33 shares. Options and stock appreciation rights shall be counted as one share for each option or stock appreciation right. In addition, the 2013 Plan provides the following are available to grant under the 2013 Plan: (i) shares that are issued under the 2013 Plan, which are subsequently forfeited, cancelled or expire in accordance with the terms of the award and (ii) shares that had previously been issued under prior plans that are outstanding as of the date of the 2013 Plan which are subsequently forfeited, cancelled or expire in accordance with the terms of the award.
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
    (1) The Company’s consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm are on pages 39 through 88 of this report.
    (2) Financial statement schedules have been omitted because they are not applicable, not required, or the required information is included in the consolidated financial statements or notes thereto.
    (3) Exhibits.

Exhibit Number	Description*

2(a)	Separation and Distribution Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 4, 2016.

2(b)	Tax Matters Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to Exhibit 2.3 to the Company’s Current Report on Form 8-K dated November 4, 2016.

2(c)	Employee Matters Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to Exhibit 2.4 to the Company’s Current Report on Form 8-K dated November 4, 2016.

2(c)(1)	Amendment No. 1, dated December 13, 2016, to Employee Matters Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to Exhibit 2(e)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

2(d)	Alcoa Corporation to Arconic Inc. Patent, Know-How, and Trade Secret License Agreement, dated as of October 31, 2016, by and between Alcoa USA Corp. and Arconic Inc., incorporated by reference to Exhibit 2.5 to the Company’s Current Report on Form 8-K dated November 4, 2016.

2(d)(1)	First Amendment, effective as of November 1, 2016, to the Patent, Know-How and Trade Secret License Agreement by and between Alcoa USA Corp. and Arconic Inc.

2(d)(2)	Second Amendment, effective as of November 1, 2016, to the Patent, Know-How and Trade Secret License Agreement by and between Alcoa USA Corp. and Arconic Inc.

2(e)	Arconic Inc. to Alcoa Corporation Patent, Know-How, and Trade Secret License Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa USA Corp., incorporated by reference to Exhibit 2.6 to the Company’s Current Report on Form 8-K dated November 4, 2016.

2(f)	Amended and Restated Alcoa Corporation to Arconic Inc. Trademark License Agreement, dated as of June 25, 2017, by and between Alcoa USA Corp. and Arconic Inc., incorporated by reference to Exhibit 2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017.

2(g)	[Reserved]

2(h)	Massena Lease and Operations Agreement, dated as of October 31, 2016, by and between Arconic Inc. and Alcoa Corporation, incorporated by reference to Exhibit 2.10 to the Company’s Current Report on Form 8-K dated November 4, 2016.

2(i)	Agreement and Plan of Merger, dated October 12, 2017, by and between Arconic Inc., a Pennsylvania corporation, and Arconic Inc., a Delaware corporation, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated January 4, 2018.

2(j)	Separation and Distribution Agreement, dated as of March 31, 2020, by and between Arconic Inc. and Arconic Rolled Products Corporation, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 6, 2020.

2(k)	Tax Matters Agreement, dated as of March 31, 2020, by and between Arconic Inc. and Arconic Rolled Products Corporation, incorporated by reference to Exhibit 2.2 to the Company's Current Report on Form 8-K filed on April 6, 2020.

2(l)	Employee Matters Agreement, dated as of March 31, 2020, by and between Arconic Inc. and Arconic Rolled Products Corporation, incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K filed on April 6, 2020.

2(l)(1)	First Amendment to Employee Matters Agreement, dated as of April 10, 2020, by and between Howmet Aerospace Inc. and Arconic Corporation, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 13, 2020.

2(m)	Patent, Know-How, and Trade Secret License Agreement, dated as of March 31, 2020, by and between Arconic Inc. and Arconic Rolled Products Corporation, incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form 8-K filed on April 6, 2020.

2(m)(1)
Amendment No. 1, effective as of August 25, 2020, to Patent, Know-How, and Trade Secret License Agreement, dated as of March 31, 2020, by and between Arconic Inc. and Arconic Rolled Products Corporation.

2(n)	Patent, Know-How, and Trade Secret License Agreement, dated as of March 31, 2020, by and between Arconic Rolled Products Corporation and Arconic Inc., incorporated by reference to Exhibit 2.5 to the Company's Current Report on Form 8-K filed on April 6, 2020.

2(o)	Trademark License Agreement, dated as of March 31, 2020, by and between Arconic Rolled Products Corporation and Arconic Inc., incorporated by reference to Exhibit 2.6 to the Company's Current Report on Form 8-K filed on April 6, 2020.

2(p)	Trademark License Agreement, dated as of March 31, 2020, by and between Arconic Inc. and Arconic Rolled Products Corporation, incorporated by reference to Exhibit 2.7 to the Company's Current Report on Form 8-K filed on April 6, 2020.

2(q)	Master Agreement for Product Supply, dated as of March 31, 2020, by and between Arconic Massena LLC, Arconic Lafayette LLC, Arconic Davenport LLC and Arconic Inc., incorporated by reference to Exhibit 2.8 to the Company's Current Report on Form 8-K filed on April 6, 2020.

2(r)	Second Supplemental Tax and Project Certificate and Agreement, dated as of March 31, 2020, by and among Arconic Inc., Arconic Davenport LLC and Arconic Rolled Products Corporation, incorporated by reference to Exhibit 2.9 to the Company's Current Report on Form 8-K filed on April 6, 2020.

2(s)	Lease and Property Management Agreement, dated as of March 31, 2020, by and between Arconic Inc. and Arconic Massena LLC, incorporated by reference to Exhibit 2.10 to the Company's Current Report on Form 8-K filed on April 6, 2020.

2(t)
Metal Supply & Tolling Agreement by and between Arconic-Köfém Mill Products Hungary Kft and Arconic-Köfém Kft, dated January 1, 2020, incorporated by reference to Exhibit 2(t) to the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

3(a)
Certificate of Incorporation of Howmet Aerospace Inc., a Delaware corporation, incorporated by reference to Exhibit 3(a) to the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

3(b)	Bylaws of Howmet Aerospace Inc., a Delaware corporation, incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

4(a)	Form of Certificate for Shares of Common Stock of Arconic Inc., a Delaware corporation, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 4, 2018.

4(b)	Bylaws. See exhibit 3(b) above.

4(c)	Form of Indenture, dated as of September 30, 1993, between Alcoa Inc. and The Bank of New York Trust Company, N.A., as successor to J. P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association), as successor Trustee to PNC Bank, National Association, as Trustee (undated form of Indenture incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-49997 on Form S-3).

4(c)(1)	First Supplemental Indenture, dated as of January 25, 2007, between Alcoa Inc. and The Bank of New York Trust Company, N.A., as successor to J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association), as successor Trustee to PNC Bank, National Association, as Trustee, incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated January 25, 2007.

4(c)(2)	Second Supplemental Indenture, dated as of July 15, 2008, between Alcoa Inc. and The Bank of New York Mellon Trust Company, N.A., as successor in interest to J. P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association, as successor to PNC Bank, National Association), as Trustee, incorporated by reference to Exhibit 4(c) to the Company’s Current Report on Form 8-K dated July 15, 2008.

4(c)(3)	Fourth Supplemental Indenture, dated as of December 31, 2017, between Arconic Inc., a Pennsylvania corporation, Arconic Inc., a Delaware corporation, and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated January 4, 2018.

4(c)(4)	Fifth Supplemental Indenture, dated as of April 16, 2020, between Howmet Aerospace Inc., a Delaware corporation, and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4(e) to the Company’s Registration Statement on Form S-3 (Registration Statement No. 333-237705) dated April 16, 2020.

4(d)	Form of 6.75% Bonds Due 2028, incorporated by reference to Exhibit 4(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

4(e)	Form of 5.90% Notes Due 2027, incorporated by reference to Exhibit 4(e) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

4(f)	Form of 5.95% Notes Due 2037, incorporated by reference to Exhibit 4(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

4(g)	Form of 5.125% Notes Due 2024, incorporated by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K dated September 22, 2014.

4(h)	Form of 6.875% Notes due 2025, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K dated April 24, 2020.

4(i)	Form of 3.000% Notes due 2029, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K dated September 1, 2021.

4(j)	Description of Arconic Inc.'s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, incorporated by reference to Exhibit 4(p) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

10(a)
Amended and Restated Five-Year Revolving Credit Agreement, dated as of September 28, 2021, among Howmet Aerospace Inc., the lenders and issuers named therein, Citibank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 28, 2021.

10(b)	Agreement, dated February 1, 2016, by and between Elliott Associates, L.P., Elliott International, L.P., Elliott International Capital Advisors Inc. and Alcoa Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 1, 2016.

10(c)	Settlement Agreement, dated as of May 22, 2017, by and among Elliott Associates, L.P., Elliott International, L.P., Elliott International Capital Advisors Inc. and Arconic Inc., incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 22, 2017 (reporting an event on May 21, 2017).

10(d)	Letter Agreement, by and among Arconic Inc. and Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc., dated as of December 19, 2017, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 19, 2017.

10(e)	Registration Rights Agreement, by and among Arconic Inc. and Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc., dated as of December 19, 2017, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated December 19, 2017.

10(e)(1)	Amendment to Registration Rights Agreement, by and among Arconic Inc. and Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors Inc., dated as of February 2, 2018, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated February 6, 2018.

10(f)
Howmet Aerospace Inc. 2020 Annual Cash Incentive Plan (formerly known as the Arconic Inc. 2020 Annual Cash Incentive Plan), incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 10, 2019.

10(g)	Howmet Aerospace Hourly Retirement Savings Plan, as Amended and Restated, effective January 1, 2021.

10(g)(1)	First Amendment, effective January 1, 2022, to the Howmet Aerospace Hourly Retirement Savings Plan, as Amended and Restated.

10(g)(2)	Howmet Aerospace Salaried Retirement Savings Plan, as Amended and Restated effective January 1, 2021.

10(g)(3)	Howmet Aerospace Niles Bargaining Retirement Savings Plan, as Amended and Restated, effective January 1, 2021.

10(h)
Howmet Aerospace Excess Benefits Plan C (formerly known as the Arconic Employees’ Excess Benefits Plan C), as amended and restated effective August 1, 2016, incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10(h)(1)	First Amendment to Howmet Aerospace Excess Benefits Plan C (formerly known as the Arconic Employees’ Excess Benefits Plan C), effective January 1, 2018, incorporated by reference to Exhibit 10(l)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10(h)(2)	Second Amendment to Howmet Aerospace Excess Benefits Plan C (formerly known as the Arconic Employees’ Excess Benefits Plan C), effective January 1, 2018, incorporated by reference to Exhibit 10(l)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10(h)(3)	Third Amendment to Howmet Aerospace Excess Benefits Plan C (formerly known as the Arconic Employees’ Excess Benefits Plan C), effective March 31, 2018. incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 8, 2018.

10(i)	Deferred Fee Plan for Directors, as amended effective July 9, 1999, incorporated by reference to Exhibit 10(g)(1) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

10(j)	Amended and Restated Deferred Fee Plan for Directors, effective April 1, 2020, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

10(k)	Non-Employee Director Compensation Policy, effective April 1, 2020, incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

10(l)	Fee Continuation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989.

10(l)(1)	Amendment to Fee Continuation Plan for Non-Employee Directors, effective November 10, 1995, incorporated by reference to Exhibit 10(i)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

10(l)(2)	Second Amendment to the Fee Continuation Plan for Non-Employee Directors, effective September 15, 2006, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 20, 2006.

10(m)	Howmet Aerospace Deferred Compensation Plan (formerly known as the Arconic Deferred Compensation Plan), as amended and restated effective August 1, 2016, incorporated by reference to Exhibit 10(p) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10(m)(1)	First Amendment to the Howmet Aerospace Deferred Compensation Plan (formerly known as the Arconic Deferred Compensation Plan), effective January 1, 2018, incorporated by reference to Exhibit 10(r)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10(n)	Summary of the Executive Split Dollar Life Insurance Plan, dated November 1990, incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

10(o)	Amended and Restated Dividend Equivalent Compensation Plan, effective January 1, 1997, incorporated by reference to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10(p)	Form of Indemnity Agreement between the Company and individual directors or officers, incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.

10(q)	Form of Indemnification Agreement between the Company and individual directors or officers, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 25, 2018.

10(r)	Amended and Restated 2009 Alcoa Stock Incentive Plan, dated February 15, 2011, incorporated by reference to Exhibit 10(z)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

10(s)
Howmet Aerospace Supplemental Pension Plan for Senior Executives (formerly known as the Arconic Supplemental Pension Plan for Senior Executives), as amended and restated effective August 1, 2016, incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10(s)(1)
First Amendment to Howmet Aerospace Supplemental Pension Plan for Senior Executives (formerly known as the Arconic Supplemental Pension Plan for Senior Executives), effective January 1, 2018, incorporated by reference to Exhibit 10(x)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10(s)(2)
Second Amendment to Howmet Aerospace Supplemental Pension Plan for Senior Executives (formerly known as the Arconic Supplemental Pension Plan for Senior Executives), effective January 1, 2018, incorporated by reference to Exhibit 10(x)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

10(w)	Letter Agreement, by and between Arconic Inc. and Michael N. Chanatry, dated as of March 20, 2018.

10(x)	Letter Agreement, from Arconic Inc. to Ken Giacobbe, dated as of February 14, 2019, incorporated by reference to Exhibit 10(hh) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

10(y)	Letter Agreement, by and between Arconic Inc. and John C. Plant, dated as of February 6, 2019, incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10(z)	Letter Agreement, by and between Arconic Inc. and John C. Plant, dated as of August 1, 2019, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 2, 2019.

10(aa)	Letter Agreement, by and between Arconic Inc. and John C. Plant, dated as of February 24, 2020, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 25, 2020.

10(bb)	Letter Agreement between Howmet Aerospace Inc. and John C. Plant, dated as of June 9, 2020, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 12, 2020.

10(cc)
Letter Agreement, by and between Howmet Aerospace Inc. and John C. Plant, dated as of October 14, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 14, 2021.

10(dd)	Letter Agreement, by and between Arconic Inc. and Neil E. Marchuk, dated as of February 13, 2019, incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10(ee)	Letter Agreement between Arconic Inc. and Tolga Oal, dated as of February 24, 2020, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated February 25, 2020.

10(ff)
Howmet Aerospace Global Pension Plan (formerly known as the Arconic Global Pension Plan), as amended and restated effective August 1, 2016, incorporated by reference to Exhibit 10(bb) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10(gg)
Howmet Aerospace Inc. Legal Fee Reimbursement Plan (formerly known as the Arconic Inc. Legal Fee Reimbursement Plan), effective as of April 30, 2018, incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

10(hh)	2013 Howmet Aerospace Stock Incentive Plan, as Amended and Restated, effective September 30, 2020, incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10(ii)	Terms and Conditions for Stock Options, effective January 1, 2011, incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

10(jj)	Terms and Conditions for Stock Option Awards, effective May 3, 2013, incorporated by reference to Exhibit 10(b) to the Company’s Current Report on Form 8-K dated May 8, 2013.

10(kk)
Terms and Conditions for Stock Option Awards under the 2013 Howmet Aerospace Stock Incentive Plan, effective July 22, 2016, incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

10(ll)	Global Stock Option Award Agreement, effective January 19, 2018, incorporated by reference to Exhibit 10(uu) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10(mm)	Form of Stock Option Award Agreement, incorporated by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10(nn)
Terms and Conditions for Restricted Share Units for Annual Director Awards under the 2013 Howmet Aerospace Stock Incentive Plan, effective November 30, 2016, incorporated by reference to Exhibit 10(vv) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10(oo)
Terms and Conditions for Restricted Share Units for Annual Director Awards under the 2013 Howmet Aerospace Stock Incentive Plan, as Amended and Restated, effective December 5, 2017, incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

10(pp)
Terms and Conditions for Deferred Fee Restricted Share Units for Director Awards under the 2013 Howmet Aerospace Stock Incentive Plan, effective November 30, 2016, incorporated by reference to Exhibit 10(ww) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10(qq)	Global Restricted Share Unit Award Agreement, effective January 19, 2018, incorporated by reference to Exhibit 10(eee) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10(rr)
Terms and Conditions for Restricted Share Units issued on or after January 19, 2018, under the 2013 Howmet Aerospace Stock Incentive Plan, effective January 19, 2018, incorporated by reference to Exhibit 10(fff) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10(ss)	Form of Restricted Share Unit Award Agreement, incorporated by reference to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10(tt)	Restricted Share Unit Award Agreement - Executive Vice President, Human Resources (Neil E. Marchuk) Annual Equity Award, effective March 15, 2019, incorporated by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10(uu)	Restricted Share Unit Award Agreement - Executive Vice President, Human Resources (Neil E. Marchuk) Sign-on Equity Award, effective March 15, 2019, incorporated by reference to Exhibit 10(g) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10(vv)	Global Restricted Share Unit Award Agreement, effective September 30, 2020, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10(ww)	Global Stock Option Award Agreement, effective September 30, 2020, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10(xx)	Global Special Retention Award Agreement, effective September 30, 2020, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10(yy)	Terms and Conditions for Restricted Share Units, effective September 30, 2020, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10(zz)
Form of Confidentiality, Non-Competition, and Non-Solicitation Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 2021.

10(aaa)
Letter Agreement, by and between Howmet Aerospace Inc. and Lola Lin, dated as of May 5, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 2021.

10(bbb)
Restricted Share Unit Award Agreement - Annual Equity Award for Lola Lin, effective July 15, 2021 incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 2021.

10(ccc)
Restricted Share Unit Award Agreement - Sign-On Equity Award for Lola Lin, effective July 15, 2021 incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (Commission file number 1-3610) for the quarter ended June 30, 2021

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	Inline XBRL Instance Document.

101. SCH	Inline XBRL Taxonomy Extension Schema Document.

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2021 (formatted in Inline XBRL and contained in Exhibit 101).
 * Exhibit Nos. 10(f) through 10(ccc) are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.
Amendments and modifications to other Exhibits previously filed have been omitted when in the opinion of the registrant such Exhibits as amended or modified are no longer material or, in certain instances, are no longer required to be filed as Exhibits.
Certain instruments defining the rights of holders of long-term debt securities of the Registrant and its subsidiaries are omitted pursuant to Item 601(b)(4)(iii) of Regulation S-K. The Registrant hereby undertakes to furnish to the SEC, upon request, copies of any such instruments.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HOWMET AEROSPACE INC.

February 14, 2022	By	/s/ Barbara L. Shultz
Barbara L. Shultz
Vice President and Controller (Also signing as Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John C. Plant		February 14, 2022
John C. Plant	Executive Chairman and Chief Executive Officer (Principal Executive Officer and Director)
/s/ Ken Giacobbe		February 14, 2022
Ken Giacobbe	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
James F. Albaugh, Amy E. Alving, Sharon R. Barner, Joseph S. Cantie, Robert F. Leduc, David J. Miller, Jody G. Miller, Nicole W. Piasecki and Ulrich R. Schmidt, each as a Director, on February 14, 2022, by Barbara L. Shultz, their Attorney-in-Fact.*

*By	/s/ Barbara L. Shultz
Barbara L. Shultz
Attorney-in-Fact