Form 10-Q
period 2022-03-31
Howmet Aerospace Inc.
filed 2022-05-03
CIK 4281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of April 29, 2022, there were 417,914,089 shares of common stock, par value $1.00 per share, of the registrant outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.
Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Operations (unaudited)
(U.S. dollars in millions, except per-share amounts)

	First quarter ended
	March 31,
	2022	2021
Sales (C)	$1,324	$1,209
Cost of goods sold (exclusive of expenses below)	950	873
Selling, general administrative, and other expenses	69	65
Research and development expenses	7	5
Provision for depreciation and amortization	66	68
Restructuring and other charges (D)	2	9
Operating income	230	189
Interest expense, net	58	72
Other expense, net (F)	1	4
Income before income taxes	171	113
Provision for income taxes (G)	40	33
Net income	$131	$80

Amounts Attributable to Howmet Aerospace Common Shareholders (H):
Net income	$130	$79
Earnings per share:
Basic	$0.31	$0.18
Diluted	$0.31	$0.18
Average Shares Outstanding (H):
Basic	419	434
Diluted	425	439
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Comprehensive Income (unaudited)
(U.S. dollars in millions)

	First quarter ended
	March 31,
	2022	2021
Net income	$131	$80
Other comprehensive (loss) income, net of tax (I):
Change in unrecognized net actuarial loss and prior service cost related to pension and other postretirement benefits	10	42
Foreign currency translation adjustments	(31)	(44)
Net change in unrecognized gains on cash flow hedges	20	4
Total Other comprehensive (loss) income, net of tax	(1)	2
Comprehensive income	$130	$82
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Consolidated Balance Sheet (unaudited)
(U.S. dollars in millions)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$520	$720
Receivables from customers, less allowances of $1 in 2022 and $— in 2021 (J)	479	367
Other receivables (J)	50	53
Inventories (K)	1,483	1,402
Prepaid expenses and other current assets	250	195
Total current assets	2,782	2,737
Properties, plants, and equipment, net (L)	2,400	2,467
Goodwill	4,053	4,067
Deferred income taxes	149	184
Intangibles, net	543	549
Other noncurrent assets (M)	202	215
Total assets	$10,129	$10,219
Liabilities
Current liabilities:
Accounts payable, trade	$777	$732
Accrued compensation and retirement costs	172	198
Taxes, including income taxes	63	61
Accrued interest payable	69	74
Other current liabilities (M)	171	183
Short-term debt (N)	3	5
Total current liabilities	1,255	1,253
Long-term debt, less amount due within one year (N and O)	4,228	4,227
Accrued pension benefits (E)	746	771
Accrued other postretirement benefits (E)	152	153
Other noncurrent liabilities and deferred credits (M)	291	307
Total liabilities	6,672	6,711
Contingencies and commitments (Q)
Equity
Howmet Aerospace shareholders’ equity:
Preferred stock	55	55
Common stock	418	422
Additional capital	4,123	4,291
Retained earnings	725	603
Accumulated other comprehensive loss (I)	(1,864)	(1,863)
Total equity	3,457	3,508
Total liabilities and equity	$10,129	$10,219
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(U.S. dollars in millions)

	Three months ended
	March 31,
	2022	2021
Operating activities
Net income	$131	$80
Adjustments to reconcile net income to cash provided from (used for) operations:
Depreciation and amortization	66	68
Deferred income taxes	28	10
Restructuring and other charges	2	9
Net loss from investing activities—asset sales	3	3
Net periodic pension cost (E)	6	4
Stock-based compensation	11	6
Other	22	14
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
Increase in receivables (J)	(123)	(144)
(Increase) decrease in inventories	(87)	20
Decrease in prepaid expenses and other current assets	5	23
Increase in accounts payable, trade	68	26
Decrease in accrued expenses	(54)	(92)
Increase in taxes, including income taxes	6	12
Pension contributions	(11)	(29)
Increase in noncurrent assets	(1)	(2)
Decrease in noncurrent liabilities	(17)	(14)
Cash provided from (used for) operations	55	(6)
Financing Activities
Net change in short-term borrowings (original maturities of three months or less)	(3)	(2)
Payments on debt (original maturities greater than three months) (N)	—	(361)
Debt issuance costs (N)	—	(1)
Repurchase of common stock	(175)	—
Proceeds from exercise of employee stock options	7	8
Dividends paid to shareholders	(9)	(1)
Other	(14)	(11)
Cash used for financing activities	(194)	(368)
Investing Activities
Capital expenditures (C)	(62)	(55)
Proceeds from the sale of assets and businesses	1	—
Cash receipts from sold receivables (J)	—	57
Other	—	1
Cash (used for) provided from investing activities	(61)	3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(1)
Net change in cash, cash equivalents and restricted cash	(200)	(372)
Cash, cash equivalents and restricted cash at beginning of period	722	1,611
Cash, cash equivalents and restricted cash at end of period	$522	$1,239
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(U.S. dollars in millions, except per-share amounts)

	Howmet Aerospace Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2020	$55	$433	$4,668	$364	$(1,943)	$3,577
Net income	—	—	—	80	—	80
Other comprehensive income (I)	—	—	—	—	2	2
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	6	—	—	6
Common stock issued: compensation plans	—	1	(3)	—	—	(2)
Balance at March 31, 2021	$55	$434	$4,671	$443	$(1,941)	$3,662

	Howmet Aerospace Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2021	$55	$422	$4,291	$603	$(1,863)	$3,508
Net income	—	—	—	131	—	131
Other comprehensive income (I)	—	—	—	—	(1)	(1)
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	(1)	—	(1)
Common @ $0.02 per share	—	—	—	(8)	—	(8)
Repurchase and retirement of common stock	—	(5)	(170)	—	—	(175)
Stock-based compensation	—	—	11	—	—	11
Common stock issued: compensation plans	—	1	(9)	—	—	(8)
Balance at March 31, 2022	$55	$418	$4,123	$725	$(1,864)	$3,457

The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Notes to the Consolidated Financial Statements (unaudited)
(U.S. dollars in millions, except share and per-share amounts)
A. Basis of Presentation
The interim Consolidated Financial Statements of Howmet Aerospace Inc. and subsidiaries (“Howmet” or the “Company” or “we” or “our”) are unaudited. These Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2021 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). This Form 10-Q report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2021, which includes all disclosures required by GAAP. Certain amounts in previously issued financial statements were reclassified to conform to the current period presentation.
In the first quarter of 2022 and 2021, the Company derived approximately 61% and 60%, respectively, of its revenue from products sold to the aerospace market. Due to the global COVID-19 pandemic and its impact on the aerospace industry to date, there has been a decrease in domestic and international air travel. As a result, the demand for narrow body and wide body aircraft has been adversely affected. Narrow body demand is returning faster than wide body demand, creating a shift in product mix compared to pre-pandemic conditions. Since the duration of the pandemic is uncertain, management has taken a series of actions to address the financial impact, including fixed and variable cost reductions, such as headcount reductions in certain segments, and reducing the level of capital expenditures to preserve cash and maintain liquidity.
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
Issued
In March 2020, the FASB issued amendments that provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. Based upon the provisions of our agreements that were amended to date, management does not believe that the impact of these changes will have a material impact on the Consolidated Financial Statements.
C. Segment Information
Howmet is a global leader in lightweight metals engineering and manufacturing. Howmet’s innovative, multi-material products, which include nickel, titanium, aluminum, and cobalt, are used worldwide in the aerospace (commercial and defense), commercial transportation, and industrial and other markets. Segment performance under Howmet’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is Segment Adjusted EBITDA. Prior to the first quarter of 2022, the Company used Segment operating profit as its primary measure of performance. However, the Company’s Chief Executive Officer believes that Segment Adjusted EBITDA is now a better representation of its business because it provides additional information with respect to the Company’s operating performance and the Company’s ability to meet its financial obligations. Howmet’s definition of Segment Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) is net margin plus an add-back for depreciation and amortization. Net margin is equivalent to

Sales minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; Research and development expenses; and Provision for depreciation and amortization. Special items, including Restructuring and other charges, are also excluded from Net margin and Segment Adjusted EBITDA. Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Differences between the total segment and consolidated totals are in Corporate.
Howmet’s operations consist of four worldwide reportable segments as follows:
Engine Products
Engine Products produces investment castings, including airfoils, and seamless rolled rings primarily for aircraft engines and industrial gas turbines. Engine Products produces rotating parts as well as structural parts.
Fastening Systems
Fastening Systems produces aerospace fastening systems, as well as commercial transportation, industrial and other fasteners. The business’s high-tech, multi-material fastening systems are found nose to tail on aircraft and aero engines. Fastening Systems’ products are also critical components of commercial transportation vehicles, automobiles, construction and industrial equipment, and renewable energy sectors.
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
Forged Wheels
Forged Wheels provides forged aluminum wheels and related products for heavy-duty trucks and the commercial transportation market.
The operating results of the Company’s reportable segments were as follows.

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
First quarter ended March 31, 2022
Sales:
Third-party sales	$631	$264	$182	$247	$1,324
Inter-segment sales	1	—	1	—	2
Total sales	$632	$264	$183	$247	$1,326
Profit and loss:
Provision for depreciation and amortization	31	12	12	10	65
Segment Adjusted EBITDA	173	56	23	67	319
Restructuring and other charges (credits)	3	(3)	2	—	2
Capital expenditures	27	15	7	9	58

First quarter ended March 31, 2021
Sales:
Third-party sales	$534	$272	$176	$227	$1,209
Inter-segment sales	1	—	1	—	2
Total sales	$535	$272	$177	$227	$1,211
Profit and loss:
Provision for depreciation and amortization	31	12	12	10	65
Segment Adjusted EBITDA	132	57	22	80	291
Restructuring and other charges	5	2	1	—	8
Capital expenditures	11	5	5	9	30

The following table reconciles Total Segment Adjusted EBITDA to Income before income taxes:

	First quarter ended
	March 31,
	2022	2021
Total Segment Adjusted EBITDA	$319	$291
Segment provision for depreciation and amortization	(65)	(65)
Unallocated amounts:
Restructuring and other charges	(2)	(9)
Corporate expense	(22)	(28)
Operating income	$230	$189
Interest expense, net	(58)	(72)
Other expense, net	(1)	(4)
Income before income taxes	$171	$113
Differences between the total segment and consolidated totals are in Corporate. The following table reconciles total segment capital expenditures with Capital expenditures as presented in the Statement of Consolidated Cash Flows.

	First quarter ended
	March 31,
	2022	2021
Total segment capital expenditures	$58	$30
Corporate	4	25
Capital expenditures	$62	$55
The following table disaggregates segment revenue by major market served. Differences between the total segment and consolidated totals are in Corporate.

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
First quarter ended March 31, 2022
Aerospace - Commercial	$329	$148	$109	$—	$586
Aerospace - Defense	137	32	57	—	226
Commercial Transportation	—	53	—	247	300
Industrial and Other	165	31	16	—	212
Total end-market revenue	$631	$264	$182	$247	$1,324

First quarter ended March 31, 2021
Aerospace - Commercial	$227	$148	$80	$—	$455
Aerospace - Defense	151	42	77	—	270
Commercial Transportation	—	46	—	227	273
Industrial and Other	156	36	19	—	211
Total end-market revenue	$534	$272	$176	$227	$1,209
The Company derived 61% and 60% of its revenue from the aerospace market for the first quarter ended March 31, 2022 and 2021, respectively.
General Electric Company represented approximately 13% and 11% of the Company’s third-party sales for the first quarter ended March 31, 2022 and 2021, respectively, primarily from Engine Products.

D. Restructuring and Other Charges

	First quarter ended
	March 31,
	2022	2021
(Reversals of) adjustments to previously recorded layoff reserves	$(1)	$1
Pension and Other post-retirement benefits - net settlements (E)	1	3
Net loss related to divestitures of assets and businesses (P)	—	4
Other	2	1
Restructuring and other charges	$2	$9
In the first quarter of 2022, the Company recorded Restructuring and other charges of $2, which were primarily due to exit related costs of $2 and charges for a U.S. pension plan settlement of $1, partially offset by a reversal of $1 for a layoff reserve related to a prior period.
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

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2021	$17	$2	$19
Cash payments	(2)	(2)	(4)
Restructuring charges	—	2	2
Other(1)	(1)	—	(1)
Reserve balances at March 31, 2022	$14	$2	$16
(1)In the first quarter of 2022, Other for layoff costs included a $1 charge for a pension plan settlement.
The majority of the layoff cost and other exit cost reserves is expected to be paid in cash during 2022, with small amounts to be paid through 2024.
E. Pension and Other Postretirement Benefits
The components of net periodic cost (benefit) were as follows:

	First quarter ended
	March 31,
	2022	2021
Pension benefits
Service cost	$1	$1
Interest cost	12	12
Expected return on plan assets	(20)	(23)
Recognized net actuarial loss	13	14
Settlements	1	3
Net periodic cost(1)	$7	$7

Other postretirement benefits
Service cost	$—	$—
Interest cost	1	1
Recognized net actuarial loss	—	—
Amortization of prior service benefit	(2)	(1)
Net periodic benefit(1)	$(1)	$—

(1)Service cost was included within Cost of goods sold, Selling, general administrative, and other expenses, and Research and development expenses; settlements were included in Restructuring and other charges; and all other cost components were recorded in Other expense, net in the Statement of Consolidated Operations.
Pension benefits
For the first quarter of 2022 and 2021, the Company applied settlement accounting to certain U.S. pension plans due to lump sum payments made to participants, which resulted in settlement charges for the quarter of $1 and $3, respectively, that were recorded in Restructuring and other charges in the Statement of Consolidated Operations.
On March 11, 2021, the American Rescue Plan Act of 2021 (“ARPA 2021”) was signed into law in the United States. ARPA 2021, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. For the first quarter of 2022 and 2021, Howmet’s pension contributions and other postretirement benefit payments were approximately $13 and $33, respectively.
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
F. Other Expense, Net

	First quarter ended
	March 31,
	2022	2021
Non-service related net periodic benefit cost	$4	$3
Foreign currency (gains) losses, net	(3)	2
Net loss from asset sales	3	3
Deferred compensation	(3)	2
Other, net	—	(6)
Other expense, net	$1	$4
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
The estimated annual effective tax rate, before discrete items, applied to ordinary income was 24.3% in the first quarter of 2022 and 30.4% in the first quarter of 2021. The 2022 and 2021 rates were higher than the U.S. federal statutory rate of 21% primarily due to additional estimated U.S. tax on Global Intangible Low-Taxed Income (“GILTI”) and other foreign earnings, incremental state tax and foreign taxes on earnings also subject to U.S. federal income tax, and nondeductible expenses.
For the first quarter of 2022 and 2021, the tax rate including discrete items was 23.4% and 29.2%, respectively. For the first quarter of 2022, the Company recorded a discrete net tax benefit of $2 for other items. For the first quarter of 2021, the Company recorded a discrete net tax benefit of $1 for other items.
The tax provision for the first quarter ended March 31, 2022 and 2021 was comprised of the following:

	First quarter ended
	March 31,
	2022	2021
Pre-tax income at estimated annual effective income tax rate before discrete items	$42	$34
Other discrete items	(2)	(1)
Provision for income taxes	$40	$33

H. Earnings Per Share
Basic earnings per share (“EPS”) amounts are computed by dividing earnings, after the deduction of preferred stock dividends declared, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.
The information used to compute basic and diluted EPS attributable to Howmet common shareholders was as follows (shares in millions):

	First quarter ended
	March 31,
	2022	2021
Net income attributable to common shareholders	$131	$80
Less: preferred stock dividends declared	1	1
Net income available to Howmet Aerospace common shareholders - basic and diluted	$130	$79

Average shares outstanding - basic	419	434
Effect of dilutive securities:
Stock options	—	1
Stock and performance awards	6	4
Average shares outstanding - diluted	425	439
Common stock outstanding at March 31, 2022 and 2021 was approximately 418 million and 434 million, respectively.
On August 18, 2021, the Company announced that its Board of Directors authorized a share repurchase program of up to $1,500 of the Company's outstanding common stock. In the quarter ended March 31, 2022, the Company repurchased approximately 5 million shares of its common stock at an average price of $34.00 per share (excluding commissions cost) for $175 in cash. All of the shares repurchased have been retired. After giving effect to the share repurchases made through March 31, 2022, approximately $1,172 Board authorization remains available. Under the Company’s share repurchase programs (the “Share Repurchase Programs”), the Company may repurchase shares by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements or other derivative transactions. There is no stated expiration for the Share Repurchase Programs. Under its Share Repurchase Programs, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations, including limits under its Five-Year Revolving Credit Agreement (the “Credit Agreement”) (see Note N). The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the Share Repurchase Programs may be suspended, modified or terminated at any time without prior notice.
The approximately 15 million decrease in average shares outstanding (basic) for the first quarter of 2022 compared to the first quarter of 2021 was primarily due to the approximately 19 million shares repurchased during 2021 and 2022. As average shares outstanding are used in the calculation for both basic and diluted EPS, the full impact of share repurchases was not realized in EPS in the first quarter of 2022 as share repurchases occurred at varying points during the quarter.
The following shares were excluded from the calculation of average shares outstanding – diluted as their effect was anti-dilutive (shares in millions):

	First quarter ended
	March 31,
	2022	2021
Stock options(1)	—	1
(1)There were no anti-dilutive shares as of March 31, 2022. The weighted average exercise price per share of options excluded from diluted EPS was $31.86 as of March 31, 2021.

I. Accumulated Other Comprehensive Loss
The following table details the activity of the three components that comprise Accumulated other comprehensive loss:

	First quarter ended
	March 31,
	2022	2021
Pension and other postretirement benefits (E)
Balance at beginning of period	$(799)	$(980)
Other comprehensive income:
Unrecognized net actuarial gain and prior service cost/benefit	1	37
Tax expense	—	(8)
Total Other comprehensive income before reclassifications, net of tax	1	29
Amortization of net actuarial loss and prior service cost(1)	12	16
Tax expense(2)	(3)	(3)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(3)	9	13
Total Other comprehensive income	10	42
Balance at end of period	$(789)	$(938)
Foreign currency translation
Balance at beginning of period	$(1,062)	$(966)
Other comprehensive loss	(31)	(44)
Balance at end of period	$(1,093)	$(1,010)
Cash flow hedges
Balance at beginning of period	$(2)	$3
Other comprehensive income (loss):
Net change from periodic revaluations	25	8
Tax expense	(6)	(2)
Total Other comprehensive income before reclassifications, net of tax	19	6
Net amount reclassified to earnings	1	(3)
Tax benefit(2)	—	1
Total amount reclassified from Accumulated other comprehensive income (loss), net of tax(3)	1	(2)
Total Other comprehensive income	20	4
Balance at end of period	$18	$7

Accumulated other comprehensive loss	$(1,864)	$(1,941)

(1)These amounts were recorded in Other expense, net (see Note F) and Restructuring and other charges (see Note D) in the Statement of Consolidated Operations.
(2)These amounts were included in Provision for income taxes (see Note G) in the Statement of Consolidated Operations.
(3)A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.
J. Receivables
Sale of Receivables Programs
The Company has historically maintained two accounts receivables securitization arrangements. The net cash funding from the sale of accounts receivable was neither a use of cash nor a source of cash for the first quarter of 2022 or 2021.
The first was an arrangement with financial institutions to sell certain customer receivables without recourse on a revolving basis (the “Receivables Sale Program”) and was terminated on August 30, 2021. This arrangement historically provided up to a maximum funding of $300 for receivables sold. Cash receipts from customer payments on sold receivables (which were cash receipts on the underlying trade receivables that had been previously sold) as well as cash receipts and cash disbursements from draws and repayments under the program were presented as cash receipts from sold receivables within investing activities in the Statement of Consolidated Cash Flows. The Company had $26 net cash repayments ($18 in draws and $44 in repayments) for the three months ended March 31, 2021 in connection with this arrangement.
The second accounts receivables securitization arrangement is one in which the Company, through a wholly-owned special purpose entity (“SPE”), has a receivables purchase agreement (the “Receivables Purchase Agreement”) such that the SPE may sell certain receivables to financial institutions until the earlier of August 30, 2024 or a termination event. The Receivables Purchase Agreement also contains customary representations and warranties, as well as affirmative and negative covenants. Pursuant to the Receivables Purchase Agreement, the Company does not maintain effective control over the transferred receivables, and therefore accounts for these transfers as sales of receivables. This accounts receivable securitization arrangement totaled $325 at both March 31, 2022 and December 31, 2021 of which $250 was drawn as of both March 31, 2022 and December 31, 2021. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which were $100 and $79 at March 31, 2022 and December 31, 2021, respectively.
The Company sold $464 and $84 of its receivables without recourse and received cash funding under this program during the three months ended March 31, 2022 and March 31, 2021, respectively, resulting in derecognition of the receivables from the Company’s Consolidated Balance Sheet. Costs associated with the sales of receivables are reflected in the Company’s Statement of Consolidated Operations for the periods in which the sales occur. Cash receipts from sold receivables under the Receivables Purchase Agreement are presented within operating activities in the Statement of Consolidated Cash Flows.
Other Customer Receivable Sales
In the first quarter of 2022, the Company sold $106 of certain customers’ receivables in exchange for cash ($110 was outstanding from customers at March 31, 2022), the proceeds from which are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows. In the first quarter of 2021, the Company sold $66 of certain customers’ receivables in exchange for cash, the proceeds from which are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows.
K. Inventories

	March 31, 2022	December 31, 2021
Finished goods	$487	$478
Work-in-process	676	631
Purchased raw materials	279	256
Operating supplies	41	37
Total inventories	$1,483	$1,402

At March 31, 2022 and December 31, 2021, the portion of inventories valued on a last-in, first-out (“LIFO”) basis was $588 and $523, respectively. These amounts exclude the effects of LIFO valuation reductions, which were $201 and $192 at March 31, 2022 and December 31, 2021, respectively.
L. Properties, Plants, and Equipment, net

	March 31, 2022	December 31, 2021
Land and land rights(1)	$90	$91
Structures(1)	959	1,034
Machinery and equipment	3,961	3,932
	5,010	5,057
Less: accumulated depreciation and amortization(1)	2,770	2,772
	2,240	2,285
Construction work-in-progress	160	182
Properties, plants, and equipment, net	$2,400	$2,467
(1)The Company reached an agreement to sell the corporate center and, as a result, it was classified as held for sale and included in Prepaid expenses and other current assets in the Consolidated Balance Sheet. The carrying value of the building was $40 at March 31, 2022, and no material gain or loss is expected upon finalization of the sale. The Company intends to lease a portion of the property back from the purchaser.

The Company incurred capital expenditures which remained unpaid at March 31, 2022 and March 31, 2021 of $29 and $28, respectively, and will result in cash outflows within investing activities in the Statement of Consolidated Cash Flows in subsequent periods.
M. Leases
Operating lease cost, which included short-term leases and variable lease payments and approximates cash paid, was $16 and $17 in the first quarter of 2022 and 2021, respectively.
Operating lease right-of-use assets and lease liabilities in the Consolidated Balance Sheet were as follows:

	March 31, 2022	December 31, 2021
Right-of-use assets classified in Other noncurrent assets	$105	$108

Current portion of lease liabilities classified in Other current liabilities	$32	$33
Long-term portion of lease liabilities classified in Other noncurrent liabilities	78	81
Total lease liabilities	$110	$114
N. Debt

	March 31, 2022	December 31, 2021
5.125% Notes, due 2024	$1,150	$1,150
6.875% Notes, due 2025	600	600
5.900% Notes, due 2027	625	625
6.750% Bonds, due 2028	300	300
3.000% Notes, due 2029	700	700
5.950% Notes, due 2037	625	625
4.750% Iowa Finance Authority Loan, due 2042	250	250
Other(1)	(19)	(18)
	4,231	4,232
Less: amount due within one year	3	5
Total long-term debt	$4,228	$4,227

(1)Includes various financing arrangements related to subsidiaries, unamortized debt discounts and unamortized debt issuance costs related to outstanding notes and bonds listed in the table above.
Public Debt
On January 15, 2021, the Company completed the early redemption of all the remaining $361 of its 5.400% Notes due 2021 at par and paid $5 in accrued interest.
Credit Facility
On September 28, 2021, the Company amended and restated its Credit Agreement. The Credit Agreement provides a $1,000 senior unsecured revolving credit facility that matures on September 28, 2026, unless extended or earlier terminated in accordance with the provisions of the Credit Agreement. Capitalized terms used in this “Credit Facility” section but not otherwise defined shall have the meanings given to such terms in the Credit Agreement.
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

No greater than
(i) for the quarter ending March 31, 2022	4.50 to 1.00
(ii) for the quarter ending June 30, 2022	4.50 to 1.00
(iii) for the quarter ending September 30, 2022	4.25 to 1.00
(iv) for the quarter ending December 31, 2022	3.75 to 1.00

During the Covenant Relief Period, common stock dividends and share repurchases (see Note H) are permitted only if no loans under the Credit Agreement are outstanding at the time and are limited to an aggregate amount not to exceed $500 during the year ending December 31, 2022. Common stock dividends and share repurchases were $183 for the first quarter of 2022.
There were no amounts outstanding under the Credit Agreement at March 31, 2022 or December 31, 2021, and no amounts were borrowed during 2022 or 2021 under the Credit Agreement. At March 31, 2022, the Company was in compliance with all covenants under the Credit Agreement. Availability under the Credit Agreement could be reduced in future periods if the Company fails to maintain the required ratios referenced above.
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

	March 31, 2022		December 31, 2021
	Carrying value	Fair value	Carrying value	Fair value
Long-term debt, less amount due within one year	$4,228	$4,405	$4,227	$4,707
Restricted cash, which is included in Prepaid expenses and other current assets in the Consolidated Balance Sheet, was $2 at both March 31, 2022 and December 31, 2021.
P. Divestiture
2021 Divestiture
On March 15, 2021, the Company reached an agreement to sell a small manufacturing plant in France within the Fastening Systems segment, which resulted in a charge of $4 related to the non-cash impairment of the net book value of the business, primarily goodwill, in the first quarter of 2021 which was recorded in Restructuring and other charges in the Statement of Consolidated Operations. On June 1, 2021, the Company completed the sale for $10 (of which $8 of cash was received in the second quarter of 2021).
Q. Contingencies and Commitments
Contingencies
The following information supplements and, as applicable, updates the discussion of the contingencies and commitments in Note V to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Form 10-K”), and should be read in conjunction with the complete descriptions provided in the Form 10-K.
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
The Company’s remediation reserve balance was $15 at both March 31, 2022 and December 31, 2021, and was recorded in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet (of which $6 was classified as a current liability for both periods), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Payments related to remediation expenses applied against the reserve were less than $1 in the first quarter ended March 31, 2022 and included expenditures currently mandated, as well as those not required by any regulatory authority or third party.

Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be less than 1% of Cost of goods sold.
Indemnified Matters. The Separation and Distribution Agreement, dated October 31, 2016, that the Company entered into with Alcoa Corporation in connection with its separation from Alcoa Corporation, provides for cross-indemnities between the Company and Alcoa Corporation for claims subject to indemnification. The Separation and Distribution Agreement, dated March 31, 2020, that the Company entered into with Arconic Corporation in connection with its separation from Arconic Corporation, provides for cross-indemnities between the Company and Arconic Corporation for claims subject to indemnification. Among other claims that are covered by these indemnities, Arconic Corporation indemnifies the Company (f/k/a Arconic Inc. and f/k/a Alcoa Inc.) for all potential liabilities associated with the fire that occurred at the Grenfell Tower in London, U.K. on June 14, 2017, including the following legal proceedings, as updated from the Form 10-K:
United Kingdom Litigation (various claims on behalf of survivors and estates of decedents). The suits are stayed. A case management conference was held during the week of April 26, 2022.
Behrens et al. v. Arconic Inc. et al. (various claims on behalf of survivors and estates of decedents). On September 16, 2020, the court dismissed the U.S. case, determining that the U.K. is the appropriate jurisdiction for the case. Plaintiffs are appealing. Oral argument is scheduled for June 6, 2022.
With respect to the Howard v. Arconic Inc. et al. (securities law related claims) and Raul v. Albaugh, et al. (derivative related claim) proceedings, the regulatory investigations and the stockholder demands specified in the Form 10-K, there are no updates.
Lehman Brothers International (Europe) (“LBIE”) Proceeding. Lehman Brothers International (Europe) (“LBIE”) Proceeding. On June 26, 2020, LBIE filed formal proceedings against two Firth Rixson entities (“Firth”) in the High Court of Justice, Business and Property Courts of England and Wales. The proceedings relate to interest rate swap transactions that Firth entered into with LBIE in 2007 to 2008. In 2008, LBIE commenced insolvency proceedings, an event of default under the agreements, rendering LBIE unable to meet its obligations under the swaps and suspending Firth’s payment obligations. In the court proceedings, LBIE seeks a declaration that Firth has a contractual obligation to pay the amounts owing to LBIE under the agreements upon its emergence from insolvency proceedings which is expected to occur by 2023, which LBIE claims to be approximately $64, plus applicable interest. Firth will continue to maintain its position that multiple events of default under the agreements related to LBIE’s insolvency proceeding cannot be cured or continue indefinitely, which the Company believes are meritorious defenses. A virtual hearing in this matter occurred on January 13 and 14, 2021 in London, England, and a ruling has yet to be issued to date. Given the importance of the case for LBIE and Firth, it is expected that irrespective of the outcome of the most recent hearing, the case will be appealed and any requirement for the parties to pay amounts under the agreements will be stayed. An appeal of the case could continue into 2023. The Company intends to vigorously defend against these claims.
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
Commitments
Guarantees
At March 31, 2022, Howmet had outstanding bank guarantees related to tax matters, outstanding debt, workers’ compensation, environmental obligations, energy contracts, and customs duties, among others. The total amount committed under these guarantees, which expire at various dates between 2022 and 2040, was $15 at March 31, 2022.
Pursuant to the Separation and Distribution Agreement, dated as of October 31, 2016, between Howmet and Alcoa Corporation, Howmet was required to provide certain guarantees for Alcoa Corporation, which had a fair value of $6 at both March 31, 2022 and December 31, 2021, and were included in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet. The remaining guarantee, for which the Company and Arconic Corporation are secondarily liable in the event of a payment default by Alcoa Corporation, relates to a long-term energy supply agreement that expires in 2047 at an Alcoa Corporation facility. The Company currently views the risk of an Alcoa Corporation payment default on its obligations under the contract to be remote. The Company and Arconic Corporation are required to provide a guarantee up to an estimated present value amount of approximately $1,406 at both March 31, 2022 and December 31, 2021 in the event of an Alcoa Corporation default. In December 2021, a surety bond with a limit of $80 relating to this guarantee was obtained by Alcoa Corporation to protect Howmet’s obligation. This surety bond will be renewed on an annual basis by Alcoa Corporation.
Letters of Credit
The Company has outstanding letters of credit primarily related to workers’ compensation, environmental obligations, and leasing obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates, mostly in 2022 and 2023, was $118 at March 31, 2022.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to retain letters of credit of $53 (which are included in the $118 in the above paragraph) that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims that occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation and letters of credit fees paid by the Company are proportionally billed to, and are reimbursed by, Arconic Corporation and Alcoa Corporation, respectively. Also, the Company was required to provide letters of credit for certain Arconic Corporation environmental obligations and, as a result, the Company has $17 of outstanding letters of credit relating to such liabilities (which are also included in the $118 in the above paragraph).
Surety Bonds
The Company has outstanding surety bonds primarily related to tax matters, contract performance, workers’ compensation, environmental-related matters, and customs duties. The total amount committed under these annual surety bonds, which expire and automatically renew at various dates, primarily in 2022 and 2023, was $46 at March 31, 2022.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to provide surety bonds of $25 (which are included in the $46 in the above paragraph) that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims paid that occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation claims and surety bond fees paid by the Company are proportionately billed to, and are reimbursed by, Arconic Corporation and Alcoa Corporation, respectively.
R. Subsequent Events
Management evaluated all activity of Howmet and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(U.S. dollars in millions, except per share amounts)
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand our results of operations and financial condition. The MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and notes thereto included in Part I, Item 1 (Financial Statements and Supplementary Data) of this Form 10-Q.
Overview
Howmet is a global leader in lightweight metals engineering and manufacturing. Howmet’s innovative, multi-material products, which include nickel, titanium, aluminum, and cobalt, are used worldwide in the aerospace (commercial and defense), commercial transportation, and industrial and other markets.
COVID-19
Year-to-date 2022, the Company derived approximately 61% of its revenue from products sold to the aerospace market. Due to the global COVID-19 pandemic and its impact on the aerospace industry to date, there has been a decrease in domestic and international air travel. As a result, the demand for narrow body and wide body aircraft has been adversely affected. Narrow body demand is returning faster than wide body demand, creating a shift in product mix compared to pre-pandemic conditions. Since the duration of the pandemic is uncertain, management has taken a series of actions to address the financial impact, including fixed and variable cost reductions, such as headcount reductions in certain segments, and reducing the level of capital expenditures to preserve cash and maintain liquidity.
For additional information regarding the risks of COVID-19 on our business, see section Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, “Risk Factors — Our business, results of operations, financial condition and/or cash flows have been and could continue to be adversely impacted materially by the continued effects of the COVID-19 pandemic.”
Results of Operations
Earnings Summary:
Sales. Sales were $1,324 in the first quarter of 2022 compared to $1,209 in the first quarter of 2021. The increase of $115, or 10%, in the first quarter of 2022 was primarily due to higher sales in the commercial aerospace market, an increase in material cost pass through of approximately $40, and favorable product pricing of $14, partially offset by lower sales in the defense aerospace market.
Cost of goods sold (COGS). COGS as a percentage of Sales was 71.8% in the first quarter of 2022 compared to 72.2% in the first quarter of 2021. The decrease in the first quarter of 2022 was primarily due to higher sales volumes and favorable productivity, partially offset by material cost pass through and increased headcount, primarily in the Engine Products and Fastening Systems segments, in anticipation of revenue increases in 2022. Additionally, the Company recorded total COGS charges of $9 in the first quarter of 2021 related to fires that occurred at a Fastening Systems plant in France in 2019 (the “France Plant Fire”) and at a Forged Wheels plant in Barberton, Ohio in 2020 (the “Barberton Plant Fire”). The Company recorded total COGS charges of $5 in the first quarter of 2022 related to the France Plant Fire and Barberton Plant Fire. The Company anticipates additional charges of approximately $3 to $7 in the second quarter of 2022, with further impacts in subsequent quarters as the businesses continue to recover from the fires.
Selling, general administrative, and other expenses (SG&A). SG&A expenses were $69 in the first quarter of 2022 compared to $65 in the first quarter of 2021. The increase of $4, or 6%, in the first quarter of 2022 was primarily due to previous legal reimbursements and higher Corporate costs, partially offset by net legal and other advisory reimbursements for an Arconic Corporation indemnified claim of $3.
Research and development expenses (R&D). R&D expenses were $7 in the first quarter of 2022 and $5 in the first quarter of 2021, an increase of $2, or 40%.
Restructuring and other charges. Restructuring and other charges were $2 in the first quarter of 2022 compared to $9 in the first quarter of 2021 or a decrease of $7.
Restructuring and other charges for the first quarter of 2022 were primarily due to a U.S. pension plan settlement and exit related costs of $2.
Restructuring and other charges for the first quarter of 2021 were primarily comprised of a $4 charge for impairment of assets associated with an agreement to sell a small manufacturing business in France and a $3 charge for U.S. pension plans' settlement accounting.

See Note D to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail.
Interest expense, net. Interest expense, net was $58 in the first quarter of 2022 compared to $72 in the first quarter of 2021. The decrease of $14, or 19%, in the first quarter of 2022 was primarily due to a reduced average level of debt.
See Note N to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail related to the Company’s debt.
Other expense, net. Other expense, net was $1 in the first quarter of 2022 compared to Other expense, net of $4 in the first quarter of 2021. The decrease of $3, or 75%, in the first quarter of 2022 was primarily due to an increase in foreign currency gains of $5 and the impacts of deferred compensation arrangements of $5, partially offset by mark-to-market adjustments of $6.
Provision for income taxes. The estimated annual effective tax rate, before discrete items, applied to ordinary income was 24.3% in the first quarter of 2022 compared to 30.4% in the first quarter of 2021. The tax rate including discrete items was 23.4% in the first quarter of 2022 compared to 29.2% in the first quarter of 2021. A discrete tax benefit of $2 was recorded in the first quarter of 2022 compared to a discrete tax benefit of $1 in the first quarter of 2021. The estimated annual effective tax rate is a reflection of global income across numerous jurisdictions. As a result of the recovery in domestic profitability, the annual effective tax rate has improved.
See Note G to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail.
Net income. Net income was $131, or $0.31 per diluted share, in the first quarter of 2022 compared to $80, or $0.18 per diluted share, in the first quarter of 2021. The increase of $51 in the first quarter of 2022 was primarily due to higher sales in the commercial aerospace market, price increases, productivity gains, a decrease in Interest expense, net, due to lower long-term debt levels, and a decrease in Restructuring and other charges, partially offset by lower sales in the defense aerospace market, an increase in material costs and other inflationary costs, and an increase in provision for income taxes primarily driven by an increase in income before income taxes.
Segment Information
The Company’s operations consist of four worldwide reportable segments: Engine Products, Fastening Systems, Engineered Structures, and Forged Wheels. Segment performance under Howmet’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is Segment Adjusted EBITDA. Prior to the first quarter of 2022, the Company used Segment operating profit as its primary measure of performance. However, the Company’s Chief Executive Officer (“CEO”) believes that Segment adjusted EBITDA is now a better representation of its business because it provides additional information with respect to the Company’s operating performance and the Company’s ability to meet its financial obligations. Howmet’s definition of Segment Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) is net margin plus an add-back for depreciation and amortization. Net margin is equivalent to Sales minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; Research and development expenses; and Provision for depreciation and amortization. Special items, including Restructuring and other charges, are also excluded from Net margin and Segment Adjusted EBITDA. Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Differences between the total segment and consolidated totals are in Corporate (See Note C to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a description of each segment).
The Company has aligned its operations consistent with how the CEO assesses operating performance and allocates capital.
The Company produces aerospace engine parts and components and aerospace fastening systems for Boeing 737 MAX (“737 MAX”) airplanes. In late December 2019, Boeing announced a temporary suspension of the production of 737 MAX airplanes. This decline in production had a negative impact on sales and Segment Adjusted EBITDA in the Engine Products, Fastening Systems, and Engineered Structures segments in 2020 and the first half of 2021. While regulatory authorities in the United States and certain other jurisdictions lifted grounding orders beginning in late 2020, our sales remained at lower levels through the first half of 2021 due to the residual impacts of the 737 MAX grounding.
The Company also produces aerospace engine parts and components and aerospace fastening systems for Boeing 787 airplanes. In 2020 and 2021, Boeing reduced production rates of the 787 airplanes. Boeing paused deliveries of its 787 aircraft in May 2021. The significant decline in Boeing 787 production rates had a negative impact on sales and Segment Adjusted EBITDA in the Engine Products, Fastening Systems, and Engineered Structures segments in 2021 and the first quarter of 2022. We expect reduced production rates to continue to have a negative impact on our sales and Segment Adjusted EBITDA in 2022.

Engine Products

	First quarter ended
	March 31,
	2022	2021
Third-party sales	$631	$534
Segment Adjusted EBITDA	173	132
Third-party sales for the Engine Products segment increased $97, or 18%, in the first quarter of 2022 compared to the first quarter of 2021, primarily due to higher sales volumes in the commercial aerospace and industrial gas turbine markets and an increase in material cost pass through, partially offset by lower sales volumes in the defense aerospace market.
Segment Adjusted EBITDA for the Engine Products segment increased $41, or 31%, in the first quarter of 2022 compared to the first quarter of 2021, primarily due to higher sales volumes in the commercial aerospace and industrial gas turbine markets as well as strong productivity gains, partially offset by lower sales volumes in the defense aerospace market. The segment added approximately 325 headcount in the first quarter of 2022 in anticipation of further revenue increases in 2022.
In 2022, as compared to 2021, demand in the commercial aerospace and industrial gas turbine markets is expected to increase. An increase in material costs is expected to contribute to an increase in sales as the Company generally passes through these costs.

Fastening Systems

	First quarter ended
	March 31,
	2022	2021
Third-party sales	$264	$272
Segment Adjusted EBITDA	56	57
Third-party sales for the Fastening Systems segment decreased $8, or 3%, in the first quarter of 2022 compared to the first quarter of 2021, primarily due to lower sales volumes in the defense aerospace market, partially offset by higher sales volumes in the commercial transportation market and an increase in material cost pass through. Commercial aerospace revenue in this segment was flat year over year, with narrow body recovery offset by Boeing 787 production declines.
Segment Adjusted EBITDA for the Fastening Systems segment decreased $1, or 2%, in the first quarter of 2022 compared to the first quarter of 2021, primarily due to lower sales volumes in the defense aerospace market, Boeing 787 production declines, and inflationary costs, partially offset by favorable sales volumes in the narrow body commercial aerospace and commercial transportation markets. The segment added approximately 135 headcount in the first quarter of 2022 in anticipation of further revenue increases in 2022.
In 2022, as compared to 2021, demand in the commercial aerospace and commercial transportation markets is expected to increase. An increase in material costs is expected to contribute to an increase in sales as the Company generally passes through these costs.
Engineered Structures

	First quarter ended
	March 31,
	2022	2021
Third-party sales	$182	$176
Segment Adjusted EBITDA	23	22
Third-party sales for the Engineered Structures segment increased $6, or 3%, in the first quarter of 2022 compared to the first quarter of 2021, primarily due to higher sales volumes in the commercial aerospace market and an increase in material cost pass through, partially offset by lower sales volumes in the defense aerospace market, including lower F-35 program volumes.
Segment Adjusted EBITDA for the Engineered Structures segment increased $1, or 5%, in the first quarter of 2022 compared to the first quarter of 2021, primarily due to higher sales volumes in the commercial aerospace market, partially offset by lower sales volumes in the defense aerospace market, including lower F-35 program volumes, as well as inflationary costs.

In 2022, as compared to 2021, demand in the commercial aerospace market is expected to increase. However, demand in the defense aerospace market is expected to be down. An increase in material costs is expected to contribute to an increase in sales as the Company generally passes through these costs.
Forged Wheels

	First quarter ended
	March 31,
	2022	2021
Third-party sales	$247	$227
Segment Adjusted EBITDA	67	80
Third-party sales for the Forged Wheels segment increased $20, or 9%, in the first quarter of 2022 compared to the first quarter of 2021, primarily due to an increase in material cost pass through, partially offset by a 7% decline in volumes in the commercial transportation market driven by customer supply chain constraints.
Segment Adjusted EBITDA for the Forged Wheels segment decreased $13, or 16%, in the first quarter of 2022 compared to the first quarter of 2021, primarily due to lower sales volumes in the commercial transportation market driven by customer supply chain constraints and unfavorable foreign currency.
In 2022, as compared to 2021, demand in the commercial transportation markets served by Forged Wheels is expected to increase in most regions. An increase in material costs is expected to contribute to an increase in sales as the Company generally passes through these costs. However, sales in the Forged Wheels segment could be negatively impacted by customer supply chain constraints.
Reconciliation of Total Segment Adjusted EBITDA to Income before income taxes

	First quarter ended
	March 31,
	2022	2021
Income before income taxes	$171	$113
Interest expense, net	58	72
Other expense, net	1	4
Operating income	$230	$189
Segment provision for depreciation and amortization	65	65
Unallocated amounts:
Restructuring and other charges	2	9
Corporate expense	22	28
Total Segment Adjusted EBITDA	$319	$291
Total Segment Adjusted EBITDA is a non-GAAP financial measure. Management believes that this measure is meaningful to investors because it provides additional information with respect to the Company’s operating performance and the Company’s ability to meet its financial obligations. Differences between the total segment and consolidated totals are in Corporate.
See Restructuring and other charges, Interest expense, net, and Other expense, net discussions above, under Results of Operations for reference.
Corporate expense decreased $6, or 21%, in the first quarter of 2022 compared to the first quarter of 2021, primarily due to lower costs related to the Barberton Plant Fire and the France Plant Fire of $5 and legal and other advisory reimbursements received in the first quarter of 2022 that did not occur in the first quarter of 2021 of $3, partially offset by higher costs.
Environmental Matters
See the Environmental Matters section of Note Q to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Subsequent Events
See Note R to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for subsequent events.

Liquidity and Capital Resources
Operating Activities
Cash provided from operations was $55 in the three months ended March 31, 2022 compared to cash used for operations of $6 in the three months ended March 31, 2021. The change of $61, or 1,017%, was primarily due to higher operating results of $75 and lower pension contributions of $18, partially offset by an increase in working capital of $30. The components of the change in working capital primarily included inventories of $107, prepaid expenses and other current assets of $18, and taxes, including income taxes, of $6, partially offset by a change in accounts payable of $42, accrued expenses of $38, and favorable changes in receivables of $21 including employee retention credit receivables.
Management expects Howmet’s estimated pension contributions and other postretirement benefit payments in 2022 to be approximately $60.
Financing Activities
Cash used for financing activities was $194 in the three months ended March 31, 2022 compared to $368 in the three months ended March 31, 2021. The decrease of $174, or 47%, was primarily due to payments made in 2021 in connection with the redemption of long-term debt of $361 (See Note N to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference), partially offset by incremental common stock repurchases of $175 and dividends paid to common stock shareholders of $8.
The Company maintains a credit facility pursuant to its Five-Year Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and issuers named therein (See Note N to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference).
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
The Company’s credit ratings from the three major credit rating agencies are as follows:

	Issuer Rating	Outlook	Date of Last Update
Standard and Poor’s Ratings Service (“S&P”)	BB+	Stable	December 3, 2021
Moody’s Investors Service (“Moody’s”)	Ba1	Stable	April 27, 2022
Fitch Investors Service (“Fitch”)	BBB-	Stable	March 22, 2022
On April 27, 2022, Moody’s upgraded Howmet’s long-term debt rating from Ba2 to Ba1 citing the Company’s ability to improve its financial leverage, strong cash generation, and well-balanced financial policies and affirmed the current outlook as stable.
On March 22, 2022, Fitch affirmed the following ratings for Howmet: long-term debt at BBB- and the current outlook as stable.
Investing Activities
Cash used for investing activities was $61 in the three months ended March 31, 2022 compared to cash provided from investing activities of $3 in the three months ended March 31, 2021. The change of $64, or 2,133%, was primarily due to cash receipts from sold receivables of $57 in 2021, which did not have activity in the current year as a result of the accounts receivables securitization program changes in August 2021. This change was partially offset by an increase in capital expenditures of $7. The net cash funding from the sale of accounts receivable was neither a use of cash nor a source of cash during 2022 and 2021.
In March 2022, the Company reached an agreement to sell the corporate center. The carrying value of the building was $40 at March 31, 2022, and no material gain or loss is expected upon finalization of the sale. The Company intends to lease a portion of the property back from the purchaser which will not have a material adverse impact on the results of operations.

Recently Adopted and Recently Issued Accounting Guidance
See Note B to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Forward-Looking Statements
This report contains (and oral communications made by Howmet Aerospace may contain) statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Howmet Aerospace’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements, forecasts and outlook relating to the condition of end markets; future financial results or operating performance; future strategic actions; Howmet Aerospace’s strategies, outlook, and business and financial prospects; and any future repurchases of its debt or equity securities. These statements reflect beliefs and assumptions that are based on Howmet Aerospace’s perception of historical trends, current conditions and expected future developments, as well as other factors Howmet Aerospace believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict, which could cause actual results to differ materially from those indicated by these statements. Such risks and uncertainties include, but are not limited to: (a) uncertainty of the duration, extent and impact of the COVID-19 pandemic on Howmet Aerospace’s business, results of operations, and financial condition; (b) deterioration in global economic and financial market conditions generally (including as a result of COVID-19 and its effects, among other things, on global supply, demand, and distribution disruptions); (c) unfavorable changes in the markets served by Howmet Aerospace; (d) the impact of potential cyber attacks and information technology or data security breaches; (e) the loss of significant customers or adverse changes in customers’ business or financial conditions; (f) manufacturing difficulties or other issues that impact product performance, quality or safety; (g) inability of suppliers to meet obligations due to supply chain disruptions or otherwise; (h) the inability to achieve revenue growth, cash generation, cost savings, restructuring plans, cost reductions, improvement in profitability, or strengthening of competitiveness and operations anticipated or targeted; (i) inability to meet increased demand, production targets or commitments; (j) competition from new product offerings, disruptive technologies or other developments; (k) geopolitical, economic, and regulatory risks relating to Howmet Aerospace’s global operations, including geopolitical and diplomatic tensions, instabilities and conflicts, as well as compliance with U.S. and foreign trade and tax laws, sanctions, embargoes and other regulations; (l) the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation, which can expose Howmet Aerospace to substantial costs and liabilities; (m) failure to comply with government contracting regulations; (n) adverse changes in discount rates or investment returns on pension assets; and (o) the other risk factors summarized in Howmet Aerospace’s Form 10-K for the year ended December 31, 2021 and other reports filed with the U.S. Securities and Exchange Commission. Market projections are subject to the risks discussed above and other risks in the market. The statements in a presentation or document are made as of the date of such presentation or document. Howmet Aerospace disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
See Note Q to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table presents information with respect to the Company’s repurchases of its common stock during the quarter ended March 31, 2022:

	(in millions except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
January 1 - January 31, 2022	2,957,552	$33.81	2,957,552	$1,247
February 1 - February 28, 2022	650,204	$34.60	650,204	$1,224
March 1 - March 31, 2022	1,539,551	$34.10	1,539,551	$1,172
Total for quarter ended March 31, 2022	5,147,307	$34.00	5,147,307
(1)Excludes commissions cost.
(2)On August 18, 2021, the Company announced that its Board of Directors authorized a share repurchase program of up to $1,500 million of the Company's outstanding common stock. After giving effect to the share repurchases made through March 31, 2022, approximately $1,172 million Board authorization remains available. Under the Company’s share repurchase programs (the “Share Repurchase Programs”), the Company may repurchase shares by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements or other derivative transactions. There is no stated expiration for the Share Repurchase Programs. Under its Share Repurchase Programs, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations, including limits under the Company’s Five-Year Revolving Credit Agreement (See Note N to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference). The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the Share Repurchase Programs may be suspended, modified or terminated at any time without prior notice.

Item 6. Exhibits.

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Howmet Aerospace Inc.

May 3, 2022	/s/ Ken Giacobbe
Date	Ken Giacobbe
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

May 3, 2022	/s/ Barbara L. Shultz
Date	Barbara L. Shultz
Vice President and Controller
(Principal Accounting Officer)