Form 10-Q
period 2022-06-30
Howmet Aerospace Inc.
filed 2022-08-04
CIK 4281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of August 1, 2022, there were 415,403,018 shares of common stock, par value $1.00 per share, of the registrant outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.
Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Operations (unaudited)
(U.S. dollars in millions, except per-share amounts)

	Second quarter ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Sales (C)	$1,393	$1,195	$2,717	$2,404
Cost of goods sold (exclusive of expenses below)	987	857	1,937	1,730
Selling, general administrative, and other expenses	83	55	152	120
Research and development expenses	9	4	16	9
Provision for depreciation and amortization	67	67	133	135
Restructuring and other charges (D)	6	5	8	14
Operating income	241	207	471	396
Loss on debt redemption (N)	2	23	2	23
Interest expense, net	57	66	115	138
Other (income) expense, net (F)	(1)	8	—	12
Income before income taxes	183	110	354	223
Provision for income taxes (G)	36	36	76	69
Net income	$147	$74	$278	$154

Amounts Attributable to Howmet Aerospace Common Shareholders (H):
Net income	$147	$74	$277	$153
Earnings per share:
Basic	$0.35	$0.17	$0.66	$0.35
Diluted	$0.35	$0.17	$0.66	$0.35
Average Shares Outstanding (H):
Basic	417	432	418	433
Diluted	422	437	423	438
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Comprehensive Income (unaudited)
(U.S. dollars in millions)

	Second quarter ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$147	$74	$278	$154
Other comprehensive income (loss), net of tax (I):
Change in unrecognized net actuarial loss and prior service cost related to pension and other postretirement benefits	22	35	32	77
Foreign currency translation adjustments	(114)	18	(145)	(26)
Net change in unrecognized (losses) gains on cash flow hedges	(36)	4	(16)	8
Total Other comprehensive (loss) income, net of tax	(128)	57	(129)	59
Comprehensive income	$19	$131	$149	$213
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Consolidated Balance Sheet (unaudited)
(U.S. dollars in millions)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$537	$720
Receivables from customers, less allowances of $— in 2022 and 2021 (J)	501	367
Other receivables (J)	49	53
Inventories (K)	1,563	1,402
Prepaid expenses and other current assets	187	195
Total current assets	2,837	2,737
Properties, plants, and equipment, net (L)	2,340	2,467
Goodwill	4,012	4,067
Deferred income taxes	118	184
Intangibles, net	534	549
Other noncurrent assets (M)	211	215
Total assets	$10,052	$10,219
Liabilities
Current liabilities:
Accounts payable, trade	$814	$732
Accrued compensation and retirement costs	198	198
Taxes, including income taxes	58	61
Accrued interest payable	75	74
Other current liabilities (M)	176	183
Short-term debt (N)	1	5
Total current liabilities	1,322	1,253
Long-term debt, less amount due within one year (N and O)	4,169	4,227
Accrued pension benefits (E)	710	771
Accrued other postretirement benefits (E)	150	153
Other noncurrent liabilities and deferred credits (M)	280	307
Total liabilities	6,631	6,711
Contingencies and commitments (Q)
Equity
Howmet Aerospace shareholders’ equity:
Preferred stock	55	55
Common stock	416	422
Additional capital	4,079	4,291
Retained earnings	863	603
Accumulated other comprehensive loss (I)	(1,992)	(1,863)
Total equity	3,421	3,508
Total liabilities and equity	$10,052	$10,219
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(U.S. dollars in millions)

	Six months ended
	June 30,
	2022	2021
Operating activities
Net income	$278	$154
Adjustments to reconcile net income to cash provided from operations:
Depreciation and amortization	133	135
Deferred income taxes	52	15
Restructuring and other charges	8	14
Net realized and unrealized losses	7	4
Net periodic pension cost (E)	11	9
Stock-based compensation	29	14
Loss on debt redemption (N)	2	23
Other	27	23
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
Increase in receivables (J)	(169)	(231)
(Increase) decrease in inventories	(191)	19
Decrease in prepaid expenses and other current assets	1	10
Increase in accounts payable, trade	118	48
Decrease in accrued expenses	(40)	(93)
Increase in taxes, including income taxes	1	24
Pension contributions	(20)	(61)
Increase in noncurrent assets	(1)	(4)
Decrease in noncurrent liabilities	(33)	(24)
Cash provided from operations	213	79
Financing Activities
Net change in short-term borrowings (original maturities of three months or less)	(4)	(1)
Payments on debt (original maturities greater than three months) (N)	(60)	(838)
Debt issuance costs (N)	—	(1)
Premiums paid on early redemption of debt (N)	(2)	(22)
Repurchase of common stock	(235)	(200)
Proceeds from exercise of employee stock options	10	15
Dividends paid to shareholders	(18)	(1)
Other	(22)	(20)
Cash used for financing activities	(331)	(1,068)
Investing Activities
Capital expenditures (C)	(106)	(91)
Proceeds from the sale of assets and businesses	42	8
Sale of debt securities	—	5
Cash receipts from sold receivables (J)	—	172
Other	(1)	—
Cash (used for) provided from investing activities	(65)	94
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	—
Net change in cash, cash equivalents and restricted cash	(184)	(895)
Cash, cash equivalents and restricted cash at beginning of period	722	1,611
Cash, cash equivalents and restricted cash at end of period	$538	$716
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(U.S. dollars in millions, except per-share amounts)

	Howmet Aerospace Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at March 31, 2021	$55	$434	$4,671	$443	$(1,941)	$3,662
Net income	—	—	—	74	—	74
Other comprehensive income (I)	—	—	—	—	57	57
Repurchase and retirement of common stock	—	(6)	(194)	—	—	(200)
Stock-based compensation	—	—	8	—	—	8
Common stock issued: compensation plans	—	1	(4)	—	—	(3)
Balance at June 30, 2021	$55	$429	$4,481	$517	$(1,884)	$3,598

	Howmet Aerospace Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at March 31, 2022	$55	$418	$4,123	$725	$(1,864)	$3,457
Net income	—	—	—	147	—	147
Other comprehensive loss (I)	—	—	—	—	(128)	(128)
Cash dividends declared:
Common @ $0.02 per share	—	—	—	(9)	—	(9)
Repurchase and retirement of common stock	—	(2)	(58)	—	—	(60)
Stock-based compensation	—	—	18	—	—	18
Common stock issued: compensation plans	—	—	(4)	—	—	(4)
Balance at June 30, 2022	$55	$416	$4,079	$863	$(1,992)	$3,421

The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(U.S. dollars in millions, except per-share amounts)

	Howmet Aerospace Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2020	$55	$433	$4,668	$364	$(1,943)	$3,577
Net income	—	—	—	154	—	154
Other comprehensive income (I)	—	—	—	—	59	59
Cash dividends declared:
Preferred-Class A @ $1.8750 per share	—	—	—	(1)	—	(1)
Repurchase and retirement of common stock	—	(6)	(194)	—	—	(200)
Stock-based compensation	—	—	14	—	—	14
Common stock issued: compensation plans	—	2	(7)	—	—	(5)
Balance at June 30, 2021	$55	$429	$4,481	$517	$(1,884)	$3,598

	Howmet Aerospace Shareholders
	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2021	$55	$422	$4,291	$603	$(1,863)	$3,508
Net income	—	—	—	278	—	278
Other comprehensive loss (I)	—	—	—	—	(129)	(129)
Cash dividends declared:
Preferred-Class A @ $1.8750 per share	—	—	—	(1)	—	(1)
Common @ $0.04 per share	—	—	—	(17)	—	(17)
Repurchase and retirement of common stock	—	(7)	(228)	—	—	(235)
Stock-based compensation	—	—	29	—	—	29
Common stock issued: compensation plans	—	1	(13)	—	—	(12)
Balance at June 30, 2022	$55	$416	$4,079	$863	$(1,992)	$3,421

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
In the second quarter of 2022, the Company derived approximately 45% of its revenue from products sold to the commercial aerospace market which is substantially less than the pre-pandemic 2019 annual rate of approximately 60%. Due to the global COVID-19 pandemic and its impact on the commercial aerospace industry to date, there has been a decrease in domestic and international air travel, which in turn has adversely affected demand for narrow-body and wide-body aircraft. Although domestic air travel is increasing, it still is below pre-pandemic 2019 levels on an average monthly basis. International travel also continues to be lower than pre-pandemic 2019 levels. Narrow-body demand is returning faster than wide-body demand and the commercial wide-body aircraft market is taking longer to recover, which is creating a shift in our product mix compared to pre-pandemic conditions. In addition to the impact from the pandemic, the timing and level of future aircraft builds by original equipment manufacturers are subject to changes and uncertainties, such as declines in Boeing 787 production rates due to delays in its recertification, which may cause our future results to differ from prior periods due to changes in product mix in certain segments.
The preparation of the Consolidated Financial Statements of the Company in conformity with GAAP requires management to make certain judgments, estimates, and assumptions. These estimates are based on historical experience and, in some cases, assumptions based on current and future market experience, including considerations relating to the impact of COVID-19 and changes in the aerospace industry as a result of the pandemic. The impact of these changes is rapidly changing and of unknown duration and macroeconomic impact and, as a result, these considerations remain highly uncertain. Management has made its best estimates using all relevant information available at the time, but it is possible that our estimates will differ from our actual results and affect the Consolidated Financial Statements in future periods and potentially require adverse adjustments to the recoverability of goodwill, intangible and long-lived assets, the realizability of deferred tax assets and other judgments and estimations and assumptions that may be impacted by COVID-19 and changes in the aerospace industry.
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
Forged Wheels
Forged Wheels provides forged aluminum wheels and related products for heavy-duty trucks and the commercial transportation market.

The operating results of the Company’s reportable segments were as follows:

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Second quarter ended June 30, 2022
Sales:
Third-party sales	$652	$277	$185	$279	$1,393
Inter-segment sales	1	—	1	—	2
Total sales	$653	$277	$186	$279	$1,395
Profit and loss:
Provision for depreciation and amortization	$31	$11	$12	$10	$64
Segment Adjusted EBITDA	179	56	26	75	336
Restructuring and other charges	4	—	1	—	5
Capital expenditures	24	8	2	5	39

Second quarter ended June 30, 2021
Sales:
Third-party sales	$544	$262	$160	$229	$1,195
Inter-segment sales	1	—	2	—	3
Total sales	$545	$262	$162	$229	$1,198
Profit and loss:
Provision for depreciation and amortization	$30	$13	$13	$9	$65
Segment Adjusted EBITDA	130	63	24	70	287
Restructuring and other charges	5	3	—	—	8
Capital expenditures	16	9	5	13	43

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Six months ended June 30, 2022
Sales:
Third-party sales	$1,283	$541	$367	$526	$2,717
Inter-segment sales	2	—	2	—	4
Total sales	$1,285	$541	$369	$526	$2,721
Profit and loss:
Provision for depreciation and amortization	$62	$23	$24	$20	$129
Segment Adjusted EBITDA	352	112	49	142	655
Restructuring and other charges (credits)	7	(3)	3	—	7
Capital expenditures	51	23	9	14	97

Six months ended June 30, 2021
Sales:
Third-party sales	$1,078	$534	$336	$456	$2,404
Inter-segment sales	2	—	3	—	5
Total sales	$1,080	$534	$339	$456	$2,409
Profit and loss:
Provision for depreciation and amortization	$61	$25	$25	$19	$130
Segment Adjusted EBITDA	262	120	46	150	578
Restructuring and other charges	10	5	1	—	16
Capital expenditures	27	14	10	22	73

The following table reconciles Total Segment Adjusted EBITDA to Income before income taxes:

	Second quarter ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Total Segment Adjusted EBITDA	$336	$287	$655	$578
Segment provision for depreciation and amortization	(64)	(65)	(129)	(130)
Unallocated amounts:
Restructuring and other charges	(6)	(5)	(8)	(14)
Corporate expense	(25)	(10)	(47)	(38)
Operating income	$241	$207	$471	$396
Loss on debt redemption	(2)	(23)	(2)	(23)
Interest expense, net	(57)	(66)	(115)	(138)
Other income (expense), net	1	(8)	—	(12)
Income before income taxes	$183	$110	$354	$223
Differences between the total segment and consolidated totals are in Corporate. The following table reconciles total segment capital expenditures with Capital expenditures as presented in the Statement of Consolidated Cash Flows:

	Second quarter ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Total segment capital expenditures	$39	$43	$97	$73
Corporate	5	(7)	9	18
Capital expenditures	$44	$36	$106	$91

The following table disaggregates segment revenue by major market served. Differences between the total segment and consolidated totals are in Corporate.

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Second quarter ended June 30, 2022
Aerospace - Commercial	$362	$155	$108	$—	$625
Aerospace - Defense	123	37	63	—	223
Commercial Transportation	—	53	—	279	332
Industrial and Other	167	32	14	—	213
Total end-market revenue	$652	$277	$185	$279	$1,393

Second quarter ended June 30, 2021
Aerospace - Commercial	$260	$129	$79	$—	$468
Aerospace - Defense	121	41	64	—	226
Commercial Transportation	—	49	—	229	278
Industrial and Other	163	43	17	—	223
Total end-market revenue	$544	$262	$160	$229	$1,195

Six months ended June 30, 2022
Aerospace - Commercial	$691	$303	$217	$—	$1,211
Aerospace - Defense	260	69	120	—	449
Commercial Transportation	—	106	—	526	632
Industrial and Other	332	63	30	—	425
Total end-market revenue	$1,283	$541	$367	$526	$2,717

Six months ended June 30, 2021
Aerospace - Commercial	$487	$277	$159	$—	$923
Aerospace - Defense	272	83	141	—	496
Commercial Transportation	—	95	—	456	551
Industrial and Other	319	79	36	—	434
Total end-market revenue	$1,078	$534	$336	$456	$2,404
The Company derived 61% and 59% of its revenue from the aerospace market for the six months ended June 30, 2022 and 2021, respectively.
General Electric Company represented approximately 13% and 12% of the Company’s third-party sales for the six months ended June 30, 2022 and 2021, respectively, primarily from Engine Products.

D. Restructuring and Other Charges

	Second quarter ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Layoff costs	$—	$2	$—	$2
Reversals of previously recorded layoff reserves	—	(2)	(1)	(1)
Pension and Other post-retirement benefits - net settlements (E)	3	3	4	6
Non-cash asset impairments	—	4	—	4
Net loss related to divestitures of assets and businesses (P)	—	—	—	4
Other	3	(2)	5	(1)
Restructuring and other charges	$6	$5	$8	$14
In the second quarter of 2022, the Company recorded Restructuring and other charges of $6, which were primarily due to charges for U.S. pension plan settlements of $3 and exit related costs, including accelerated depreciation, of $3.
In the six months ended June 30, 2022, the Company recorded Restructuring and other charges of $8, which were primarily due to exit related costs, including accelerated depreciation, of $5 and charges for U.S. pension plan settlements of $4, partially offset by a reversal of $1 for a layoff reserve related to a prior period.
In the second quarter and six months ended June 30, 2021, the Company recorded Restructuring and other charges of $5 and $14, respectively, which was primarily due to charges for pension plan settlements and exit related costs.

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2021	$17	$2	$19
Cash payments	(8)	(4)	(12)
Restructuring charges	3	5	8
Other(1)	(4)	(1)	(5)
Reserve balances at June 30, 2022	$8	$2	$10
(1)In the six months ended June 30, 2022, Other for layoff costs included a $4 charge for U.S. pension plan settlements and Other exit costs included a $1 charge for accelerated depreciation.
The majority of the layoff cost and other exit cost reserves is expected to be paid in cash during 2022 and 2023, with small amounts to be paid through 2024.
E. Pension and Other Postretirement Benefits
The components of net periodic cost (benefit) were as follows:

	Second quarter ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Pension benefits
Service cost	$1	$1	$2	$2
Interest cost	13	12	25	24
Expected return on plan assets	(21)	(23)	(41)	(46)
Recognized net actuarial loss	12	15	25	29
Settlements	3	3	4	6
Net periodic cost(1)	$8	$8	$15	$15

Other postretirement benefits
Service cost	$1	$1	$1	$1
Interest cost	1	2	2	3
Recognized net actuarial loss	1	—	1	—
Amortization of prior service benefit	(3)	(3)	(5)	(4)
Net periodic benefit(1)	$—	$—	$(1)	$—

(1)Service cost was included within Cost of goods sold, Selling, general administrative, and other expenses, and Research and development expenses; settlements were included in Restructuring and other charges; and all other cost components were recorded in Other (income) expense, net in the Statement of Consolidated Operations.
Pension benefits
The Company applied settlement accounting to certain U.S. pension plans due to lump sum payments made to participants, which resulted in settlement charges of $3 and $4 in the second quarter and six months ended June 30, 2022, respectively, and $3 and $6 in the second quarter and six months ended June 30, 2021, respectively, that were recorded in Restructuring and other charges in the Statement of Consolidated Operations.
On March 11, 2021, the American Rescue Plan Act of 2021 (“ARPA 2021”) was signed into law in the United States. ARPA 2021, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. For the second quarter and six months ended

June 30, 2022, Howmet’s combined pension contributions and other postretirement benefit payments were approximately $12 and $25, respectively. For the second quarter and six months ended June 30, 2021, Howmet’s combined pension contributions and other postretirement benefit payments were approximately $36 and $69, respectively.
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
F. Other (Income) Expense, Net

	Second quarter ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Non-service related net periodic benefit cost	$3	$3	$7	$6
Interest income	(1)	(1)	(1)	(1)
Foreign currency (gains) losses, net	(1)	1	(4)	3
Net realized and unrealized losses	4	1	7	4
Deferred compensation	(6)	4	(9)	6
Other, net	—	—	—	(6)
Other (income) expense, net	$(1)	$8	$—	$12
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
The estimated annual effective tax rate, before discrete items, applied to ordinary income was 23.9% in both the second quarter and six months ended June 30, 2022 and 29.1% in both the second quarter and six months ended June 30, 2021. The 2022 and 2021 rates were higher than the U.S. federal statutory rate of 21% primarily due to additional estimated U.S. tax on Global Intangible Low-Taxed Income (“GILTI”) and other foreign earnings, incremental state tax and foreign taxes on earnings also subject to U.S. federal income tax, and nondeductible expenses.
For the second quarter of 2022 and 2021, the tax rate including discrete items was 19.7% and 32.7%, respectively. For the second quarter of 2022, the Company recorded a discrete tax benefit of $7 attributable to a $6 benefit to release a valuation allowance related to an interest carryforward tax attribute in the U.K. and a net benefit of $1 for other small items. For the second quarter of 2021, the Company recorded a discrete tax charge of $4 attributable to a $2 charge for a U.K. tax rate change and a net charge of $2 for other small items.
For the six months ended June 30, 2022 and 2021, the tax rate including discrete items was 21.5% and 30.9%, respectively. For the six months ended June 30, 2022, the Company recorded a discrete net tax benefit of $9 attributable to a $6 benefit to release a valuation allowance related to an interest carryforward tax attribute in the U.K., a $5 excess benefit for stock compensation and a net charge of $2 for other small items. For the six months ended June 30, 2021, the Company recorded a discrete tax charge of $3 attributable to a $2 charge for a U.K. tax rate change and a net charge of $1 for other small items.

The tax provision was comprised of the following:

	Second quarter ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Pre-tax income at estimated annual effective income tax rate before discrete items	$44	$32	$85	$65
Impact of change in estimated annual effective tax rate on previous quarter’s pre-tax income	(1)	(1)	—	—
Interim period treatment of operational losses in foreign jurisdictions for which no tax benefit is recognized	—	1	—	1
Other discrete items	(7)	4	(9)	3
Provision for income taxes	$36	$36	$76	$69
H. Earnings Per Share
Basic earnings per share (“EPS”) amounts are computed by dividing earnings, after the deduction of preferred stock dividends declared, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.
The information used to compute basic and diluted EPS attributable to Howmet common shareholders was as follows (shares in millions):

	Second quarter ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income attributable to common shareholders	$147	$74	$278	$154
Less: preferred stock dividends declared	—	—	1	1
Net income available to Howmet Aerospace common shareholders - basic and diluted	$147	$74	$277	$153

Average shares outstanding - basic	417	432	418	433
Effect of dilutive securities:
Stock options	—	1	—	1
Stock and performance awards	5	4	5	4
Average shares outstanding - diluted	422	437	423	438
Common stock outstanding at June 30, 2022 and 2021 was approximately 416 million and 429 million, respectively.
On August 18, 2021, the Company announced that its Board of Directors authorized a share repurchase program of up to $1,500 of the Company's outstanding common stock. In the quarter ended June 30, 2022, the Company repurchased approximately 2 million shares of its common stock at an average price of $33.89 per share (excluding commissions cost) for $60 in cash. For the six months ended June 30, 2022, the Company repurchased approximately 7 million shares for $235 in cash. All of the shares repurchased have been retired. After giving effect to the share repurchases made through June 30, 2022, approximately $1,112 Board authorization remains available. Under the Company’s share repurchase programs (the “Share Repurchase Programs”), the Company may repurchase shares by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements, or other derivative transactions. There is no stated expiration for the Share Repurchase Programs. Under its Share Repurchase Programs, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations, including limits under its Five-Year Revolving Credit Agreement (the “Credit Agreement”) (see Note N). The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the Share Repurchase Programs may be suspended, modified or terminated at any time without prior notice.
The approximately 15 million decrease in average shares outstanding (basic) for the second quarter of 2022 compared to the second quarter of 2021 was primarily due to the approximately 20 million shares repurchased between July 1, 2021 and June 30, 2022. As average shares outstanding are used in the calculation for both basic and diluted EPS, the full impact of share repurchases was not realized in EPS in the second quarter and six months ended June 30, 2022 as share repurchases occurred at varying points during the quarter.

In July 2022, the Company repurchased approximately 1 million shares of its common stock under the Share Repurchase Programs at an average price of $32.22 per share (excluding commissions cost) for approximately $30 in cash. After the share repurchases made through July 31, 2022, approximately $1,082 remains authorized for common stock share repurchases.
There were no stock options shares excluded from the calculation of average shares outstanding – diluted for the second quarter and six months ended June 30, 2022 and 2021. Additionally, there were no anti-dilutive stock options shares as of June 30, 2022 and 2021.
I. Accumulated Other Comprehensive Loss
The following table details the activity of the three components that comprise Accumulated other comprehensive loss:

	Second quarter ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Pension and other postretirement benefits (E)
Balance at beginning of period	$(789)	$(938)	$(799)	$(980)
Other comprehensive income:
Unrecognized net actuarial gain and prior service cost/benefit	15	30	16	67
Tax expense	(3)	(7)	(3)	(15)
Total Other comprehensive income before reclassifications, net of tax	12	23	13	52
Amortization of net actuarial loss and prior service cost(1)	13	15	25	31
Tax expense(2)	(3)	(3)	(6)	(6)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(3)	10	12	19	25
Total Other comprehensive income	22	35	32	77
Balance at end of period	$(767)	$(903)	$(767)	$(903)
Foreign currency translation
Balance at beginning of period	$(1,093)	$(1,010)	$(1,062)	$(966)
Other comprehensive (loss) income	(114)	18	(145)	(26)
Balance at end of period	$(1,207)	$(992)	$(1,207)	$(992)
Cash flow hedges
Balance at beginning of period	$18	$7	$(2)	$3
Other comprehensive income (loss):
Net change from periodic revaluations	(36)	11	(11)	19
Tax income (expense)	8	(2)	2	(4)
Total Other comprehensive (loss) income before reclassifications, net of tax	(28)	9	(9)	15
Net amount reclassified to earnings	(11)	(5)	(10)	(8)
Tax benefit(2)	3	—	3	1
Total amount reclassified from Accumulated other comprehensive loss, net of tax(3)	(8)	(5)	(7)	(7)
Total Other comprehensive (loss) income	(36)	4	(16)	8
Balance at end of period	$(18)	$11	$(18)	$11

Accumulated other comprehensive loss	$(1,992)	$(1,884)	$(1,992)	$(1,884)
(1)These amounts were recorded in Other (income) expense, net (see Note F) and Restructuring and other charges (see Note D) in the Statement of Consolidated Operations.
(2)These amounts were included in Provision for income taxes (see Note G) in the Statement of Consolidated Operations.
(3)A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.

J. Receivables
Sale of Receivables Programs
The Company maintains an accounts receivables securitization arrangement through a wholly-owned special purpose entity (“SPE”). The Company previously had a second arrangement which terminated on August 30, 2021. The net cash funding from the sale of accounts receivable was neither a use of cash nor a source of cash for any quarter of 2022 or 2021.
The terminated arrangement was with financial institutions to sell certain customer receivables without recourse on a revolving basis. The Company had $22 net cash repayments ($41 in draws and $63 in repayments) for the six months ended June 30, 2021 in connection with this arrangement. The total cash receipts from both customer payments on sold receivables (which were cash receipts on the underlying trade receivables that had been previously sold) and net cash repayments under the program were presented as cash receipts from sold receivables within investing activities in the Statement of Consolidated Cash Flows for the six months ended June 30, 2021.
The current accounts receivables securitization arrangement is one in which the Company, through an SPE, has a receivables purchase agreement (the “Receivables Purchase Agreement”) such that the SPE may sell certain receivables to financial institutions until the earlier of August 30, 2024 or a termination event. The Receivables Purchase Agreement also contains customary representations and warranties, as well as affirmative and negative covenants. Pursuant to the Receivables Purchase Agreement, the Company does not maintain effective control over the transferred receivables, and therefore accounts for these transfers as sales of receivables. This accounts receivable securitization arrangement totaled $325 at both June 30, 2022 and December 31, 2021 of which $250 was drawn as of both June 30, 2022 and December 31, 2021. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which were $130 and $79 at June 30, 2022 and December 31, 2021, respectively.
The Company sold $437 and $901 of its receivables without recourse and received cash funding under this program during the second quarter and six months ended June 30, 2022, respectively, resulting in derecognition of the receivables from the Company’s Consolidated Balance Sheet. Costs associated with the sales of receivables are reflected in the Company’s Statement of Consolidated Operations for the periods in which the sales occur. Cash receipts from sold receivables under the Receivables Purchase Agreement are presented within operating activities in the Statement of Consolidated Cash Flows.
Other Customer Receivable Sales
In the second quarter and six months ended June 30, 2022, the Company sold $117 and $223, respectively, of certain customers’ receivables in exchange for cash ($125 was outstanding from customers at June 30, 2022), the proceeds from which are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows. In the second quarter and six months ended June 30, 2021, the Company sold $98 and $164, respectively, of certain customers’ receivables in exchange for cash, the proceeds from which are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows.
K. Inventories

	June 30, 2022	December 31, 2021
Finished goods	$486	$478
Work-in-process	725	631
Purchased raw materials	307	256
Operating supplies	45	37
Total inventories	$1,563	$1,402

At June 30, 2022 and December 31, 2021, the portion of inventories valued on a last-in, first-out (“LIFO”) basis was $627 and $523, respectively. These amounts exclude the effects of LIFO valuation reductions, which were $203 and $192 at June 30, 2022 and December 31, 2021, respectively.

L. Properties, Plants, and Equipment, net

	June 30, 2022	December 31, 2021
Land and land rights(1)	$87	$91
Structures(1)	973	1,034
Machinery and equipment	3,905	3,932
	4,965	5,057
Less: accumulated depreciation and amortization(1)	2,779	2,772
	2,186	2,285
Construction work-in-progress	154	182
Properties, plants, and equipment, net	$2,340	$2,467
(1)In the first quarter of 2022, the Company reached an agreement to sell the corporate headquarters in Pittsburgh, PA. The proceeds from the sale of the corporate headquarters were $44, excluding $3 of transaction costs, and the carrying value at the time of sale was $41. A loss of less than $1 was recorded in Restructuring and other charges in the Statement of Consolidated Operations upon finalization of the sale in the second quarter of 2022. The Company entered into a 12-year lease with the purchaser for a portion of the property.
The Company incurred capital expenditures which remained unpaid at June 30, 2022 and June 30, 2021 of $30 and $39, respectively, and will result in cash outflows within investing activities in the Statement of Consolidated Cash Flows in subsequent periods.
M. Leases
Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $14 and $16 in the second quarter of 2022 and 2021, respectively. Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $30 and $33 in the six months ended June 30, 2022 and 2021, respectively.
Operating lease right-of-use assets and lease liabilities in the Consolidated Balance Sheet were as follows:

	June 30, 2022	December 31, 2021
Right-of-use assets classified in Other noncurrent assets	$109	$108

Current portion of lease liabilities classified in Other current liabilities	$32	$33
Long-term portion of lease liabilities classified in Other noncurrent liabilities	82	81
Total lease liabilities	$114	$114
N. Debt

	June 30, 2022	December 31, 2021
5.125% Notes, due 2024	$1,090	$1,150
6.875% Notes, due 2025	600	600
5.900% Notes, due 2027	625	625
6.750% Bonds, due 2028	300	300
3.000% Notes, due 2029	700	700
5.950% Notes, due 2037	625	625
4.750% Iowa Finance Authority Loan, due 2042	250	250
Other(1)	(20)	(18)
	4,170	4,232
Less: amount due within one year	1	5
Total long-term debt	$4,169	$4,227

(1)Includes various financing arrangements related to subsidiaries, unamortized debt discounts, and unamortized debt issuance costs related to outstanding notes and bonds listed in the table above.

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
In the second quarter of 2022, the Company repurchased in the open market approximately $60 aggregate principal amount of its 5.125% Notes due 2024 and paid approximately $62, including an early termination premium of approximately $2, which was recorded in Loss on debt redemption in the Statement of Consolidated Operations.
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

No greater than
(i) for the quarter ending June 30, 2022	4.50 to 1.00
(ii) for the quarter ending September 30, 2022	4.25 to 1.00
(iii) for the quarter ending December 31, 2022	3.75 to 1.00
During the Covenant Relief Period, common stock dividends and share repurchases (see Note H) are permitted only if no loans under the Credit Agreement are outstanding at the time and are limited to an aggregate amount not to exceed $500 during the year ending December 31, 2022. Common stock dividends and share repurchases were $252 for the six months ended June 30, 2022.
There were no amounts outstanding under the Credit Agreement at June 30, 2022 or December 31, 2021, and no amounts were borrowed during 2022 or 2021 under the Credit Agreement. At June 30, 2022, the Company was in compliance with all covenants under the Credit Agreement. Availability under the Credit Agreement could be reduced in future periods if the Company fails to maintain the required ratios referenced above.
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

	June 30, 2022		December 31, 2021
	Carrying value	Fair value	Carrying value	Fair value
Long-term debt, less amount due within one year	$4,169	$4,037	$4,227	$4,707
Restricted cash, which is included in Prepaid expenses and other current assets in the Consolidated Balance Sheet, was $1 and $2 at June 30, 2022 and December 31, 2021, respectively.

P. Divestiture
2021 Divestiture
On March 15, 2021, the Company reached an agreement to sell a small manufacturing plant in France within the Fastening Systems segment, which resulted in a charge of $4 related to the non-cash impairment of the net book value of the business, primarily goodwill, in the first quarter of 2021 which was recorded in Restructuring and other charges in the Statement of Consolidated Operations. On June 1, 2021, the Company completed the sale for $10 (of which $8 of cash was received in the second quarter of 2021). The remaining $2 in escrow will be received no later than July 2023.
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
The Company’s remediation reserve balance was $15 at both June 30, 2022 and December 31, 2021, and was recorded in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet (of which $6 was classified as a current liability for both periods), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Payments related to remediation expenses applied against the reserve were less than $1 in the second quarter ended June 30, 2022 and included expenditures currently mandated, as well as those not required by any regulatory authority or third party.
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
United Kingdom Litigation (various claims on behalf of survivors and estates of decedents). The suits are stayed. A case management conference was held during the week of April 26, 2022. On July 28, 2022, the stay was extended.
Behrens et al. v. Arconic Inc. et al. (various claims on behalf of survivors and estates of decedents). On September 16, 2020, the court dismissed the U.S. case, determining that the U.K. is the appropriate jurisdiction for the case. On July 8, 2022, the Third Circuit Court of Appeals affirmed the dismissal. A petition for a rehearing was filed before the Third Circuit Court.
Howard v. Arconic Inc. et al. (securities law related claims). On July 29, 2022, the court denied the Company’s motion for certification of an interlocutory appeal. The court also ordered the parties to submit a pre-scheduling conference report and a stipulation selecting an alternative dispute resolution process.
With respect to the Raul v. Albaugh, et al. (derivative related claim) proceeding, the regulatory investigations and the stockholder demands specified in the Form 10-K, there are no updates.
Lehman Brothers International (Europe) (“LBIE”) Legal Proceeding. Lehman Brothers International (Europe) (“LBIE”) Proceeding. On June 26, 2020, LBIE filed formal proceedings against two Firth Rixson entities (“Firth”) in the High Court of Justice, Business and Property Courts of England and Wales. The proceedings relate to interest rate swap transactions that Firth entered into with LBIE in 2007 to 2008. In 2008, LBIE commenced insolvency proceedings, an event of default under the agreements, rendering LBIE unable to meet its obligations under the swaps and suspending Firth’s payment obligations. In the court proceedings, LBIE seeks a declaration that Firth has a contractual obligation to pay the amounts owing to LBIE under the agreements upon its emergence from insolvency proceedings which is expected to occur by 2023, which LBIE claims to be approximately $64, plus applicable interest. Firth will continue to maintain its position that multiple events of default under the agreements related to LBIE’s insolvency proceeding cannot be cured or continue indefinitely, which the Company believes are meritorious defenses. A virtual hearing in this matter occurred on January 13 and 14, 2021 in London, England, and a ruling has yet to be issued to date. Given the importance of the case for LBIE and Firth, it is expected that, irrespective of the outcome of the most recent hearing, the case will be appealed and any requirement for the parties to pay amounts under the agreements will be stayed. An appeal of the case could continue into 2023. The Company intends to vigorously defend against these claims.
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
Commitments
Guarantees
At June 30, 2022, Howmet had outstanding bank guarantees related to tax matters, outstanding debt, workers’ compensation, environmental obligations, energy contracts, and customs duties, among others. The total amount committed under these guarantees, which expire at various dates between 2022 and 2040, was $13 at June 30, 2022.
Pursuant to the Separation and Distribution Agreement, dated as of October 31, 2016, between Howmet and Alcoa Corporation, Howmet was required to provide certain guarantees for Alcoa Corporation, which had a fair value of $6 at both June 30, 2022 and December 31, 2021, and were included in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet. The remaining guarantee, for which the Company and Arconic Corporation are secondarily liable in the event of a payment default by Alcoa Corporation, relates to a long-term energy supply agreement that expires in 2047 at an Alcoa Corporation facility. The Company currently views the risk of an Alcoa Corporation payment default on its obligations under the contract to be remote. The Company and Arconic Corporation are required to provide a guarantee up to an estimated present value amount of approximately $1,406 at both June 30, 2022 and December 31, 2021 in the event of an Alcoa Corporation default. In December 2021, a surety bond with a limit of $80 relating to this guarantee was obtained by Alcoa Corporation to protect Howmet’s obligation. This surety bond will be renewed on an annual basis by Alcoa Corporation.
Letters of Credit
The Company has outstanding letters of credit primarily related to workers’ compensation, environmental obligations, and leasing obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates, mostly in 2022 and 2023, was $123 at June 30, 2022.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to retain letters of credit of $53 (which are included in the $123 in the above paragraph) that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims that occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation and letters of credit fees paid by the Company are proportionally billed to, and are reimbursed by, Arconic Corporation and Alcoa Corporation, respectively. Also, the Company was required to provide letters of credit for certain Arconic Corporation environmental obligations and, as a result, the Company has $17 of outstanding letters of credit relating to such liabilities (which are also included in the $123 in the above paragraph).
Surety Bonds
The Company has outstanding surety bonds primarily related to tax matters, contract performance, workers’ compensation, environmental-related matters, and customs duties. The total amount committed under these annual surety bonds, which expire and automatically renew at various dates, primarily in 2022 and 2023, was $46 at June 30, 2022.
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
See Note H for the common stock repurchases made subsequent to the second quarter of 2022.
On July 30, 2022, the Company’s cast house in Barberton, Ohio, which produces aluminum ingot used in the production of wheels for the North American commercial transportation market, experienced a mechanical failure resulting in substantial heat and fire-related damage to equipment. The facility is temporarily closed due to this event. An estimate of the impact is on-going and not currently available.

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
In the second quarter of 2022, the Company derived approximately 45% of its revenue from products sold to the commercial aerospace market which is substantially less than the pre-pandemic 2019 annual rate of approximately 60%. Due to the global COVID-19 pandemic and its impact on the commercial aerospace industry to date, there has been a decrease in domestic and international air travel, which in turn has adversely affected demand for narrow-body and wide-body aircraft. Although domestic air travel is increasing, it still is below pre-pandemic 2019 levels on an average monthly basis. International travel also continues to be lower than pre-pandemic 2019 levels. Narrow-body demand is returning faster than wide-body demand and the commercial wide-body aircraft market is taking longer to recover, which is creating a shift in our product mix compared to pre-pandemic conditions. In addition to the impact from the pandemic, the timing and level of future aircraft builds by original equipment manufacturers are subject to changes and uncertainties, such as declines in Boeing 787 production rates due to delays in its recertification, which may cause our future results to differ from prior periods due to changes in product mix in certain segments.
For additional information regarding the ongoing risks related to our business, see section Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Results of Operations
Earnings Summary:
Sales. Sales were $1,393 in the second quarter of 2022 compared to $1,195 in the second quarter of 2021 and $2,717 in the six months ended June 30, 2022 compared to $2,404 in the six months ended June 30, 2021. The increase of $198, or 17%, in the second quarter of 2022 was primarily due to higher sales of 34% from the commercial aerospace market, an increase in material cost pass through of approximately $60, and favorable product pricing of $19. The increase of $313, or 13%, in the six months ended June 30, 2022 was primarily due to higher sales of 31% from the commercial aerospace market, an increase in material cost pass through of approximately $100, and favorable product pricing of $33, partially offset by lower sales in the defense aerospace market.
Cost of goods sold (“COGS”). COGS as a percentage of Sales was 70.9% in the second quarter of 2022 compared to 71.7% in the second quarter of 2021 and 71.3% in the six months ended June 30, 2022 compared to 72.0% in the six months ended June 30, 2021. The decrease in the second quarter and six months ended June 30, 2022 was primarily due to higher sales volumes and favorable product pricing, partially offset by material cost pass through and increased headcount, primarily in the Engine Products and Fastening Systems segments, in anticipation of future revenue increases in 2022. Additionally, the Company recorded total COGS reimbursements of $3 and net charges of $6 in the second quarter and six months ended June 30, 2021, respectively, related to fires that occurred at a Fastening Systems plant in France in 2019 (the “France Plant Fire”) and at a Forged Wheels plant in Barberton, Ohio in 2020 (the “Barberton Plant Fire”). The Company recorded total COGS charges of $2 and $7 in the second quarter and six months ended June 30, 2022, respectively, related to the France Plant Fire and Barberton Plant Fire. The Company anticipates additional charges of approximately $2 to $6 in the third quarter of 2022, with further impacts in subsequent quarters as the businesses continue to recover from the fires.
Selling, general administrative, and other expenses (“SG&A”). SG&A expenses were $83 in the second quarter of 2022 compared to $55 in the second quarter of 2021 and $152 in the six months ended June 30, 2022 compared to $120 in the six months ended June 30, 2021. The increase of $28, or 51%, in the second quarter of 2022 and $32, or 27%, in the six months ended June 30, 2022 was primarily due to the timing of expenditures, higher employment and legacy costs, as well as legal and other advisory reimbursements received in 2021 that did not occur in 2022.
Research and development expenses (“R&D”). R&D expenses were $9 in the second quarter of 2022 and $4 in the second quarter of 2021, an increase of $5, or 125%. R&D expenses were $16 in the six months ended June 30, 2022 and $9 in the six months ended June 30, 2021, an increase of $7, or 78%. The increase in the second quarter and six months ended June 30, 2022 was primarily due to higher spending on technology projects.

Restructuring and other charges. Restructuring and other charges were $6 in the second quarter of 2022 compared to $5 in the second quarter of 2021 or an increase of $1. Restructuring and other charges were $8 in the six months ended June 30, 2022 compared to $14 in the six months ended June 30, 2021 or a decrease of $6. Restructuring and other charges for the second quarter of 2022 were primarily due to charges for U.S. pension plan settlements of $3 and exit related costs, including accelerated depreciation, of $3. Restructuring and other charges for the six months ended June 30, 2022 were primarily due to exit related costs, including accelerated depreciation, of $5 and charges for U.S. pension plan settlements of $4. Restructuring and other charges for the second quarter and six months ended June 30, 2021 were primarily due to charges for pension plan settlements and exit related costs.
See Note D to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail.
Interest expense, net. Interest expense, net was $57 in the second quarter of 2022 compared to $66 in the second quarter of 2021 and $115 in the six months ended June 30, 2022 compared to $138 in the six months ended June 30, 2021. The decrease of $9, or 14%, in the second quarter of 2022 and $23, or 17%, in the six months ended June 30, 2022 was primarily due to a reduced average level of debt for the second quarter and six months ended June 30, 2022.
See Note N to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail related to the Company’s debt.
Loss on debt redemption. Debt redemption or tender premiums include the cost to redeem or repurchase certain of the Company’s notes at a price which may be equal to the greater of the principal amount or the sum of the present values of the remaining scheduled payments, discounted using a defined treasury rate plus a spread, or a price based on the market price of its notes. Loss on debt redemption was $2 in the second quarter and six months ended June 30, 2022 compared with $23 in the second quarter and six months ended June 30, 2021. The decrease of $21 for both periods was primarily due to the debt premiums paid in the second quarter of 2021 on the 5.870% Notes due 2022, partially offset by the debt premiums paid on the 5.125% Notes due 2024 in the second quarter of 2022.
Other (income) expense, net. Other income, net was $1 in the second quarter of 2022 compared to Other expense, net of $8 in the second quarter of 2021 and Other expense, net was zero in the six months ended June 30, 2022 compared to Other expense, net of $12 in the six months ended June 30, 2021. The decrease of $9, or 113%, in the second quarter of 2022 was primarily due to the impacts of deferred compensation arrangements of $10, partially offset by an increase from net realized and unrealized losses of $3, primarily due to unrealized losses on investments. The decrease of $12, or 100%, in the six months ended June 30, 2022 was primarily due to the impacts of deferred compensation arrangements of $15 and an increase in foreign currency gains of $7, partially offset by mark-to-market adjustments of $6 in 2021 that did not occur in 2022 and an increase from net realized and unrealized losses of $3, primarily due to unrealized losses on investments.
Provision for income taxes. The estimated annual effective tax rate, before discrete items, applied to ordinary income was 23.9% in both the second quarter and six months ended June 30, 2022 compared to 29.1% in both the second quarter and six months ended June 30, 2021. The tax rate including discrete items was 19.7% in the second quarter of 2022 compared to 32.7% in the second quarter of 2021. A discrete tax benefit of $7 was recorded in the second quarter of 2022 compared to a discrete tax charge of $4 in the second quarter of 2021. The tax rate including discrete items was 21.5% in the six months ended June 30, 2022 compared to 30.9% in the six months ended June 30, 2021. A discrete tax benefit of $9 was recorded in the six months ended June 30, 2022 compared to a discrete tax charge of $3 in the six months ended June 30, 2021. The estimated annual effective tax rate is a reflection of global income across numerous jurisdictions. As a result of the recovery in domestic profitability, the annual effective tax rate has decreased.
See Note G to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail.
Net income. Net income was $147, or $0.35 per diluted share, in the second quarter of 2022 compared to $74, or $0.17 per diluted share, in the second quarter of 2021 and $278, or $0.66 per diluted share, in the six months ended June 30, 2022 compared to $154, or $0.35 per diluted share, in the six months ended June 30, 2021. The increase of $73 in the second quarter of 2022 was primarily due to higher sales in the commercial aerospace market, price increases, a decrease in the Loss on debt redemption, and a decrease in Interest expense, net, due to lower long-term debt levels, partially offset by lower sales in the defense aerospace market, an increase in material costs and other inflationary costs, and an increase in Research and development expenses. The increase of $124 in the six months ended June 30, 2022 was primarily due to higher sales in the commercial aerospace market, price increases, a decrease in Interest expense, net, due to lower long-term debt levels, a decrease in the Loss on debt redemption, and a decrease in Restructuring and other charges, partially offset by lower sales in the defense aerospace market, an increase in material costs and other inflationary costs, an increase in the provision for income taxes primarily driven by an increase in income before income taxes, and an increase in Research and development expenses.

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
The Company also produces aerospace engine parts and components and aerospace fastening systems for Boeing 787 airplanes. In 2020 and 2021, Boeing reduced production rates of the 787 airplanes. Boeing paused deliveries of its 787 aircraft in May 2021. The significant decline in Boeing 787 production rates had a negative impact on sales and Segment Adjusted EBITDA in the Engine Products, Fastening Systems, and Engineered Structures segments in 2021 and the first half of 2022. We expect reduced production rates to continue to have a negative impact on our sales and Segment Adjusted EBITDA in the second half of 2022.
Engine Products

	Second quarter ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Third-party sales	$652	$544	$1,283	$1,078
Segment Adjusted EBITDA	179	130	352	262
Third-party sales for the Engine Products segment increased $108, or 20%, in the second quarter of 2022 compared to the second quarter of 2021, primarily due to higher sales volumes in the commercial aerospace and oil and gas markets and an increase in material cost pass through.
Third-party sales for the Engine Products segment increased $205, or 19%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to higher sales volumes in the commercial aerospace market and an increase in material cost pass through.
Segment Adjusted EBITDA for the Engine Products segment increased $49, or 38%, in the second quarter of 2022 compared to the second quarter of 2021, primarily due to higher sales volumes in the commercial aerospace and oil and gas markets as well as strong productivity gains. The segment added approximately 455 net headcount in the second quarter of 2022 in anticipation of future revenue increases in 2022.
Segment Adjusted EBITDA for the Engine Products segment increased $90, or 34%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to higher sales volumes in the commercial aerospace market as well as strong productivity gains. The segment added approximately 780 net headcount in the six months ended June 30, 2022 in anticipation of future revenue increases in 2022.
For the full year 2022 compared to 2021, demand in the commercial aerospace, industrial gas turbine, and oil and gas markets is expected to increase. An increase in material costs is expected to contribute to an increase in sales as the Company generally passes through these costs.

Fastening Systems

	Second quarter ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Third-party sales	$277	$262	$541	$534
Segment Adjusted EBITDA	56	63	112	120
Third-party sales for the Fastening Systems segment increased $15, or 6%, in the second quarter of 2022 compared to the second quarter of 2021, primarily due to higher sales volumes in the commercial aerospace market, with narrow body recovery more than offsetting Boeing 787 production declines, and an increase in material cost pass through, partially offset by lower sales volumes in the industrial market.
Third-party sales for the Fastening Systems segment increased $7, or 1%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to higher sales volumes in the commercial aerospace market, with narrow body recovery more than offsetting Boeing 787 production declines, higher sales volumes in the commercial transportation market, and an increase in material cost pass through, partially offset by lower sales volumes in the defense aerospace and industrial markets.
Segment Adjusted EBITDA for the Fastening Systems segment decreased $7, or 11%, in the second quarter of 2022 compared to the second quarter of 2021, primarily due to Boeing 787 production declines, lower sales volumes in the industrial market, and inflationary costs, partially offset by favorable sales volumes in the narrow body commercial aerospace market. The segment added approximately 245 net headcount in the second quarter of 2022 in anticipation of future revenue increases in 2022.
Segment Adjusted EBITDA for the Fastening Systems segment decreased $8, or 7%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to Boeing 787 production declines, lower sales volumes in the defense aerospace and industrial markets, and inflationary costs, partially offset by favorable sales volumes in the narrow body commercial aerospace and commercial transportation markets. The segment added approximately 380 net headcount in the six months ended June 30, 2022 in anticipation of future revenue increases in 2022.
For the full year 2022 compared to 2021, demand in the commercial aerospace and commercial transportation markets is expected to increase. An increase in material costs is expected to contribute to an increase in sales as the Company generally passes through these costs.
Engineered Structures

	Second quarter ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Third-party sales	$185	$160	$367	$336
Segment Adjusted EBITDA	26	24	49	46
Third-party sales for the Engineered Structures segment increased $25, or 16%, in the second quarter of 2022 compared to the second quarter of 2021, primarily due to higher sales volumes in the commercial aerospace market, with narrow body recovery more than offsetting Boeing 787 production declines, and an increase in material cost pass through.
Third-party sales for the Engineered Structures segment increased $31, or 9%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to higher sales volumes in the commercial aerospace market, with narrow body recovery more than offsetting Boeing 787 production declines, and an increase in material cost pass through, partially offset by lower sales volumes in the defense aerospace market, including lower F-35 program volumes.
Segment Adjusted EBITDA for the Engineered Structures segment increased $2, or 8%, in the second quarter of 2022 compared to the second quarter of 2021, primarily due to higher sales volumes in the commercial aerospace market, with narrow body recovery more than offsetting Boeing 787 production declines, partially offset by inflationary costs.
Segment Adjusted EBITDA for the Engineered Structures segment increased $3, or 7%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to higher sales volumes in the commercial aerospace market, with narrow body recovery more than offsetting Boeing 787 production declines, partially offset by lower sales volumes in the defense aerospace market, including lower F-35 program volumes, as well as inflationary costs.

For the full year 2022 compared to 2021, demand in the commercial aerospace market is expected to increase. However, demand in the defense aerospace market is expected to be down. An increase in material costs is expected to contribute to an increase in sales as the Company generally passes through these costs.
Forged Wheels

	Second quarter ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Third-party sales	$279	$229	$526	$456
Segment Adjusted EBITDA	75	70	142	150
Third-party sales for the Forged Wheels segment increased $50, or 22%, in the second quarter of 2022 compared to the second quarter of 2021, primarily due to an increase in material and inflationary cost pass through and a 7% increase in volumes, partially offset by unfavorable foreign currency movements.
Third-party sales for the Forged Wheels segment increased $70, or 15%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to an increase in material and inflationary cost pass through, partially offset by unfavorable foreign currency movements.
Segment Adjusted EBITDA for the Forged Wheels segment increased $5, or 7%, in the second quarter of 2022 compared to the second quarter of 2021, primarily due to higher sales volumes, partially offset by unfavorable foreign currency movements.
Segment Adjusted EBITDA for the Forged Wheels segment decreased $8, or 5%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to unfavorable foreign currency movements.
For the full year 2022 compared to 2021, demand in the commercial transportation markets served by Forged Wheels is expected to increase in most regions. An increase in material and inflationary costs is expected to contribute to an increase in sales as the Company generally passes through these costs. However, sales in the Forged Wheels segment could be negatively impacted by customer supply chain constraints.
Reconciliation of Total Segment Adjusted EBITDA to Income before income taxes

	Second quarter ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
Income before income taxes	$183	$110	$354	$223
Loss on debt redemption	2	23	2	23
Interest expense, net	57	66	115	138
Other (income) expense, net	(1)	8	—	12
Operating income	$241	$207	$471	$396
Segment provision for depreciation and amortization	64	65	129	130
Unallocated amounts:
Restructuring and other charges	6	5	8	14
Corporate expense	25	10	47	38
Total Segment Adjusted EBITDA	$336	$287	$655	$578
Total Segment Adjusted EBITDA is a non-GAAP financial measure. Management believes that this measure is meaningful to investors because it provides additional information with respect to the Company’s operating performance and the Company’s ability to meet its financial obligations. Differences between the total segment and consolidated totals are in Corporate.
See Restructuring and other charges, Interest expense, net, Loss on debt redemption, and Other (income) expense, net discussions above, under Results of Operations for reference.
Corporate expense increased $15, or 150%, in the second quarter of 2022 compared to the second quarter of 2021, primarily due to higher costs related to the France Plant Fire and the Barberton Plant Fire of $5, legal and other advisory reimbursements received in the second quarter of 2021 that did not occur in the second quarter of 2022 of $4, costs associated with closures, shutdowns, and other items of $1, and higher employment and legacy costs.

Corporate expense increased $9, or 24%, in the six months ended June 30, 2022 compared to the six months ended June 30, 2021, primarily due to higher legal and other advisory reimbursements received in the six months ended June 30, 2021 compared to the six months ended June 30, 2022 of $1, costs associated with closures, shutdowns, and other items of $1, and higher employment and legacy costs.
Environmental Matters
See the Environmental Matters section of Note Q to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Subsequent Events
See Note R to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for subsequent events.

Liquidity and Capital Resources
Operating Activities
Cash provided from operations was $213 in the six months ended June 30, 2022 compared to $79 in the six months ended June 30, 2021. The increase of $134, or 170%, was primarily due to higher operating results of $156 and lower pension contributions of $41, partially offset by an increase in working capital of $57. The components of the change in working capital primarily included inventories of $210, taxes, including income taxes, of $23, and prepaid expenses and other current assets of $9, partially offset by a change in accounts payable of $70, favorable changes in receivables of $62, including employee retention credit receivables, and accrued expenses of $53.
Management expects Howmet’s estimated pension contributions and other postretirement benefit payments in 2022 to be approximately $60.
Financing Activities
Cash used for financing activities was $331 in the six months ended June 30, 2022 compared to $1,068 in the six months ended June 30, 2021. The decrease of $737, or 69%, was primarily due to less payments made in connection with the redemption of long-term debt of $778 (See Note N to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference) and a reduction in the premiums paid on the early redemption of debt of $20, partially offset by incremental common stock repurchases of $35 and dividends paid to common stock shareholders of $17. On an annual basis, the debt repurchases in 2022 will decrease Interest expense, net by approximately $3.
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
Investing Activities
Cash used for investing activities was $65 in the six months ended June 30, 2022 compared to cash provided from investing activities of $94 in the six months ended June 30, 2021. The change of $159, or 169%, was primarily due to cash receipts from sold receivables of $172 in 2021, which did not have activity in the current year as a result of the termination of an accounts receivables securitization program in August 2021, and an increase in capital expenditures of $15. The net cash funding from the sale of accounts receivable was neither a use of cash nor a source of cash during 2022 and 2021. These changes were partially offset by incremental proceeds from the sale of assets of $34, which was primarily due to the sale of the corporate center. In the second quarter of 2022, the Company sold the corporate headquarters in Pittsburgh, PA. The proceeds from the sale of the corporate headquarters were $44, excluding $3 of transaction costs, and a carrying value of $41. The Company entered into a 12-year lease with the purchaser for a portion of the property.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
See Note Q to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to the Company’s repurchases of its common stock during the quarter ended June 30, 2022:

	(in millions except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
April 1 - April 30, 2022	31,422(3)	$34.16	—	$1,172
May 1 - May 31, 2022	1,770,271	$33.89	1,770,271	$1,112
June 1 - June 30, 2022	—	$—	—	$1,112
Total for quarter ended June 30, 2022	1,801,693	$33.90	1,770,271
(1)Excludes commissions cost.
(2)On August 18, 2021, the Company announced that its Board of Directors authorized a share repurchase program of up to $1,500 million of the Company's outstanding common stock. After giving effect to the share repurchases made through June 30, 2022, approximately $1,112 million Board authorization remains available. Under the Company’s share repurchase programs (the “Share Repurchase Programs”), the Company may repurchase shares by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements or other derivative transactions. There is no stated expiration for the Share Repurchase Programs. Under its Share Repurchase Programs, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations, including limits under the Company’s Five-Year Revolving Credit Agreement (See Note N to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference). The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the Share Repurchase Programs may be suspended, modified or terminated at any time without prior notice.
(3)Reflects the surrender of shares of Howmet common stock by a participant in the Company’s stock incentive plan to the Company to satisfy the exercise price and tax withholding obligations of employee stock options at the time of exercise. These surrendered shares are not part of any Share Repurchase Programs.

Item 6. Exhibits.

10.1	First Amendment, effective as of April 1, 2022, to Amended and Restated Trademark License Agreement by and between Alcoa USA Corp. and Howmet Aerospace Inc.
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Howmet Aerospace Inc.

August 4, 2022	/s/ Ken Giacobbe
Date	Ken Giacobbe
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

August 4, 2022	/s/ Barbara L. Shultz
Date	Barbara L. Shultz
Vice President and Controller
(Principal Accounting Officer)