Form 10-Q
period 2022-09-30
Howmet Aerospace Inc.
filed 2022-10-31
CIK 4281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of October 27, 2022, there were 413,712,037 shares of common stock, par value $1.00 per share, of the registrant outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.
Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Operations (unaudited)
(U.S. dollars in millions, except per-share amounts)

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Sales (C)	$1,433	$1,283	$4,150	$3,687
Cost of goods sold (exclusive of expenses below)	1,056	928	2,993	2,658
Selling, general administrative, and other expenses	73	70	225	190
Research and development expenses	7	4	23	13
Provision for depreciation and amortization	65	68	198	203
Restructuring and other charges (D)	4	8	12	22
Operating income	228	205	699	601
Loss on debt redemption (N)	—	118	2	141
Interest expense, net	57	63	172	201
Other expense, net (F)(Q)	67	1	67	13
Income before income taxes	104	23	458	246
Provision (benefit) for income taxes (G)	24	(4)	100	65
Net income	$80	$27	$358	$181

Amounts Attributable to Howmet Aerospace Common Shareholders (H):
Net income	$79	$26	$356	$179
Earnings per share:
Basic	$0.19	$0.06	$0.86	$0.42
Diluted	$0.19	$0.06	$0.84	$0.41
Average Shares Outstanding (in millions) (H):
Basic	415	429	417	431
Diluted	420	434	422	437
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Comprehensive Income (unaudited)
(U.S. dollars in millions)

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$80	$27	$358	$181
Other comprehensive income (loss), net of tax (I):
Change in unrecognized net actuarial loss and prior service cost related to pension and other postretirement benefits	7	13	39	90
Foreign currency translation adjustments	(128)	(36)	(273)	(62)
Net change in unrecognized gains (losses) on cash flow hedges	2	(4)	(14)	4
Total Other comprehensive (loss) income, net of tax	(119)	(27)	(248)	32
Comprehensive (loss) income	$(39)	$—	$110	$213
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Consolidated Balance Sheet (unaudited)
(U.S. dollars in millions)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$453	$720
Receivables from customers, less allowances of $— in both 2022 and 2021 (J)	550	367
Other receivables (J)	50	53
Inventories (K)	1,612	1,402
Prepaid expenses and other current assets	181	195
Total current assets	2,846	2,737
Properties, plants, and equipment, net (L)	2,288	2,467
Goodwill	3,965	4,067
Deferred income taxes	106	184
Intangibles, net	523	549
Other noncurrent assets (M)	201	215
Total assets	$9,929	$10,219
Liabilities
Current liabilities:
Accounts payable, trade	$812	$732
Accrued compensation and retirement costs	204	198
Taxes, including income taxes	56	61
Accrued interest payable	68	74
Other current liabilities (M)(Q)	240	183
Short-term debt (N)	1	5
Total current liabilities	1,381	1,253
Long-term debt, less amount due within one year (N)(O)	4,170	4,227
Accrued pension benefits (E)	689	771
Accrued other postretirement benefits (E)	147	153
Other noncurrent liabilities and deferred credits (M)	269	307
Total liabilities	6,656	6,711
Contingencies and commitments (Q)
Equity
Howmet Aerospace shareholders’ equity:
Preferred stock	55	55
Common stock	414	422
Additional capital	3,998	4,291
Retained earnings	917	603
Accumulated other comprehensive loss (I)	(2,111)	(1,863)
Total equity	3,273	3,508
Total liabilities and equity	$9,929	$10,219
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(U.S. dollars in millions)

	Nine months ended
	September 30,
	2022	2021
Operating activities
Net income	$358	$181
Adjustments to reconcile net income to cash provided from operations:
Depreciation and amortization	198	203
Deferred income taxes	58	24
Restructuring and other charges	12	22
Net realized and unrealized losses	12	7
Net periodic pension cost (E)	17	13
Stock-based compensation	43	28
Loss on debt redemption (N)	2	141
Other	26	28
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
Increase in receivables (J)	(246)	(382)
(Increase) decrease in inventories	(271)	49
Decrease in prepaid expenses and other current assets	5	6
Increase in accounts payable, trade	130	63
Increase (decrease) in accrued expenses	18	(121)
Decrease in taxes, including income taxes	(1)	(15)
Pension contributions	(34)	(68)
Increase in noncurrent assets	(5)	(1)
Decrease in noncurrent liabilities	(44)	(32)
Cash provided from operations	278	146
Financing Activities
Net change in short-term borrowings (original maturities of three months or less)	(4)	—
Additions to debt (original maturities greater than three months) (N)	—	700
Payments on debt (original maturities greater than three months) (N)	(60)	(1,491)
Debt issuance costs (N)	—	(11)
Premiums paid on early redemption of debt (N)	(2)	(133)
Repurchase of common stock	(335)	(225)
Proceeds from exercise of employee stock options	14	17
Dividends paid to shareholders	(27)	(11)
Other	(23)	(20)
Cash used for financing activities	(437)	(1,174)
Investing Activities
Capital expenditures (C)	(148)	(138)
Proceeds from the sale of assets and businesses	42	8
Sale of debt securities	—	5
Cash receipts from sold receivables (J)	—	267
Other	—	2
Cash (used for) provided from investing activities	(106)	144
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3)	(1)
Net change in cash, cash equivalents and restricted cash	(268)	(885)
Cash, cash equivalents and restricted cash at beginning of period	722	1,611
Cash, cash equivalents and restricted cash at end of period	$454	$726
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(U.S. dollars in millions, except per-share amounts)

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at June 30, 2021	$55	$429	$4,481	$517	$(1,884)	$3,598
Net income	—	—	—	27	—	27
Other comprehensive loss (I)	—	—	—	—	(27)	(27)
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	(1)	—	(1)
Common @ $0.02 per share	—	—	—	(9)	—	(9)
Repurchase and retirement of common stock	—	(1)	(24)	—	—	(25)
Stock-based compensation	—	—	14	—	—	14
Common stock issued: compensation plans	—	—	2	—	—	2
Balance at September 30, 2021	$55	$428	$4,473	$534	$(1,911)	$3,579

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at June 30, 2022	$55	$416	$4,079	$863	$(1,992)	$3,421
Net income	—	—	—	80	—	80
Other comprehensive loss (I)	—	—	—	—	(119)	(119)
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	(1)	—	(1)
Common @ $0.06 per share	—	—	—	(25)	—	(25)
Repurchase and retirement of common stock	—	(3)	(97)	—	—	(100)
Stock-based compensation	—	—	14	—	—	14
Common stock issued: compensation plans	—	1	2	—	—	3
Balance at September 30, 2022	$55	$414	$3,998	$917	$(2,111)	$3,273

The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(U.S. dollars in millions, except per-share amounts)

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2020	$55	$433	$4,668	$364	$(1,943)	$3,577
Net income	—	—	—	181	—	181
Other comprehensive income (I)	—	—	—	—	32	32
Cash dividends declared:
Preferred-Class A @ $2.8125 per share	—	—	—	(2)	—	(2)
Common @ $0.02 per share	—	—	—	(9)	—	(9)
Repurchase and retirement of common stock	—	(7)	(218)	—	—	(225)
Stock-based compensation	—	—	28	—	—	28
Common stock issued: compensation plans	—	2	(5)	—	—	(3)
Balance at September 30, 2021	$55	$428	$4,473	$534	$(1,911)	$3,579

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2021	$55	$422	$4,291	$603	$(1,863)	$3,508
Net income	—	—	—	358	—	358
Other comprehensive loss (I)	—	—	—	—	(248)	(248)
Cash dividends declared:
Preferred-Class A @ $2.8125 per share	—	—	—	(2)	—	(2)
Common @ $0.10 per share	—	—	—	(42)	—	(42)
Repurchase and retirement of common stock	—	(10)	(325)	—	—	(335)
Stock-based compensation	—	—	43	—	—	43
Common stock issued: compensation plans	—	2	(11)	—	—	(9)
Balance at September 30, 2022	$55	$414	$3,998	$917	$(2,111)	$3,273

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
In the third quarter of 2022, the Company derived approximately 47% of its revenue from products sold to the commercial aerospace market which is substantially less than the pre-pandemic 2019 annual rate of approximately 60%. Due to the global COVID-19 pandemic and its impact on the commercial aerospace industry to date, there has been a decrease in domestic and international air travel, which in turn has adversely affected demand for narrow-body and wide-body aircraft. Although domestic air travel is increasing, it is still below pre-pandemic 2019 levels on an average monthly basis. Year-to-date international travel also continues to be lower than pre-pandemic 2019 levels. Narrow-body demand is returning faster than wide-body demand and the commercial wide-body aircraft market is taking longer to recover, which is creating a shift in our product mix compared to pre-pandemic conditions. In addition to the impact from the pandemic, the timing and level of future aircraft builds by original equipment manufacturers are subject to changes and uncertainties, such as declines in Boeing 787 production rates due to delays in its recertification, which may cause our future results to differ from prior periods due to changes in product mix in certain segments.
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
Issued
In March 2020, the FASB issued amendments that provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The FASB is currently working on a project to extend the date to December 31, 2024. Management does not believe that the impact of these changes will have a material impact on the Consolidated Financial Statements.
In September 2022, the FASB issued guidance to enhance the transparency of disclosures regarding supplier finance programs. These changes become effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Management is currently evaluating the potential impact of these changes on the Consolidated Financial Statements.

C. Segment Information
Howmet is a global leader in lightweight metals engineering and manufacturing. Howmet’s innovative, multi-material products, which include nickel, titanium, aluminum, and cobalt, are used worldwide in the aerospace (commercial and defense), commercial transportation, and industrial and other markets. Segment performance under Howmet’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is Segment Adjusted EBITDA. Prior to the first quarter of 2022, the Company used Segment operating profit as its primary measure of performance. However, the Company’s Chief Executive Officer believes that Segment Adjusted EBITDA is now a better representation of its business because it provides additional information with respect to the Company’s operating performance and the Company’s ability to meet its financial obligations. Howmet’s definition of Segment Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) is net margin plus an add-back for depreciation and amortization. Net margin is equivalent to Sales minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; Research and development expenses; and Provision for depreciation and amortization. Special items, including Restructuring and other charges, are excluded from Net margin and Segment Adjusted EBITDA. Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Differences between the total segment and consolidated totals are in Corporate.
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
Forged Wheels
Forged Wheels provides forged aluminum wheels and related products for heavy-duty trucks and the commercial transportation market.

The operating results of the Company’s reportable segments were as follows:

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Third quarter ended September 30, 2022
Sales:
Third-party sales	$683	$291	$193	$266	$1,433
Inter-segment sales	1	—	3	—	4
Total sales	$684	$291	$196	$266	$1,437
Profit and loss:
Provision for depreciation and amortization	$31	$11	$12	$10	$64
Segment Adjusted EBITDA	186	64	28	64	342
Restructuring and other charges	2	—	1	—	3
Capital expenditures	23	7	3	6	39

Third quarter ended September 30, 2021
Sales:
Third-party sales	$599	$254	$199	$231	$1,283
Inter-segment sales	1	—	1	—	2
Total sales	$600	$254	$200	$231	$1,285
Profit and loss:
Provision for depreciation and amortization	$31	$12	$12	$10	$65
Segment Adjusted EBITDA	151	59	26	72	308
Restructuring and other charges	5	3	—	—	8
Capital expenditures	21	8	3	15	47

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Nine months ended September 30, 2022
Sales:
Third-party sales	$1,966	$832	$560	$792	$4,150
Inter-segment sales	3	—	5	—	8
Total sales	$1,969	$832	$565	$792	$4,158
Profit and loss:
Provision for depreciation and amortization	$93	$34	$36	$30	$193
Segment Adjusted EBITDA	538	176	77	206	997
Restructuring and other charges (credits)	9	(3)	4	—	10
Capital expenditures	74	30	12	20	136

Nine months ended September 30, 2021
Sales:
Third-party sales	$1,677	$788	$535	$687	$3,687
Inter-segment sales	3	—	4	—	7
Total sales	$1,680	$788	$539	$687	$3,694
Profit and loss:
Provision for depreciation and amortization	$92	$37	$37	$29	$195
Segment Adjusted EBITDA	413	179	72	222	886
Restructuring and other charges	15	8	1	—	24
Capital expenditures	48	22	13	37	120

The following table reconciles Total Segment Adjusted EBITDA to Income before income taxes. Differences between the total segment and consolidated totals are in Corporate.

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Total Segment Adjusted EBITDA	$342	$308	$997	$886
Segment provision for depreciation and amortization	(64)	(65)	(193)	(195)
Unallocated amounts:
Restructuring and other charges	(4)	(8)	(12)	(22)
Corporate expense	(46)	(30)	(93)	(68)
Operating income	$228	$205	$699	$601
Loss on debt redemption	—	(118)	(2)	(141)
Interest expense, net	(57)	(63)	(172)	(201)
Other expense, net (Q)	(67)	(1)	(67)	(13)
Income before income taxes	$104	$23	$458	$246
The following table reconciles total segment capital expenditures with Capital expenditures as presented in the Statement of Consolidated Cash Flows.

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Total segment capital expenditures	$39	$47	$136	$120
Corporate	3	—	12	18
Capital expenditures	$42	$47	$148	$138

The following table disaggregates segment revenue by major market served. Differences between the total segment and consolidated totals are in Corporate.

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Third quarter ended September 30, 2022
Aerospace - Commercial	$388	$156	$124	$—	$668
Aerospace - Defense	124	43	56	—	223
Commercial Transportation	—	63	—	266	329
Industrial and Other	171	29	13	—	213
Total end-market revenue	$683	$291	$193	$266	$1,433

Third quarter ended September 30, 2021
Aerospace - Commercial	$299	$126	$118	$—	$543
Aerospace - Defense	130	37	65	—	232
Commercial Transportation	—	59	—	231	290
Industrial and Other	170	32	16	—	218
Total end-market revenue	$599	$254	$199	$231	$1,283

Nine months ended September 30, 2022
Aerospace - Commercial	$1,079	$459	$341	$—	$1,879
Aerospace - Defense	384	112	176	—	672
Commercial Transportation	—	169	—	792	961
Industrial and Other	503	92	43	—	638
Total end-market revenue	$1,966	$832	$560	$792	$4,150

Nine months ended September 30, 2021
Aerospace - Commercial	$786	$403	$277	$—	$1,466
Aerospace - Defense	402	120	206	—	728
Commercial Transportation	—	154	—	687	841
Industrial and Other	489	111	52	—	652
Total end-market revenue	$1,677	$788	$535	$687	$3,687
The Company derived 61% and 60% of its revenue from the aerospace market for the nine months ended September 30, 2022 and 2021, respectively.
General Electric Company represented approximately 13% of the Company’s third-party sales for both the nine months ended September 30, 2022 and 2021, primarily from Engine Products.

D. Restructuring and Other Charges

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Layoff costs	$—	$—	$—	$2
Reversals of previously recorded layoff reserves	—	—	(1)	(1)
Pension and Other post-retirement benefits - net settlements (E)	3	3	7	9
Non-cash asset impairments	—	4	—	8
Net loss related to divestitures of assets and businesses (P)	—	—	—	4
Other	1	1	6	—
Restructuring and other charges	$4	$8	$12	$22
In the third quarter of 2022, the Company recorded Restructuring and other charges of $4, which were primarily due to charges for U.S. and Canadian pension plan settlements of $3 and exit related costs, including accelerated depreciation, of $1.
In the nine months ended September 30, 2022, the Company recorded Restructuring and other charges of $12, which were primarily due to charges for U.S. pension plan settlements of $7 and exit related costs, including accelerated depreciation, of $6, partially offset by a reversal of $1 for a layoff reserve related to a prior period.
In the third quarter and nine months ended September 30, 2021, the Company recorded Restructuring and other charges of $8 and $22, respectively, which were primarily due to charges for pension plan settlements and exit related costs.

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2021	$17	$2	$19
Cash payments	(9)	(5)	(14)
Restructuring charges	6	6	12
Other(1)	(7)	(1)	(8)
Reserve balances at September 30, 2022	$7	$2	$9
(1)In the nine months ended September 30, 2022, other for layoff costs included a $7 charge for U.S. pension plan settlements and for other exit costs included a $1 charge for accelerated depreciation.
The majority of the layoff cost and other exit cost reserves is expected to be paid in cash during the remainder of 2022 and 2023, with small amounts to be paid in 2024.
E. Pension and Other Postretirement Benefits
The components of net periodic cost (benefit) were as follows:

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Pension benefits
Service cost	$1	$1	$3	$3
Interest cost	13	12	38	36
Expected return on plan assets	(20)	(23)	(61)	(69)
Recognized net actuarial loss	12	14	37	43
Settlements	3	3	7	9
Net periodic cost(1)	$9	$7	$24	$22

Other postretirement benefits
Service cost	$—	$—	$1	$1
Interest cost	1	1	3	4
Recognized net actuarial loss	—	1	1	1
Amortization of prior service benefit	(2)	(3)	(7)	(7)
Net periodic benefit(1)	$(1)	$(1)	$(2)	$(1)

(1)Service cost was included within Cost of goods sold, Selling, general administrative, and other expenses, and Research and development expenses; settlements were included in Restructuring and other charges; and all other cost components were recorded in Other expense, net in the Statement of Consolidated Operations.
Pension benefits
The Company applied settlement accounting to certain small U.S. and Canadian pension plans due to lump sum payments made to participants, which resulted in settlement charges of $3 and $7 in the third quarter and nine months ended September 30, 2022, respectively, and $3 and $9 in the third quarter and nine months ended September 30, 2021, respectively, that were recorded in Restructuring and other charges in the Statement of Consolidated Operations.
On March 11, 2021, the American Rescue Plan Act of 2021 (“ARPA 2021”) was signed into law in the United States. ARPA 2021, in part, provides temporary relief for employers who sponsor defined benefit pension plans related to funding contributions under the Employee Retirement Income Security Act of 1974. For the third quarter and nine months ended

September 30, 2022, Howmet’s combined pension contributions and other postretirement benefit payments were approximately $18 and $43, respectively. For the third quarter and nine months ended September 30, 2021, Howmet’s combined pension contributions and other postretirement benefit payments were approximately $10 and $79, respectively.
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
F. Other Expense, Net

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Non-service related net periodic benefit cost	$4	$2	$11	$8
Interest income	(2)	(1)	(3)	(2)
Foreign currency (gains) losses, net	(3)	(2)	(7)	1
Net realized and unrealized losses	5	3	12	7
Deferred compensation	(2)	(1)	(11)	5
Other, net	65	—	65	(6)
Other expense, net	$67	$1	$67	$13
In the third quarter and nine months ended September 30, 2022, Other, net primarily includes the $65 adverse judgment related to Lehman Brothers International (Europe) swaps that were entered into in 2007 and 2008, which were assumed as part of the Firth Rixson acquisition in 2014 (see Note Q).
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
The estimated annual effective tax rate, before discrete items, applied to ordinary income was 24.3% in both the third quarter and nine months ended September 30, 2022 and 29.7% in both the third quarter and nine months ended September 30, 2021. The 2022 and 2021 rates were higher than the U.S. federal statutory rate of 21% primarily due to additional estimated U.S. tax on Global Intangible Low-Taxed Income (“GILTI”) and other foreign earnings, incremental state tax and foreign taxes on earnings also subject to U.S. federal income tax, and nondeductible expenses.
For the third quarter of 2022 and 2021, the tax rate including discrete items was 23.1% (provision on income) and 17.4% (benefit on income), respectively. For the third quarter of 2022, the Company recorded a discrete tax benefit of $2 for other small items. For the third quarter of 2021, the Company recorded a discrete tax benefit of $12 related to a net $13 benefit from prior year amended returns and audit settlements and a net $1 charge for other small items.
For the nine months ended September 30, 2022 and 2021, the tax rate including discrete items was 21.8% and 26.4%, respectively. For the nine months ended September 30, 2022, the Company recorded a discrete tax benefit of $11 attributable to a $6 benefit to release a valuation allowance related to an interest carryforward tax attribute in the U.K. and a $5 excess benefit for stock compensation. For the nine months ended September 30, 2021, the Company recorded a discrete tax benefit of $9 attributable to a net $13 benefit related to prior year amended returns and audit settlements, a $2 charge for a U.K. tax rate change, and a net $2 charge for other small items.

The tax provision (benefit) was comprised of the following:

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Pre-tax income at estimated annual effective income tax rate before discrete items	$24	$7	$111	$73
Impact of change in estimated annual effective tax rate on previous quarter’s pre-tax income	2	1	—	—
Interim period treatment of operational losses in foreign jurisdictions for which no tax benefit is recognized	—	—	—	1
Other discrete items	(2)	(12)	(11)	(9)
Provision (benefit) for income taxes	$24	$(4)	$100	$65
H. Earnings Per Share and Common Stock
Basic earnings per share (“EPS”) amounts are computed by dividing earnings, after the deduction of preferred stock dividends declared, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.
The information used to compute basic and diluted EPS attributable to Howmet common shareholders was as follows (shares in millions):

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income attributable to common shareholders	$80	$27	$358	$181
Less: preferred stock dividends declared	1	1	2	2
Net income available to Howmet Aerospace common shareholders - basic and diluted	$79	$26	$356	$179

Average shares outstanding - basic	415	429	417	431
Effect of dilutive securities:
Stock and performance awards	5	4	5	5
Stock options	—	1	—	1
Average shares outstanding - diluted	420	434	422	437
Common stock outstanding at September 30, 2022 and 2021 was approximately 414 million and 428 million, respectively.
On August 18, 2021, the Company announced that its Board of Directors authorized a share repurchase program of up to $1,500 of the Company's outstanding common stock. In the quarter ended September 30, 2022, the Company repurchased approximately 3 million shares of its common stock at an average price of $36.17 per share (excluding commissions cost) for $100 in cash. For the nine months ended September 30, 2022, the Company repurchased approximately 10 million shares for $335 in cash. All of the shares repurchased have been retired. After giving effect to the share repurchases made through September 30, 2022, approximately $1,012 Board authorization remains available. Under the Company’s share repurchase programs (the “Share Repurchase Programs”), the Company may repurchase shares by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements, or other derivative transactions. There is no stated expiration for the Share Repurchase Programs. Under its Share Repurchase Programs, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations, including limits under its Five-Year Revolving Credit Agreement (the “Credit Agreement”) (see Note N). The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the Share Repurchase Programs may be suspended, modified or terminated at any time without prior notice.

The approximately 14 million decrease in average shares outstanding (basic) for the third quarter of 2022 compared to the third quarter of 2021 was primarily due to the approximately 16 million shares repurchased between October 1, 2021 and September 30, 2022. As average shares outstanding are used in the calculation for both basic and diluted EPS, the full impact of share repurchases was not realized in EPS in the third quarter and nine months ended September 30, 2022 as share repurchases occurred at varying points during the quarter.
There were no stock options shares excluded from the calculation of average shares outstanding – diluted for the third quarter and nine months ended September 30, 2022 and 2021.
Common stock dividends declared were $0.06 per share in the third quarter of 2022 (of which $0.02 per share was paid) and $0.10 per share in the nine months ended September 30, 2022 (of which $0.06 per share was paid). Common stock dividends declared and paid were $0.02 per share for both the third quarter and nine months ended September 30, 2021.
I. Accumulated Other Comprehensive Loss
The following table details the activity of the three components that comprise Accumulated other comprehensive loss:

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Pension and other postretirement benefits (E)
Balance at beginning of period	$(767)	$(903)	$(799)	$(980)
Other comprehensive income:
Unrecognized net actuarial gain and prior service cost/benefit	(3)	1	13	68
Tax expense	—	—	(3)	(15)
Total Other comprehensive (loss) income before reclassifications, net of tax	(3)	1	10	53
Amortization of net actuarial loss and prior service cost(1)	13	15	38	46
Tax expense(2)	(3)	(3)	(9)	(9)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(3)	10	12	29	37
Total Other comprehensive income	7	13	39	90
Balance at end of period	$(760)	$(890)	$(760)	$(890)
Foreign currency translation
Balance at beginning of period	$(1,207)	$(992)	$(1,062)	$(966)
Other comprehensive loss	(128)	(36)	(273)	(62)
Balance at end of period	$(1,335)	$(1,028)	$(1,335)	$(1,028)
Cash flow hedges
Balance at beginning of period	$(18)	$11	$(2)	$3
Other comprehensive (loss) income:
Net change from periodic revaluations	(6)	1	(17)	20
Tax income (expense)	2	—	4	(4)
Total Other comprehensive (loss) income before reclassifications, net of tax	(4)	1	(13)	16
Net amount reclassified to earnings	9	(7)	(1)	(15)
Tax (expense) benefit(2)	(3)	2	—	3
Total amount reclassified from Accumulated other comprehensive income (loss), net of tax(3)	6	(5)	(1)	(12)
Total Other comprehensive income (loss)	2	(4)	(14)	4
Balance at end of period	$(16)	$7	$(16)	$7

Accumulated other comprehensive loss	$(2,111)	$(1,911)	$(2,111)	$(1,911)

(1)These amounts were recorded in Other expense, net (see Note F) and Restructuring and other charges (see Note D) in the Statement of Consolidated Operations.
(2)These amounts were included in Provision (benefit) for income taxes (see Note G) in the Statement of Consolidated Operations.
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
The terminated arrangement was with financial institutions to sell certain customer receivables without recourse on a revolving basis. The Company had $44 net cash repayments ($41 in draws and $85 in repayments) for the nine months ended September 30, 2021 in connection with this arrangement. The total cash receipts from both customer payments on sold receivables (which were cash receipts on the underlying trade receivables that had been previously sold) and net cash repayments under the program were presented as cash receipts from sold receivables within investing activities in the Statement of Consolidated Cash Flows for the nine months ended September 30, 2021.
The current accounts receivables securitization arrangement is one in which the Company, through an SPE, has a receivables purchase agreement (the “Receivables Purchase Agreement”) such that the SPE may sell certain receivables to financial institutions until the earlier of August 30, 2024 or a termination event. The Receivables Purchase Agreement also contains customary representations and warranties, as well as affirmative and negative covenants. Pursuant to the Receivables Purchase Agreement, the Company does not maintain effective control over the transferred receivables, and therefore accounts for these transfers as sales of receivables. This accounts receivable securitization arrangement totaled $325 at both September 30, 2022 and December 31, 2021 of which $250 was drawn as of both September 30, 2022 and December 31, 2021. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which were $161 and $79 at September 30, 2022 and December 31, 2021, respectively.
The Company sold $453 and $1,354 of its receivables without recourse and received cash funding under this program during the third quarter and nine months ended September 30, 2022, respectively, resulting in derecognition of the receivables from the Company’s Consolidated Balance Sheet. Costs associated with the sales of receivables are reflected in the Company’s Statement of Consolidated Operations for the periods in which the sales occur. Cash receipts from sold receivables under the Receivables Purchase Agreement are presented within operating activities in the Statement of Consolidated Cash Flows.
Other Customer Receivable Sales
In the third quarter and nine months ended September 30, 2022, the Company sold $127 and $350, respectively, of certain customers’ receivables in exchange for cash ($123 was outstanding from customers at September 30, 2022), the proceeds from which are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows. In the third quarter and nine months ended September 30, 2021, the Company sold $103 and $267, respectively, of certain customers’ receivables in exchange for cash, the proceeds from which are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows.
K. Inventories

	September 30, 2022	December 31, 2021
Finished goods	$493	$478
Work-in-process	758	631
Purchased raw materials	314	256
Operating supplies	47	37
Total inventories	$1,612	$1,402

At September 30, 2022 and December 31, 2021, the portion of inventories valued on a last-in, first-out (“LIFO”) basis was $668 and $523, respectively. These amounts exclude the effects of LIFO valuation reductions, which were $206 and $192 at September 30, 2022 and December 31, 2021, respectively.

L. Properties, Plants, and Equipment, net

	September 30, 2022	December 31, 2021
Land and land rights(1)	$84	$91
Structures(1)	960	1,034
Machinery and equipment	3,851	3,932
	4,895	5,057
Less: accumulated depreciation and amortization(1)	2,765	2,772
	2,130	2,285
Construction work-in-progress	158	182
Properties, plants, and equipment, net	$2,288	$2,467
(1)In the first quarter of 2022, the Company entered into an agreement to sell the corporate headquarters in Pittsburgh, PA. The proceeds from the sale of the corporate headquarters, which closed in June 2022, were $44, excluding $3 of transaction costs, and the carrying value at the time of sale was $41. A loss of less than $1 was recorded in Restructuring and other charges in the Statement of Consolidated Operations upon finalization of the sale in the second quarter of 2022. The Company entered into a 12-year lease with the purchaser for a portion of the property.
The Company incurred capital expenditures which remained unpaid at September 30, 2022 and September 30, 2021 of $30 and $42, respectively, and will result in cash outflows within investing activities in the Statement of Consolidated Cash Flows in subsequent periods.
M. Leases
Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $16 and $15 in the third quarter of 2022 and 2021, respectively. Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $46 and $48 in the nine months ended September 30, 2022 and 2021, respectively.
Operating lease right-of-use assets and lease liabilities in the Consolidated Balance Sheet were as follows:

	September 30, 2022	December 31, 2021
Right-of-use assets classified in Other noncurrent assets	$106	$108

Current portion of lease liabilities classified in Other current liabilities	$31	$33
Long-term portion of lease liabilities classified in Other noncurrent liabilities and deferred credits	80	81
Total lease liabilities	$111	$114
N. Debt

	September 30, 2022	December 31, 2021
5.125% Notes, due 2024	$1,090	$1,150
6.875% Notes, due 2025	600	600
5.900% Notes, due 2027	625	625
6.750% Bonds, due 2028	300	300
3.000% Notes, due 2029	700	700
5.950% Notes, due 2037	625	625
4.750% Iowa Finance Authority Loan, due 2042	250	250
Other(1)	(19)	(18)
	4,171	4,232
Less: amount due within one year	1	5
Total long-term debt	$4,170	$4,227

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
On September 2, 2021, the Company completed a cash tender offer and repurchased approximately $600 aggregate principal amount of its 6.875% Notes due 2025. The amount of tender premium and accrued interest associated with the notes accepted for settlement were $105 and $14, respectively, which were recorded in Loss on debt redemption and Interest expense, net, respectively, in the Statement of Consolidated Operations.
In the third quarter of 2021, the Company repurchased in the open market approximately $53 aggregate principal amount of its 5.125% Notes due 2024 (the “5.125% Notes”) and paid approximately $59, including an early termination premium and accrued interest of approximately $5 and $1, respectively, which were recorded in Loss on debt redemption and Interest expense, net, respectively.
In the second quarter of 2022, the Company repurchased in the open market approximately $60 aggregate principal amount of its 5.125% Notes and paid approximately $62, including an early termination premium of approximately $2, which was recorded in Loss on debt redemption in the Statement of Consolidated Operations.
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

No greater than
(i) for the quarter ending September 30, 2022	4.25 to 1.00
(ii) for the quarter ending December 31, 2022	3.75 to 1.00
During the Covenant Relief Period, common stock dividends and share repurchases (see Note H) are permitted only if no loans under the Credit Agreement are outstanding at the time and are limited to an aggregate amount not to exceed $500 during the year ending December 31, 2022. Common stock dividends and share repurchases were $377 for the nine months ended September 30, 2022.
There were no amounts outstanding under the Credit Agreement at September 30, 2022 or December 31, 2021, and no amounts were borrowed during 2022 or 2021 under the Credit Agreement. At September 30, 2022, the Company was in compliance with all covenants under the Credit Agreement. Availability under the Credit Agreement could be reduced in future periods if the Company fails to maintain the required ratios referenced above.

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

	September 30, 2022		December 31, 2021
	Carrying value	Fair value	Carrying value	Fair value
Long-term debt, less amount due within one year	$4,170	$3,905	$4,227	$4,707
Restricted cash, which is included in Prepaid expenses and other current assets in the Consolidated Balance Sheet, was $1 and $2 at September 30, 2022 and December 31, 2021, respectively.
P. Divestiture
2021 Divestiture
On March 15, 2021, the Company reached an agreement to sell a small manufacturing plant in France within the Fastening Systems segment, which resulted in a charge of $4 related to the non-cash impairment of the net book value of the business, primarily goodwill, in the first quarter of 2021 which was recorded in Restructuring and other charges in the Statement of Consolidated Operations. On June 1, 2021, the Company completed the sale for $10 (of which $8 of cash was received in the second quarter of 2021). In the third quarter of 2022, $1 was received, and the remaining $1 in escrow is expected to be received in the third quarter of 2023.
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
The Company’s remediation reserve balance was $15 at both September 30, 2022 and December 31, 2021, and was recorded in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet (of which $7 and $6, respectively, was classified as a current liability), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Payments related to remediation expenses applied against the reserve were less than $1 in the third quarter ended September 30, 2022 and included expenditures currently mandated, as well as those not required by any regulatory authority or third party.
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
Behrens et al. v. Arconic Inc. et al. (various claims on behalf of survivors and estates of decedents). On September 16, 2020, the court dismissed the U.S. case, determining that the U.K. is the appropriate jurisdiction for the case. On July 8, 2022, the Third Circuit Court of Appeals affirmed the dismissal. A petition for a rehearing was filed before the Third Circuit Court, which the Third Circuit Court denied on October 7, 2022.
Howard v. Arconic Inc. et al. (securities law related claims). The court held a status conference on September 14, 2022, and the parties are currently awaiting an order from the court setting the schedule for class certification briefing and discovery.
With respect to the Raul v. Albaugh, et al. (derivative related claim) proceeding, the regulatory investigations and the stockholder demands specified in the Form 10-K, there are no updates.
Lehman Brothers International (Europe) (“LBIE”) Legal Proceeding. On June 26, 2020, Lehman Brothers International (Europe) (“LBIE”) filed proceedings in the High Court of Justice, Business and Property Courts of England and Wales (the “Court”) against two subsidiaries of the Company, FR Acquisitions Corporation (Europe) Ltd and JFB Firth Rixson Inc. (collectively, the “Firth Rixson Entities”). The proceedings concern two interest rate swap transactions with LBIE (collectively, the “ISDAs”). In 2007 and 2008, the Firth Rixson Entities, then owned by Oak Hill, entered into the ISDAs in order to meet their obligation to hedge interest rate exposure under a lending agreement with LBIE. When LBIE went into bankruptcy in 2008, the Firth Rixson Entities entered into alternative swap agreements with another counterparty in order to meet this hedging obligation. The Firth Rixson Entities were acquired by the Company as part of its acquisition of the Firth Rixson business from Oak Hill in 2014. In the LBIE legal proceeding, LBIE claims the amounts owing by the Firth Rixson Entities under the ISDAs to be approximately $64, plus applicable interest. The Court issued its ruling in these proceedings on October 11, 2022 (the “Judgment”). In its ruling, the Court determined that the event of default under the ISDAs caused by LBIE as a result of its insolvency in 2008 and other defaults will conclude upon LBIE’s expected emergence from administration under the Insolvency Act of 1986. The Court ruled that upon such future event and other relevant steps being completed, the timing of which is unknown, the Firth Rixson Entities will be obligated to pay amounts due under the ISDAs. The Company recorded $65 in Other current liabilities in the Consolidated Balance Sheet, and took a pre-tax charge of this amount in Other expense, net in the Statement of Consolidated Operations in the third quarter and nine months ended September 30, 2022. The matter of interest was not specifically addressed in the proceeding and no related amounts have been reserved. The Company vigorously disagrees with the ruling including as to any payment obligation in respect of the principal as well as any interest. The Company intends to apply to appeal the Judgment to the Court of Appeal and will request that payment of all amounts be stayed until the appeal is concluded. This application is expected to be addressed at a hearing before the Court by the end of this year, and any appeal proceedings would continue into 2023.
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
Commitments
Guarantees
At September 30, 2022, Howmet had outstanding bank guarantees related to tax matters, outstanding debt, workers’ compensation, environmental obligations, energy contracts, and customs duties, among others. The total amount committed under these guarantees, which expire at various dates between 2022 and 2040, was $11 at September 30, 2022.

Pursuant to the Separation and Distribution Agreement, dated as of October 31, 2016, between Howmet and Alcoa Corporation, Howmet was required to provide certain guarantees for Alcoa Corporation, which had a fair value of $6 at both September 30, 2022 and December 31, 2021, and were included in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet. The remaining guarantee, for which the Company and Arconic Corporation are secondarily liable in the event of a payment default by Alcoa Corporation, relates to a long-term energy supply agreement that expires in 2047 at an Alcoa Corporation facility. The Company currently views the risk of an Alcoa Corporation payment default on its obligations under the contract to be remote. The Company and Arconic Corporation are required to provide a guarantee up to an estimated present value amount of approximately $1,406 at both September 30, 2022 and December 31, 2021 in the event of an Alcoa Corporation default. In December 2021, a surety bond with a limit of $80 relating to this guarantee was obtained by Alcoa Corporation to protect Howmet’s obligation. This surety bond will be renewed on an annual basis by Alcoa Corporation.
Letters of Credit
The Company has outstanding letters of credit primarily related to workers’ compensation, environmental obligations, and leasing obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates, mostly in 2022 and 2023, was $123 at September 30, 2022.
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
Surety Bonds
The Company has outstanding surety bonds primarily related to tax matters, contract performance, workers’ compensation, environmental-related matters, and customs duties. The total amount committed under these annual surety bonds, which expire and automatically renew at various dates, primarily in 2022 and 2023, was $43 at September 30, 2022.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to provide surety bonds of $22 (which are included in the $43 in the above paragraph) that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims that occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation claims and surety bond fees paid by the Company are proportionately billed to, and are reimbursed by, Arconic Corporation and Alcoa Corporation, respectively.
R. Subsequent Events
Management evaluated all activity of Howmet and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as noted below:
See Note Q for the unfavorable judgment related to the LBIE legal proceeding.

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
In the third quarter of 2022, the Company derived approximately 47% of its revenue from products sold to the commercial aerospace market which is substantially less than the pre-pandemic 2019 annual rate of approximately 60%. Due to the global COVID-19 pandemic and its impact on the commercial aerospace industry to date, there has been a decrease in domestic and international air travel, which in turn has adversely affected demand for narrow-body and wide-body aircraft. Although domestic air travel is increasing, it is still below pre-pandemic 2019 levels on an average monthly basis. Year-to-date international travel also continues to be lower than pre-pandemic 2019 levels. Narrow-body demand is returning faster than wide-body demand and the commercial wide-body aircraft market is taking longer to recover, which is creating a shift in our product mix compared to pre-pandemic conditions. In addition to the impact from the pandemic, the timing and level of future aircraft builds by original equipment manufacturers are subject to changes and uncertainties, such as declines in Boeing 787 production rates due to delays in its recertification, which may cause our future results to differ from prior periods due to changes in product mix in certain segments.
For additional information regarding the ongoing risks related to our business, see section Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Results of Operations
Earnings Summary:
Sales. Sales were $1,433 in the third quarter of 2022 compared to $1,283 in the third quarter of 2021 and $4,150 in the nine months ended September 30, 2022 compared to $3,687 in the nine months ended September 30, 2021. The increase of $150, or 12%, in the third quarter of 2022 was primarily due to higher sales of 23% from the commercial aerospace market, an increase in material cost pass through of approximately $70, and favorable product pricing of $17, partially offset by lower sales in the defense aerospace market. The increase of $463, or 13%, in the nine months ended September 30, 2022 was primarily due to higher sales of 28% from the commercial aerospace market, an increase in material cost pass through of approximately $170, and favorable product pricing of $50, partially offset by lower sales in the defense aerospace market.
Cost of goods sold (“COGS”). COGS as a percentage of Sales was 73.7% in the third quarter of 2022 compared to 72.3% in the third quarter of 2021 and 72.1% in both the nine months ended September 30, 2022 and September 30, 2021. The increase in the third quarter of 2022 was primarily due to total COGS charges of $25 in the third quarter of 2022 related to fires that occurred at a Fastening Systems plant in France in 2019 (the “France Plant Fire”) and at a Forged Wheels plant in Barberton, Ohio in 2020 (the “Barberton Plant Fire”), and a mechanical failure resulting in substantial heat and fire-related damage to equipment at the Company’s cast house in Barberton, Ohio in the third quarter of 2022 (the “Barberton Cast House Incident”), compared to total COGS charges of $1 related to the France Plant Fire and Barberton Plant Fire in the third quarter of 2021, as well as material cost pass through and increased headcount, primarily in the Engine Products segment, in anticipation of future revenue increases, partially offset by higher volumes and favorable product pricing. COGS was flat in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 primarily due to COGS charges of $32 in the nine months ended September 30, 2022 related to the France Plant Fire, Barberton Plant Fire, and Barberton Cast House Incident, compared to net charges of $7 in the nine months ended September 30, 2021 related to the France Plant Fire and the Barberton Plant Fire, as well as material cost pass through and increased headcount, primarily in the Engine Products and Fastening Systems segments, in anticipation of future revenue increases, offset by higher volumes and favorable product pricing. The Company has submitted insurance claims related to these plant fires. The Company anticipates additional charges of approximately $25 to $30 in the fourth quarter of 2022, with further impacts in subsequent quarters as the businesses continue to recover from the fires.

Selling, general administrative, and other expenses (“SG&A”). SG&A expenses were $73 in the third quarter of 2022 compared to $70 in the third quarter of 2021 and $225 in the nine months ended September 30, 2022 compared to $190 in the nine months ended September 30, 2021. The increase of $3, or 4%, in the third quarter of 2022 was primarily due to higher employment costs. The increase of $35, or 18%, in the nine months ended September 30, 2022 was primarily due to higher employment and legacy costs, as well as legal and other advisory reimbursements received in 2021 that did not occur in 2022.
Research and development expenses (“R&D”). R&D expenses were $7 in the third quarter of 2022 and $4 in the third quarter of 2021, an increase of $3, or 75%. R&D expenses were $23 in the nine months ended September 30, 2022 and $13 in the nine months ended September 30, 2021, an increase of $10, or 77%. The increase in the third quarter and nine months ended September 30, 2022 was primarily due to higher spending on technology projects.
Restructuring and other charges. Restructuring and other charges were $4 in the third quarter of 2022 compared to $8 in the third quarter of 2021 or a decrease of $4. Restructuring and other charges were $12 in the nine months ended September 30, 2022 compared to $22 in the nine months ended September 30, 2021 or a decrease of $10. Restructuring and other charges for the third quarter of 2022 were primarily due to charges for U.S. and Canadian pension plan settlements of $3 and exit related costs, including accelerated depreciation, of $1. Restructuring and other charges for the nine months ended September 30, 2022 were primarily due to charges for U.S. pension plan settlements of $7 and exit related costs, including accelerated depreciation, of $6, partially offset by a reversal of $1 for a layoff reserve related to a prior period. Restructuring and other charges for the third quarter and nine months ended September 30, 2021 were primarily due to charges for pension plan settlements and exit related costs. Most of the Company’s global pension plans currently offer lump-sum payment options.
See Note D to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail.
Interest expense, net. Interest expense, net was $57 in the third quarter of 2022 compared to $63 in the third quarter of 2021 and $172 in the nine months ended September 30, 2022 compared to $201 in the nine months ended September 30, 2021. The decrease of $6, or 10%, in the third quarter of 2022 and $29, or 14%, in the nine months ended September 30, 2022 was primarily due to a reduced average level of debt for the third quarter and nine months ended September 30, 2022.
See Note N to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail related to the Company’s debt.
Loss on debt redemption. Debt redemption or tender premiums include the cost to redeem or repurchase certain of the Company’s notes at a price which may be equal to the greater of the principal amount or the sum of the present values of the remaining scheduled payments, discounted using a defined treasury rate plus a spread, or a price based on the market price of its notes. Loss on debt redemption was zero in the third quarter of 2022 compared to $118 in the third quarter of 2021 and $2 in the nine months ended September 30, 2022 compared to $141 in the nine months ended September 30, 2021. The decrease of $118 in the third quarter of 2022 and $139 in the nine months ended September 30, 2022 was primarily due to the debt premiums paid on the 6.875% Notes due 2025 and the 5.125% Notes due 2024 in the third quarter of 2021, and the 5.870% Notes due 2022 in the second quarter of 2021.
See Note N to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail related to the Company’s debt.
Other expense, net. Other expense, net was $67 in the third quarter of 2022 compared to $1 in the third quarter of 2021 and Other expense, net was $67 in the nine months ended September 30, 2022 compared to $13 in the nine months ended September 30, 2021. The increase of $66 in the third quarter of 2022 was primarily due to the adverse judgment of $65 related to Lehman Brothers International (Europe) (“LBIE”) swaps that were entered into in 2007 and 2008, which were assumed as part of the Firth Rixson acquisition in 2014. The increase of $54 in the nine months ended September 30, 2022 was primarily due to the adverse judgment related to the LBIE legal proceeding of $65 and an increase from net realized and unrealized losses of $5, primarily due to unrecognized losses on debt securities investments, partially offset by impacts of deferred compensation arrangements of $16 and an increase in foreign currency gains of $8.
Provision (benefit) for income taxes. The estimated annual effective tax rate, before discrete items, applied to ordinary income was 24.3% in both the third quarter and nine months ended September 30, 2022 compared to 29.7% in both the third quarter and nine months ended September 30, 2021. The tax rate including discrete items was 23.1% (provision on income) in the third quarter of 2022 compared to 17.4% (benefit on income) in the third quarter of 2021. A discrete tax benefit of $2 was recorded in the third quarter of 2022 compared to a discrete tax benefit of $12 in the third quarter of 2021. The tax rate including discrete items was 21.8% in the nine months ended September 30, 2022 compared to 26.4% in the nine months ended September 30, 2021. A discrete tax benefit of $11 was recorded in the nine months ended September 30, 2022 compared to a discrete tax benefit of $9 in the nine months ended September 30, 2021. The estimated annual effective tax rate is a reflection of global income across numerous jurisdictions. As a result of the recovery in domestic profitability, the annual effective tax rate has decreased. Furthermore, on August 16, 2022, the U.S. enacted the Inflation Reduction Act (“IRA”), which is not expected to have a material impact on the income tax provision. Management is currently evaluating provisions of the IRA that may have an impact on the 2023 Consolidated Financial Statements.
See Note G to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail.
Net income. Net income was $80, or $0.19 per diluted share, in the third quarter of 2022 compared to $27, or $0.06 per diluted share, in the third quarter of 2021 and $358, or $0.84 per diluted share, in the nine months ended September 30, 2022 compared to $181, or $0.41 per diluted share, in the nine months ended September 30, 2021. The increase of $53 in the third quarter of 2022 was primarily due to higher sales in the commercial aerospace market, favorable product pricing, a decrease in the Loss on debt redemption, a decrease in Interest expense, net, due to lower long-term debt levels, and a decrease in Restructuring and other charges, partially offset by lower sales in the defense aerospace market, the adverse judgment related to the LBIE legal proceeding, and an increase in Research and development expenses. The increase of $177 in the nine months ended September 30, 2022 was primarily due to higher sales in the commercial aerospace market, favorable product pricing, a decrease in the Loss on debt redemption, a decrease in Interest expense, net, due to lower long-term debt levels, and a decrease in Restructuring and other charges, partially offset by lower sales in the defense aerospace market, an increase in material and other inflationary costs, the adverse judgment related to the LBIE legal proceeding, an increase in the provision for income taxes primarily driven by an increase in income before income taxes, and an increase in Research and development expenses.
Segment Information
The Company’s operations consist of four worldwide reportable segments: Engine Products, Fastening Systems, Engineered Structures, and Forged Wheels. Segment performance under Howmet’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is Segment Adjusted EBITDA. Prior to the first quarter of 2022, the Company used Segment operating profit as its primary measure of performance. However, the Company’s Chief Executive Officer (“CEO”) believes that Segment Adjusted EBITDA is now a better representation of its business because it provides additional information with respect to the Company’s operating performance and the Company’s ability to meet its financial obligations. Howmet’s definition of Segment Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) is net margin plus an add-back for depreciation and amortization. Net margin is equivalent to Sales minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; Research and development expenses; and Provision for depreciation and amortization. Special items, including Restructuring and other charges, are excluded from Net margin and Segment Adjusted EBITDA. Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Differences between the total segment and consolidated totals are in Corporate (See Note C to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a description of each segment).
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
The Company also produces aerospace engine parts and components and aerospace fastening systems for Boeing 787 airplanes. In 2020 and 2021, Boeing reduced production rates of the 787 airplanes. Boeing paused deliveries of its 787 aircraft in May 2021. The significant decline in Boeing 787 production rates had a negative impact on sales and Segment Adjusted EBITDA in the Engine Products, Fastening Systems, and Engineered Structures segments in 2021 and the first three quarters of 2022. We expect reduced production rates to continue to have a negative impact on our sales and Segment Adjusted EBITDA for 2022.
Engine Products

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Third-party sales	$683	$599	$1,966	$1,677
Segment Adjusted EBITDA	186	151	538	413
Segment Adjusted EBITDA Margin	27.2%	25.2%	27.4%	24.6%
Third-party sales for the Engine Products segment increased $84, or 14%, in the third quarter of 2022 compared to the third quarter of 2021, primarily due to higher volumes in the commercial aerospace and oil and gas markets as well as an increase in material cost pass through.
Third-party sales for the Engine Products segment increased $289, or 17%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to higher volumes in the commercial aerospace and oil and gas markets as well as an increase in material cost pass through.
Segment Adjusted EBITDA for the Engine Products segment increased $35, or 23%, in the third quarter of 2022 compared to the third quarter of 2021, primarily due to higher volumes in the commercial aerospace and oil and gas markets as well as strong productivity gains. The segment added approximately 260 net headcount in the third quarter of 2022 in anticipation of future revenue increases.
Segment Adjusted EBITDA for the Engine Products segment increased $125, or 30%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to higher volumes in the commercial aerospace and oil and gas markets as well as strong productivity gains. The segment added approximately 1,040 net headcount in the nine months ended September 30, 2022 in anticipation of future revenue increases.
Segment Adjusted EBITDA Margin for the Engine Products segment increased approximately 200 basis points in the third quarter of 2022 compared to the third quarter of 2021, primarily due to higher volumes in the commercial aerospace and oil and gas markets as well as strong productivity gains, partially offset by an increase in material cost pass through.
Segment Adjusted EBITDA Margin for the Engine Products segment increased approximately 280 basis points in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to higher volumes in the commercial aerospace and oil and gas markets as well as strong productivity gains, partially offset by an increase in material cost pass through.
For the full year 2022 compared to 2021, demand in the commercial aerospace, industrial gas turbine, and oil and gas markets is expected to increase. An increase in material costs is expected to contribute to an increase in sales as the Company generally passes through these costs.
Fastening Systems

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Third-party sales	$291	$254	$832	$788
Segment Adjusted EBITDA	64	59	176	179
Segment Adjusted EBITDA Margin	22.0%	23.2%	21.2%	22.7%
Third-party sales for the Fastening Systems segment increased $37, or 15%, in the third quarter of 2022 compared to the third quarter of 2021, primarily due to higher volumes in the commercial aerospace market, with narrow body recovery more than offsetting Boeing 787 production declines, and an increase in material cost pass through.
Third-party sales for the Fastening Systems segment increased $44, or 6%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to higher volumes in the commercial aerospace market, with narrow body recovery more than offsetting Boeing 787 production declines, higher volumes in the commercial transportation market, and an increase in material cost pass through, partially offset by lower volumes in the defense aerospace and industrial markets.
Segment Adjusted EBITDA for the Fastening Systems segment increased $5, or 8%, in the third quarter of 2022 compared to the third quarter of 2021, primarily due to favorable volumes in the narrow body commercial aerospace market, partially offset by Boeing 787 production declines.
Segment Adjusted EBITDA for the Fastening Systems segment decreased $3, or 2%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to Boeing 787 production declines, lower volumes in the defense aerospace and industrial markets, and inflationary costs, partially offset by favorable volumes in the narrow body commercial aerospace and commercial transportation markets. The segment added approximately 410 net headcount in the nine months ended September 30, 2022 in anticipation of future revenue increases.
Segment Adjusted EBITDA Margin for the Fastening Systems segment decreased approximately 120 basis points in the third quarter of 2022 compared to the third quarter of 2021, primarily due to Boeing 787 production declines, partially offset by favorable volumes in the narrow body commercial aerospace market.
Segment Adjusted EBITDA Margin for the Fastening Systems segment decreased approximately 150 basis points in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to Boeing 787 production declines, lower volumes in the defense aerospace and industrial markets, and inflationary costs, partially offset by favorable volumes in the narrow body commercial aerospace and commercial transportation markets.

For the full year 2022 compared to 2021, demand in the commercial aerospace and commercial transportation markets is expected to increase. An increase in material costs is expected to contribute to an increase in sales as the Company generally passes through these costs.
Engineered Structures

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Third-party sales	$193	$199	$560	$535
Segment Adjusted EBITDA	28	26	77	72
Segment Adjusted EBITDA Margin	14.5%	13.1%	13.8%	13.5%
Third-party sales for the Engineered Structures segment decreased $6, or 3%, in the third quarter of 2022 compared to the third quarter of 2021, primarily due to lower volumes in the defense aerospace market and Boeing 787 production declines, partially offset by higher volumes in the narrow body commercial aerospace market and an increase in material cost pass through.
Third-party sales for the Engineered Structures segment increased $25, or 5%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to higher volumes in the narrow body commercial aerospace market and an increase in material cost pass through, partially offset by lower volumes in the defense aerospace market and Boeing 787 production declines.
Segment Adjusted EBITDA for the Engineered Structures segment increased $2, or 8%, in the third quarter of 2022 compared to the third quarter of 2021, primarily due to higher volumes in the narrow body commercial aerospace market, partially offset by lower volumes in the defense aerospace market and Boeing 787 production declines.
Segment Adjusted EBITDA for the Engineered Structures segment increased $5, or 7%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, with higher volumes in the narrow body commercial aerospace market, partially offset by lower volumes in the defense aerospace market and Boeing 787 production declines as well as inflationary costs.
Segment Adjusted EBITDA Margin for the Engineered Structures segment increased approximately 140 basis points in the third quarter of 2022 compared to the third quarter of 2021, primarily due to higher volumes in the narrow body commercial aerospace market, partially offset by lower volumes in the defense aerospace market and Boeing 787 production declines.
Segment Adjusted EBITDA Margin for the Engineered Structures segment increased approximately 30 basis points in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to higher volumes in the narrow body commercial aerospace market, partially offset by lower volumes in the defense aerospace market and Boeing 787 production declines as well as continued inflationary cost pressures.
For the full year 2022 compared to 2021, demand in the commercial aerospace market is expected to increase. However, demand in the defense aerospace market is expected to be down. An increase in material costs is expected to contribute to an increase in sales as the Company generally passes through these costs.
Forged Wheels

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Third-party sales	$266	$231	$792	$687
Segment Adjusted EBITDA	64	72	206	222
Segment Adjusted EBITDA Margin	24.1%	31.2%	26.0%	32.3%

Third-party sales for the Forged Wheels segment increased $35, or 15%, in the third quarter of 2022 compared to the third quarter of 2021, primarily due to an increase in aluminum material and other inflationary cost pass through and a 2% increase in volumes, partially offset by unfavorable foreign currency movements.
Third-party sales for the Forged Wheels segment increased $105, or 15%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to an increase in aluminum material and other inflationary cost pass through and higher volumes, partially offset by unfavorable foreign currency movements.
Segment Adjusted EBITDA for the Forged Wheels segment decreased $8, or 11%, in the third quarter of 2022 compared to the third quarter of 2021, primarily due to unfavorable foreign currency movements, partially offset by higher volumes.
Segment Adjusted EBITDA for the Forged Wheels segment decreased $16, or 7%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to unfavorable foreign currency movements, partially offset by higher volumes.
Segment Adjusted EBITDA Margin for the Forged Wheels segment decreased approximately 710 basis points in the third quarter of 2022 compared to the third quarter of 2021, primarily due to aluminum material and European energy cost pass through as well as unfavorable foreign currency movements, partially offset by higher volumes.
Segment Adjusted EBITDA Margin for the Forged Wheels segment decreased approximately 630 basis points in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to aluminum material and European energy cost pass through as well as unfavorable foreign currency movements, partially offset by higher volumes.
For the full year 2022 compared to 2021, demand in the commercial transportation markets served by Forged Wheels is expected to increase in most regions. An increase in aluminum material and other inflationary costs are expected to contribute to an increase in sales as the Company generally passes through these costs. However, sales in the Forged Wheels segment could be negatively impacted by non-wheel component supply chain constraints at our customers.
Reconciliation of Total Segment Adjusted EBITDA to Income before income taxes

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
Income before income taxes	$104	$23	$458	$246
Loss on debt redemption	—	118	2	141
Interest expense, net	57	63	172	201
Other expense, net(1)	67	1	67	13
Operating income	$228	$205	$699	$601
Segment provision for depreciation and amortization	64	65	193	195
Unallocated amounts:
Restructuring and other charges	4	8	12	22
Corporate expense	46	30	93	68
Total Segment Adjusted EBITDA	$342	$308	$997	$886
(1)See the Contingencies section of Note Q to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Total Segment Adjusted EBITDA is a non-GAAP financial measure. Management believes that this measure is meaningful to investors because it provides additional information with respect to the Company’s operating performance and the Company’s ability to meet its financial obligations. Differences between the total segment and consolidated totals are in Corporate.
See Restructuring and other charges, Interest expense, net, Loss on debt redemption, and Other expense, net discussions above, under Results of Operations for reference.
Corporate expense increased $16, or 53%, in the third quarter of 2022 compared to the third quarter of 2021, primarily due to higher costs related to the France Plant Fire, the Barberton Plant Fire, and the Barberton Cast House Incident of $24, partially offset by 2021 costs of $9 associated with closures, shutdowns, and other items which did not recur in 2022.

Corporate expense increased $25, or 37%, in the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, primarily due to higher costs related to the France Plant Fire, the Barberton Plant Fire, and the Barberton Cast House Incident of $24, higher legal and other advisory reimbursements received in the nine months ended September 30, 2021 compared to the nine months ended September 30, 2022 of $1, and higher employment and legacy costs, partially offset by 2021 costs of $8 associated with closures, shutdowns, and other items which did not recur in 2022.
Environmental Matters
See the Environmental Matters section of Note Q to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Subsequent Events
See Note R to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for subsequent events.

Liquidity and Capital Resources
Operating Activities
Cash provided from operations was $278 in the nine months ended September 30, 2022 compared to $146 in the nine months ended September 30, 2021. The increase of $132, or 90%, was primarily due to higher operating results of $79, a decrease in working capital of $35, and lower pension contributions of $34. The components of the change in working capital primarily included accrued expenses of $139, favorable changes in receivables of $136, including employee retention credit receivables, a change in accounts payable of $67, and taxes, including income taxes, of $14, partially offset by inventories of $320 and prepaid expenses and other current assets of $1.
Management expects Howmet’s estimated pension contributions and other postretirement benefit payments in 2022 to be approximately $60.
Financing Activities
Cash used for financing activities was $437 in the nine months ended September 30, 2022 compared to $1,174 in the nine months ended September 30, 2021. The decrease of $737, or 63%, was primarily due to less payments made in connection with the redemption of long-term debt of $1,431 (See Note N to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference), a reduction in the premiums paid on the early redemption of debt of $131, and a reduction in debt issuance costs of $11, partially offset by debt issuances in the third quarter of 2021 of $700 (See Note N to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference), incremental common stock repurchases of $110, and increased dividends paid to common stock shareholders of $16. On an annual basis, the debt repurchases in 2022 will decrease Interest expense, net by approximately $3.
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
Investing Activities
Cash used for investing activities was $106 in the nine months ended September 30, 2022 compared to cash provided from investing activities of $144 in the nine months ended September 30, 2021. The change of $250 was primarily due to cash receipts from sold receivables of $267 in 2021, which did not have activity in the current year as a result of the termination of an accounts receivables securitization program in August 2021, and an increase in capital expenditures of $10. The net cash funding from the sale of accounts receivable was neither a use of cash nor a source of cash during 2022 and 2021. These changes were partially offset by incremental proceeds from the sale of assets of $34, which was primarily due to the sale of the corporate center. In the second quarter of 2022, the Company sold the corporate headquarters in Pittsburgh, PA. The proceeds from the sale of the corporate headquarters were $44, excluding $3 of transaction costs, and a carrying value of $41. The Company entered into a 12-year lease with the purchaser for a portion of the property.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
See Note Q to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to the Company’s repurchases of its common stock during the quarter ended September 30, 2022:

	(in millions except share and per share amounts)
Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)(2)
July 1 - July 31, 2022	931,118	$32.22	931,118	$1,082
August 1 - August 31, 2022	1,833,728	$38.17	1,833,728	$1,012
September 1 - September 30, 2022	—	$—	—	$1,012
Total for quarter ended September 30, 2022	2,764,846	$36.17	2,764,846
(1)Excludes commissions cost.
(2)On August 18, 2021, the Company announced that its Board of Directors authorized a share repurchase program of up to $1,500 million of the Company's outstanding common stock. After giving effect to the share repurchases made through September 30, 2022, approximately $1,012 million Board authorization remains available. Under the Company’s share repurchase programs (the “Share Repurchase Programs”), the Company may repurchase shares by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements or other derivative transactions. There is no stated expiration for the Share Repurchase Programs. Under its Share Repurchase Programs, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations, including limits under the Company’s Five-Year Revolving Credit Agreement (See Note N to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference). The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the Share Repurchase Programs may be suspended, modified or terminated at any time without prior notice.

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
104.
Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Howmet Aerospace Inc.

October 31, 2022	/s/ Ken Giacobbe
Date	Ken Giacobbe
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

October 31, 2022	/s/ Barbara L. Shultz
Date	Barbara L. Shultz
Vice President and Controller
(Principal Accounting Officer)