Form 10-Q
period 2023-03-31
Howmet Aerospace Inc.
filed 2023-05-02
CIK 4281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of April 28, 2023, there were 413,291,033 shares of common stock, par value $1.00 per share, of the registrant outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.
Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Operations (unaudited)
(in millions, except per-share amounts)

	First quarter ended
	March 31,
	2023	2022
Sales (C)	$1,603	$1,324
Cost of goods sold (exclusive of expenses below)	1,164	950
Selling, general administrative, and other expenses	75	69
Research and development expenses	9	7
Provision for depreciation and amortization	69	66
Restructuring and other charges (D)	1	2
Operating income	285	230
Loss on debt redemption (N)	1	—
Interest expense, net	57	58
Other expense, net (F)	7	1
Income before income taxes	220	171
Provision for income taxes (G)	72	40
Net income	$148	$131

Amounts Attributable to Howmet Aerospace Common Shareholders (H):
Net income	$147	$130
Earnings per share:
Basic	$0.36	$0.31
Diluted	$0.35	$0.31
Average Shares Outstanding (H):
Basic	412	419
Diluted	418	425
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Comprehensive Income (unaudited)
(in millions)

	First quarter ended
	March 31,
	2023	2022
Net income	$148	$131
Other comprehensive income (loss), net of tax (I):
Change in unrecognized net actuarial loss and prior service cost related to pension and other postretirement benefits	5	10
Foreign currency translation adjustments	34	(31)
Net change in unrecognized (losses) gains on cash flow hedges	(4)	20
Total Other comprehensive income (loss), net of tax	35	(1)
Comprehensive income	$183	$130
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Consolidated Balance Sheet (unaudited)
(in millions)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$537	$791
Receivables from customers, less allowances of $1 in both 2023 and 2022 (J)	655	506
Other receivables	16	31
Inventories (K)	1,662	1,609
Prepaid expenses and other current assets	187	206
Total current assets	3,057	3,143
Properties, plants, and equipment, net (L)	2,321	2,332
Goodwill	4,024	4,013
Deferred income taxes	59	54
Intangibles, net	518	521
Other noncurrent assets (M)	195	192
Total assets	$10,174	$10,255
Liabilities
Current liabilities:
Accounts payable, trade (B)	$877	$962
Accrued compensation and retirement costs	193	195
Taxes, including income taxes (G)	64	48
Accrued interest payable	63	75
Other current liabilities (M)(P)	206	202
Total current liabilities	1,403	1,482
Long-term debt, less amounts due within one year (N)(O)	3,988	4,162
Accrued pension benefits (E)	625	633
Accrued other postretirement benefits (E)	108	109
Other noncurrent liabilities and deferred credits (M)	289	268
Total liabilities	6,413	6,654
Contingencies and commitments (P)
Equity
Howmet Aerospace shareholders’ equity:
Preferred stock	55	55
Common stock	412	412
Additional capital	3,941	3,947
Retained earnings	1,159	1,028
Accumulated other comprehensive loss (I)	(1,806)	(1,841)
Total equity	3,761	3,601
Total liabilities and equity	$10,174	$10,255
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)

	Three months ended
	March 31,
	2023	2022
Operating activities
Net income	$148	$131
Adjustments to reconcile net income to cash provided from operations:
Depreciation and amortization	69	66
Deferred income taxes	31	28
Restructuring and other charges	1	2
Net realized and unrealized losses	4	3
Net periodic pension cost (E)	9	6
Stock-based compensation	14	11
Loss on debt redemption (N)	1	—
Other	5	22
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
Increase in receivables (J)	(137)	(123)
Increase in inventories	(45)	(87)
Decrease in prepaid expenses and other current assets	12	5
(Decrease) increase in accounts payable, trade	(67)	68
Decrease in accrued expenses	(19)	(54)
Increase in taxes, including income taxes	16	6
Pension contributions	(9)	(11)
Decrease (increase) in noncurrent assets	2	(1)
Decrease in noncurrent liabilities	(12)	(17)
Cash provided from operations	23	55
Financing Activities
Net change in short-term borrowings	—	(3)
Repurchases and payments on debt (N)	(176)	—
Premiums paid on early redemption of debt (N)	(1)	—
Repurchase of common stock	(25)	(175)
Proceeds from exercise of employee stock options	6	7
Dividends paid to shareholders	(17)	(9)
Other	(1)	(14)
Cash used for financing activities	(214)	(194)
Investing Activities
Capital expenditures (C)	(64)	(62)
Proceeds from the sale of assets and businesses	—	1
Cash used for investing activities	(64)	(61)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	—
Net change in cash, cash equivalents and restricted cash	(254)	(200)
Cash, cash equivalents and restricted cash at beginning of period	792	722
Cash, cash equivalents and restricted cash at end of period	$538	$522
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(in millions, except per-share amounts)

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2021	$55	$422	$4,291	$603	$(1,863)	$3,508
Net income	—	—	—	131	—	131
Other comprehensive loss (I)	—	—	—	—	(1)	(1)
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	(1)	—	(1)
Common @ $0.02 per share	—	—	—	(8)	—	(8)
Repurchase and retirement of common stock (H)	—	(5)	(170)	—	—	(175)
Stock-based compensation	—	—	11	—	—	11
Common stock issued: compensation plans	—	1	(9)	—	—	(8)
Balance at March 31, 2022	$55	$418	$4,123	$725	$(1,864)	$3,457

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2022	$55	$412	$3,947	$1,028	$(1,841)	$3,601
Net income	—	—	—	148	—	148
Other comprehensive income (I)	—	—	—	—	35	35
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	(1)	—	(1)
Common @ $0.04 per share	—	—	—	(16)	—	(16)
Repurchase and retirement of common stock (H)	—	—	(25)	—	—	(25)
Stock-based compensation	—	—	14	—	—	14
Common stock issued: compensation plans	—	—	5	—	—	5
Balance at March 31, 2023	$55	$412	$3,941	$1,159	$(1,806)	$3,761

The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Notes to the Consolidated Financial Statements (unaudited)
(U.S. dollars in millions, except share and per-share amounts)
A. Basis of Presentation
The interim Consolidated Financial Statements of Howmet Aerospace Inc. and subsidiaries (“Howmet” or the “Company” or “we” or “our”) are unaudited. These Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2022 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). This Form 10-Q report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”), which includes all disclosures required by GAAP. Certain amounts in previously issued financial statements were reclassified to conform to the current period presentation.
In the first quarter of 2023, the Company derived approximately 47% of its revenue from products sold to the commercial aerospace market which is substantially less than the pre-pandemic 2019 annual rate of approximately 60%. During the global COVID-19 pandemic and its impact on the commercial aerospace industry to date, there was a decrease in domestic and international air travel, which in turn adversely affected demand for narrow body and wide body aircraft. Domestic air travel has rebounded and approximates pre-pandemic levels. International air travel continues to recover and is approximately 80% of pre-pandemic levels. We expect commercial aerospace growth to continue with narrow body demand returning faster than wide body demand. The commercial wide body aircraft market is taking longer to recover, which is creating a shift in our product mix compared to pre-pandemic conditions. In addition to the impact from the pandemic, the timing and level of future aircraft builds by original equipment manufacturers are subject to changes and uncertainties, which may cause our future results to differ from prior periods due to changes in product mix in certain segments.
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
B. Recently Adopted and Recently Issued Accounting Guidance
Adopted
In September 2022, the Financial Accounting Standards Board (“FASB”) issued guidance to enhance the transparency of disclosures regarding supplier finance programs. These changes become effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023.
On January 1, 2023, the Company adopted the changes issued by the FASB related to disclosure requirements of supplier finance program obligations. We offer voluntary supplier finance programs to suppliers who may elect to sell their receivables to third parties at the sole discretion of both the suppliers and the third parties. The program is at no cost to the Company and provides additional liquidity to our suppliers, if they desire, at their cost. Under these programs, the Company pays the third party bank rather than the supplier, the stated amount of the confirmed invoices on the original maturity date of the invoices. The Company or the third party bank may terminate a program upon at least 30 days’ notice. Supplier invoices under the program require payment in full no more than 120 days of the invoice date. As of March 31, 2023 and December 31, 2022, supplier invoices that are subject to future payment under these programs were $237 and $240, respectively, and are included in Accounts payable, trade in the Consolidated Balance Sheet.

Issued
In March 2020, the FASB issued amendments that provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform, if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference London Inter-bank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. In December 2022, the FASB deferred the sunset date to December 31, 2024. The Company has amended its agreements in accordance with the new guidance (See Note J and Note N). Management has concluded that the impact of these changes is not expected to have a material impact on the Consolidated Financial Statements.
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
Forged Wheels
Forged Wheels provides forged aluminum wheels and related products for heavy-duty trucks and the commercial transportation market.

The operating results of the Company’s reportable segments were as follows:

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
First quarter ended March 31, 2023
Sales:
Third-party sales	$795	$312	$207	$289	$1,603
Inter-segment sales	2	—	—	—	2
Total sales	$797	$312	$207	$289	$1,605
Profit and loss:
Provision for depreciation and amortization	$32	$11	$12	$9	$64
Segment Adjusted EBITDA	212	58	30	79	379
Restructuring and other charges	—	—	1	—	1
Capital expenditures	33	9	10	9	61

First quarter ended March 31, 2022
Sales:
Third-party sales	$631	$264	$182	$247	$1,324
Inter-segment sales	1	—	1	—	2
Total sales	$632	$264	$183	$247	$1,326
Profit and loss:
Provision for depreciation and amortization	$31	$12	$12	$10	$65
Segment Adjusted EBITDA	173	56	23	67	319
Restructuring and other charges (credits)	3	(3)	2	—	2
Capital expenditures	27	15	7	9	58
The following table reconciles Total Segment Adjusted EBITDA to Income before income taxes. Differences between the total segment and consolidated totals are in Corporate.

	First quarter ended
	March 31,
	2023	2022
Total Segment Adjusted EBITDA	$379	$319
Segment provision for depreciation and amortization	(64)	(65)
Unallocated amounts:
Restructuring and other charges	(1)	(2)
Corporate expense	(29)	(22)
Operating income	$285	$230
Loss on debt redemption	(1)	—
Interest expense, net	(57)	(58)
Other expense, net	(7)	(1)
Income before income taxes	$220	$171

The following table reconciles total segment capital expenditures with Capital expenditures as presented in the Statement of Consolidated Cash Flows.

	First quarter ended
	March 31,
	2023	2022
Total segment capital expenditures	$61	$58
Corporate	3	4
Capital expenditures	$64	$62
The following table disaggregates segment revenue by major market served. Differences between the total segment and consolidated totals are in Corporate.

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
First quarter ended March 31, 2023
Aerospace - Commercial	$432	$170	$152	$—	$754
Aerospace - Defense	163	44	44	—	251
Commercial Transportation	—	63	—	289	352
Industrial and Other	200	35	11	—	246
Total end-market revenue	$795	$312	$207	$289	$1,603

First quarter ended March 31, 2022
Aerospace - Commercial	$329	$148	$109	$—	$586
Aerospace - Defense	137	32	57	—	226
Commercial Transportation	—	53	—	247	300
Industrial and Other	165	31	16	—	212
Total end-market revenue	$631	$264	$182	$247	$1,324
The Company derived 63% and 61% of its revenue from the aerospace (commercial and defense) market for the first quarter ended March 31, 2023 and 2022, respectively.
General Electric Company and Raytheon Technologies Corporation represented approximately 13% and 10%, respectively, of the Company’s third-party sales in the first quarter ended March 31, 2023. General Electric Company and Raytheon Technologies Corporation represented approximately 13% and 9%, respectively, of the Company’s third-party sales in the first quarter ended March 31, 2022. These sales were primarily from the Engine Products segment.
D. Restructuring and Other Charges

	First quarter ended
	March 31,
	2023	2022
Reversals of previously recorded layoff reserves	$(1)	$(1)
Pension and Other post-retirement benefits - net settlements (E)	—	1
Other	2	2
Restructuring and other charges	$1	$2
In the first quarter of 2023, the Company recorded Restructuring and other charges of $1, which were primarily due to exit related costs, including accelerated depreciation, of $2, partially offset by a reversal of $1 for a layoff reserve related to a prior period.
In the first quarter of 2022, the Company recorded Restructuring and other charges of $2, which were primarily due to exit related costs of $2 and charges for U.S. pension plan settlement of $1, partially offset by a reversal of $1 for a layoff reserve related to a prior period.

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2022	$6	$2	$8
Cash payments	(1)	(1)	(2)
Restructuring charges	(1)	2	1
Other(1)	—	(1)	(1)
Reserve balances at March 31, 2023	$4	$2	$6
(1)In the first quarter of 2023, other for other exit costs included a $1 charge for accelerated depreciation.
The remaining reserves as of March 31, 2023 are expected to be paid in cash during the remainder of 2023 and 2024.
E. Pension and Other Postretirement Benefits
The components of net periodic cost (benefit) were as follows:

	First quarter ended
	March 31,
	2023	2022
Pension benefits
Service cost	$1	$1
Interest cost	20	12
Expected return on plan assets	(19)	(20)
Recognized net actuarial loss	7	13
Settlements	—	1
Net periodic cost(1)	$9	$7

Other postretirement benefits
Service cost	$—	$—
Interest cost	2	1
Recognized net actuarial gain	(1)	—
Amortization of prior service benefit	(2)	(2)
Net periodic benefit(1)	$(1)	$(1)

(1)Service cost was included within Cost of goods sold, and Selling, general administrative, and other expenses; settlements were included in Restructuring and other charges; and all other cost components were recorded in Other expense, net in the Statement of Consolidated Operations.
Pension benefits
In the first quarter of 2022, the Company applied settlement accounting to certain U.S. pension plans due to lump sum payments made to participants, which resulted in settlement charges of $1 that were recorded in Restructuring and other charges in the Statement of Consolidated Operations. Settlement accounting did not occur in 2023.
For the first quarter of 2023 and 2022, Howmet’s combined pension contributions and other postretirement benefit payments were approximately $12 and $13, respectively.

F. Other Expense, Net

	First quarter ended
	March 31,
	2023	2022
Non-service costs - pension and other postretirement benefits (E)	$7	$4
Interest income	(5)	—
Foreign currency gains, net	(2)	(3)
Net realized and unrealized losses	4	3
Deferred compensation	3	(3)
Other expense, net	$7	$1
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
The estimated annual effective tax rate, before discrete items, applied to ordinary income was 23.4% in the first quarter of 2023 and 24.3% in the first quarter of 2022. The 2023 and 2022 rates were higher than the U.S. federal statutory rate of 21% primarily due to additional estimated U.S. tax on Global Intangible Low-Taxed Income (“GILTI”) and other foreign earnings, incremental state tax and foreign taxes on earnings also subject to U.S. federal income tax, foreign earnings subject to tax in higher rate jurisdictions, and nondeductible expenses.
For the first quarter of 2023 and 2022, the tax rate including discrete items was 32.7% and 23.4%, respectively. For the first quarter of 2023, the Company recorded a charge for a tax reserve established in France of $20 (See Note P) and a discrete net tax charge of $1 for other small items. For the first quarter of 2022, the Company recorded a discrete net tax benefit of $2 for other small items.
The tax provision was comprised of the following:

	First quarter ended
	March 31,
	2023	2022
Pre-tax income at estimated annual effective income tax rate before discrete items	$51	$42
Tax reserve (P)	20	—
Other discrete items	1	(2)
Provision for income taxes	$72	$40

H. Earnings Per Share and Common Stock
Basic earnings per share (“EPS”) amounts are computed by dividing earnings, after the deduction of preferred stock dividends declared, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.
The information used to compute basic and diluted EPS attributable to Howmet common shareholders was as follows (shares in millions in table below):

	First quarter ended
	March 31,
	2023	2022
Net income attributable to common shareholders	$148	$131
Less: preferred stock dividends declared	1	1
Net income available to Howmet Aerospace common shareholders - basic and diluted	$147	$130

Average shares outstanding - basic	412	419
Effect of dilutive securities:
Stock and performance awards	6	6
Average shares outstanding - diluted	418	425
Common stock outstanding as of March 31, 2023 and 2022 was approximately 412 million and 418 million, respectively.
On August 18, 2021, the Company announced that its Board of Directors authorized a share repurchase program of up to $1,500 of the Company's outstanding common stock. After giving effect to the share repurchases made through March 31, 2023, approximately $922 Board authorization remains available. In the quarter ended March 31, 2023, the Company repurchased approximately 0.6 million shares of its common stock at an average price of $43.36 per share (excluding commissions cost) for approximately $25 in cash. In the quarter ended March 31, 2022, the Company repurchased approximately 5 million shares of its common stock at an average price of $34.00 per share (excluding commissions costs) for approximately $175 in cash. All of the shares repurchased have been retired.
Under the Company’s share repurchase program (the “Share Repurchase Program”), the Company may repurchase shares by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements, or other derivative transactions. There is no stated expiration for the Share Repurchase Program. Under its Share Repurchase Program, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the Share Repurchase Program may be suspended, modified or terminated at any time without prior notice.
The approximately 7 million decrease in average shares outstanding (basic) for the first quarter of 2023 compared to the first quarter of 2022 was primarily due to the approximately 7 million shares repurchased between April 1, 2022 and March 31, 2023. As average shares outstanding are used in the calculation for both basic and diluted EPS, the full impact of share repurchases may not be fully realized in EPS in the period of repurchase since share repurchases may occur at varying points during a period.
There were no shares relating to outstanding stock options excluded from the calculation of average shares outstanding – diluted for the first quarter ended March 31, 2023 and 2022.

I. Accumulated Other Comprehensive Loss
The following table details the activity of the three components that comprise Accumulated other comprehensive loss:

	First quarter ended
	March 31,
	2023	2022
Pension and other postretirement benefits (E)
Balance at beginning of period	$(653)	$(799)
Other comprehensive income (loss):
Unrecognized net actuarial gain and prior service cost/benefit	3	1
Tax expense	(1)	—
Total Other comprehensive income before reclassifications, net of tax	2	1
Amortization of net actuarial loss and prior service cost(1)	4	12
Tax expense(2)	(1)	(3)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(3)	3	9
Total Other comprehensive income	5	10
Balance at end of period	$(648)	$(789)
Foreign currency translation
Balance at beginning of period	$(1,193)	$(1,062)
Other comprehensive income (loss)	34	(31)
Balance at end of period	$(1,159)	$(1,093)
Cash flow hedges
Balance at beginning of period	$5	$(2)
Other comprehensive (loss) income:
Net change from periodic revaluations	(4)	25
Tax income (expense)	1	(6)
Total Other comprehensive (loss) income before reclassifications, net of tax	(3)	19
Net amount reclassified to earnings	(1)	1
Total amount reclassified from Accumulated other comprehensive (loss) income, net of tax(3)	(1)	1
Total Other comprehensive (loss) income	(4)	20
Balance at end of period	$1	$18

Accumulated other comprehensive loss	$(1,806)	$(1,864)
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
J. Receivables
Sale of Receivables Programs
The Company maintains an accounts receivables securitization arrangement through a wholly-owned special purpose entity (“SPE”). The net cash funding from the sale of accounts receivable through the SPE was neither a use of cash nor a source of cash for the first quarter of 2023 or 2022.
The accounts receivables securitization arrangement is one in which the Company, through an SPE, has a receivables purchase agreement (the “Receivables Purchase Agreement”) pursuant to which the SPE may sell certain receivables to financial institutions until the earlier of August 30, 2024 or a termination event. The Receivables Purchase Agreement contains customary representations and warranties, as well as affirmative and negative covenants. Pursuant to the Receivables Purchase Agreement, the Company does not maintain effective control over the transferred receivables, and therefore accounts for these transfers as sales of receivables. The Receivables Purchase Agreement was amended on February 17, 2023 to update the reference rate and reduce the facility limit to $250 from $325, with a provision to increase the limit to $325.

The facility limit under the Receivables Purchase Agreement was $250 and $325 as of March 31, 2023 and December 31, 2022, respectively. A total of $250 was drawn as of both March 31, 2023 and December 31, 2022. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which were $155 and $190 as of March 31, 2023 and December 31, 2022, respectively.
The Company sold $337 and $464 of its receivables without recourse and received cash funding under this program during the three months ended March 31, 2023 and March 31, 2022, respectively, resulting in derecognition of the receivables from the Company’s Consolidated Balance Sheet. Costs associated with the sales of receivables are reflected in the Company’s Statement of Consolidated Operations for the periods in which the sales occur. Cash receipts from sold receivables under the Receivables Purchase Agreement are presented within operating activities in the Statement of Consolidated Cash Flows.
Other Customer Receivable Sales
In the first quarter of 2023, the Company sold $138 of certain customers’ receivables in exchange for cash ($144 was outstanding from customers as of March 31, 2023), the proceeds from which are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows. In the first quarter of 2022, the Company sold $106 of certain customers’ receivables in exchange for cash ($110 was outstanding from customers as of March 31, 2022), the proceeds from which are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows.
K. Inventories

	March 31, 2023	December 31, 2022
Finished goods	$501	$490
Work-in-process	782	748
Purchased raw materials	322	317
Operating supplies	57	54
Total inventories	$1,662	$1,609

At March 31, 2023 and December 31, 2022, the portion of inventories valued on a last-in, first-out (“LIFO”) basis was $438 and $441, respectively. If valued on an average-cost basis, total inventories would have been $224 and $220 higher as of March 31, 2023 and December 31, 2022, respectively.
L. Properties, Plants, and Equipment, net

	March 31, 2023	December 31, 2022
Land and land rights	$85	$84
Structures	997	986
Machinery and equipment	3,986	3,941
	5,068	5,011
Less: accumulated depreciation and amortization	2,919	2,858
	2,149	2,153
Construction work-in-progress	172	179
Properties, plants, and equipment, net	$2,321	$2,332
The Company incurred capital expenditures which remained unpaid as of March 31, 2023 and March 31, 2022 of $32 and $29, respectively, and will result in cash outflows within investing activities in the Statement of Consolidated Cash Flows in subsequent periods.

M. Leases
Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $16 in both the first quarter of 2023 and 2022.
Operating lease right-of-use assets and lease liabilities in the Consolidated Balance Sheet were as follows:

	March 31, 2023	December 31, 2022
Right-of-use assets classified in Other noncurrent assets	$108	$111

Current portion of lease liabilities classified in Other current liabilities	$33	$32
Long-term portion of lease liabilities classified in Other noncurrent liabilities and deferred credits	79	83
Total lease liabilities	$112	$115
N. Debt

	March 31, 2023	December 31, 2022
5.125% Notes, due 2024	$905	$1,081
6.875% Notes, due 2025	600	600
5.900% Notes, due 2027	625	625
6.750% Bonds, due 2028	300	300
3.000% Notes, due 2029	700	700
5.950% Notes, due 2037	625	625
4.750% Iowa Finance Authority Loan, due 2042	250	250
Other(1)	(17)	(19)
Total long-term debt	$3,988	$4,162

(1)Includes various financing arrangements related to subsidiaries, unamortized debt discounts, and unamortized debt issuance costs related to outstanding notes and bonds listed in the table above.
Public Debt
In January 2023, the Company repurchased approximately $26 aggregate principal amount of its 5.125% Notes due October 2024 (the “5.125% Notes”) through an open market repurchase (“OMR”). The OMR was settled at slightly less than par.
In March 2023, the Company completed the early partial redemption of an additional $150 aggregate principal amount of its 5.125% Notes in accordance with the terms of the notes, and paid an aggregate of $155, including accrued interest and an early termination premium of approximately $4 and $1, respectively, which were recorded in Interest expense, net, and Loss on debt redemption, respectively, in the Statement of Consolidated Operations.
Credit Facility
On September 28, 2021, the Company amended and restated its Five-Year Revolving Credit Agreement (the “Credit Agreement”). The Credit Agreement provides a $1,000 senior unsecured revolving credit facility that matures on September 28, 2026, unless extended or earlier terminated in accordance with the provisions of the Credit Agreement. Capitalized terms used in this “Credit Facility” section but not otherwise defined shall have the meanings given to such terms in the Credit Agreement. In February 2023, the Company amended its Credit Agreement to replace LIBOR with the term secured overnight financing rate as the reference rate for U.S. dollar-denominated loans.
Under the Credit Agreement, the Company’s ratio of Consolidated Net Debt to Consolidated EBITDA as of the end of each fiscal quarter for the period of the four fiscal quarters of the Company most recently ended is required to be no greater than 3.50 to 1.00.
There were no amounts outstanding under the Credit Agreement as of March 31, 2023 or December 31, 2022, and no amounts were borrowed during 2023 or 2022 under the Credit Agreement. As of March 31, 2023, the Company was in compliance with all covenants under the Credit Agreement. Availability under the Credit Agreement could be reduced in future periods if the Company fails to maintain the required ratio referenced above.

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

	March 31, 2023		December 31, 2022
	Carrying value	Fair value	Carrying value	Fair value
Long-term debt, less amounts due within one year	$3,988	$3,977	$4,162	$4,059
Restricted cash, which is included in Prepaid expenses and other current assets in the Consolidated Balance Sheet, was $1 as of both March 31, 2023 and December 31, 2022.
P. Contingencies and Commitments
Contingencies
The following information supplements and, as applicable, updates the discussion of the contingencies and commitments in Note V to the Consolidated Financial Statements in our Form 10-K, and should be read in conjunction with the complete descriptions provided in the Form 10-K.
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
The Company’s remediation reserve balance was $17 and $16 as of March 31, 2023 and December 31, 2022, respectively, and was recorded in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet (of which $7 and $6, respectively, was classified as a current liability), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Payments related to remediation expenses applied against the reserve were less than $1 in the first quarter ended March 31, 2023 and included expenditures currently mandated, as well as those not required by any regulatory authority or third party.
Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be less than 1% of Cost of goods sold.
Tax. In December 2013 and 2014, the Company received audit assessment notices from the French Tax Authority (“FTA”) for the 2010 through 2012 tax years. In 2016, the Company appealed to the Committee of the Abuse of Tax Law, where it received a favorable nonbinding decision. The FTA disagreed with the Committee of the Abuse of Law’s opinion, and the Company appealed to the Montreuil Administrative Court, where in 2020 the Company prevailed on the merits. The FTA appealed this decision to the Paris Administrative Court of Appeal in 2021. On March 31, 2023, the Company received an adverse decision from the Paris Administrative Court of Appeal. The Company estimates the assessment amount to be $19 (€18), including interest and penalties. The Company is currently evaluating its remaining dispute resolution methods, including an appeal to the French Administrative Supreme Court.
As a result of the adverse decision from the Paris Administrative Court of Appeal, the Company has concluded that it is no longer more likely than not to sustain its position. In the first quarter of 2023, the Company recorded an income tax reserve in Provision for income taxes in the Statement of Consolidated Operations of $20 (€19), which includes estimated interest and penalties, for the 2010 through 2012 tax years, as well as the remaining tax years open for reassessment. In accordance with FTA dispute resolution practices, the Company is expecting that a payment to the FTA will be necessary in 2023. If an appeal to the French Administrative Supreme Court is successful, any payment would be refunded with interest.

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
United Kingdom Litigation (various claims on behalf of survivors and estates of decedents). The substantial majority of these suits were settled pursuant to the terms of a confidential settlement agreement and are now discontinued and closed. Those suits that have not been settled are stayed until the next case management conference, which will be heard on June 27, 2023.
Behrens et al. v. Arconic Inc. et al. (various claims on behalf of survivors and estates of decedents). On September 16, 2020, the court dismissed the U.S. case, determining that the U.K. is the appropriate jurisdiction for the case. On July 8, 2022, the Third Circuit Court of Appeals affirmed the dismissal. A petition for a rehearing was filed before the Third Circuit Court, which the Third Circuit Court denied on October 7, 2022. On January 5, 2023, the plaintiffs filed a petition for a writ of certiorari in the U.S. Supreme Court, which the Supreme Court denied on February 21, 2023. This case is fully dismissed and closed.
Howard v. Arconic Inc. et al. (securities law related claims). On February 3, 2023, the court issued an order referring the case to mediation. In March 2023, following successive mediation sessions, the parties reached a settlement in principle that remains subject to court approval and, among other things, is in the amount of $74 and is to be covered by insurance proceeds, in exchange for the dismissal of the action and a release of all claims against the defendants. The settlement is without admission of fault or wrongdoing by the defendants. Plaintiffs filed the Stipulation of Settlement, a motion to preliminarily approve the settlement, and related papers with the court on April 21, 2023. On May 2, 2023, the court issued an order granting plaintiffs’ motion to preliminarily approve the settlement and setting August 9, 2023 as the date of the final settlement approval hearing.
With respect to Raul v. Albaugh, et al. (derivative related claim), the regulatory investigations and the stockholder demands specified in the Form 10-K, there are no updates.
Lehman Brothers International (Europe) (“LBIE”) Legal Proceeding. On June 26, 2020, Lehman Brothers International (Europe) (“LBIE”) filed proceedings in the High Court of Justice, Business and Property Courts of England and Wales (the “Court”) against two subsidiaries of the Company, FR Acquisitions Corporation (Europe) Ltd and JFB Firth Rixson Inc. (collectively, the “Firth Rixson Entities”). The proceedings concern two interest rate swap transactions with LBIE (collectively, the “ISDAs”). In 2007 and 2008, the Firth Rixson Entities, then owned by Oak Hill, entered into the ISDAs in order to meet their obligation to hedge interest rate exposure under a lending agreement with LBIE. When LBIE went into bankruptcy in 2008, the Firth Rixson Entities entered into alternative swap agreements with another counterparty in order to meet this hedging obligation. The Firth Rixson Entities were acquired by the Company as part of its acquisition of the Firth Rixson business from Oak Hill in 2014. In the LBIE legal proceeding, LBIE claims the amounts owing by the Firth Rixson Entities under the ISDAs to be approximately $64, plus applicable interest. The Court issued its ruling in these proceedings on October 11, 2022. In its ruling, the Court determined that the event of default under the ISDAs caused by LBIE as a result of its insolvency in 2008 and other defaults will conclude upon LBIE’s expected emergence from administration under the Insolvency Act of 1986. The Court ruled that upon such future event and other relevant steps being completed, the timing of which is unknown, the Firth Rixson Entities will be obligated to pay amounts due under the ISDAs. In late 2022, the Court granted LBIE a three-year extension of its bankruptcy administration. The Company recorded $65 in Other current liabilities in the Consolidated Balance Sheet and took a pre-tax charge of this amount in Other expense, net in the Statement of Consolidated Operations in 2022. The matter of interest was not specifically addressed in the proceeding and no related amounts have been reserved. The Company vigorously disagrees with the ruling including as to any payment obligation in respect of the principal as well as any interest. In December 2022, the Company was granted permission to appeal the Court’s decision. The Company has been given hearing dates for its appeal before the English Court of Appeal, which will take place on June 20-21, 2023.

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
Commitments
Guarantees
As of March 31, 2023, Howmet had outstanding bank guarantees related to tax matters, outstanding debt, workers’ compensation, environmental obligations, and customs duties, among others. The total amount committed under these guarantees, which expire at various dates between 2023 and 2040, was $13 as of March 31, 2023.
Pursuant to the Separation and Distribution Agreement, dated as of October 31, 2016, between Howmet and Alcoa Corporation, Howmet was required to provide certain guarantees for Alcoa Corporation, which had a fair value of $6 as of both March 31, 2023 and December 31, 2022, and were included in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet. The remaining guarantee, for which the Company and Arconic Corporation are secondarily liable in the event of a payment default by Alcoa Corporation, relates to a long-term energy supply agreement that expires in 2047 at an Alcoa Corporation facility. The Company currently views the risk of an Alcoa Corporation payment default on its obligations under the contract to be remote. The Company and Arconic Corporation are required to provide a guarantee up to an estimated present value amount of approximately $1,040 as of both March 31, 2023 and December 31, 2022 in the event of an Alcoa Corporation default. In December 2022, a surety bond with a limit of $80 relating to this guarantee was obtained by Alcoa Corporation to protect Howmet’s obligation. This surety bond will be renewed on an annual basis by Alcoa Corporation.
Letters of Credit
The Company has outstanding letters of credit primarily related to workers’ compensation, environmental obligations, and insurance obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates, mostly in 2023 and 2024, was $119 as of March 31, 2023.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to retain letters of credit of $52 (which are included in the $119 in the above paragraph) that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims that occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation and letters of credit fees paid by the Company are proportionally billed to, and are reimbursed by, Arconic Corporation and Alcoa Corporation, respectively. Also, the Company was required to provide letters of credit for certain Arconic Corporation environmental obligations and, as a result, the Company has $17 of outstanding letters of credit relating to such liabilities (which are also included in the $119 in the above paragraph).
Surety Bonds
The Company has outstanding surety bonds primarily related to tax matters, contract performance, workers’ compensation, environmental-related matters, energy contracts, and customs duties. The total amount committed under these annual surety bonds, which expire and automatically renew at various dates, primarily in 2023 and 2024, was $43 as of March 31, 2023.
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
Q. Subsequent Events
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
In the first quarter of 2023, the Company derived approximately 47% of its revenue from products sold to the commercial aerospace market which is substantially less than the pre-pandemic 2019 annual rate of approximately 60%. During the global COVID-19 pandemic and its impact on the commercial aerospace industry to date, there was a decrease in domestic and international air travel, which in turn adversely affected demand for narrow body and wide body aircraft. Domestic air travel has rebounded and approximates pre-pandemic levels. International air travel continues to recover and is approximately 80% of pre-pandemic levels. We expect commercial aerospace growth to continue with narrow body demand returning faster than wide body demand. The commercial wide body aircraft market is taking longer to recover, which is creating a shift in our product mix compared to pre-pandemic conditions. In addition to the impact from the pandemic, the timing and level of future aircraft builds by original equipment manufacturers (“OEM”) are subject to changes and uncertainties, which may cause our future results to differ from prior periods due to changes in product mix in certain segments.
For additional information regarding the ongoing risks related to our business, see section Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Results of Operations
Earnings Summary:
Sales. Sales were $1,603 in the first quarter of 2023 compared to $1,324 in the first quarter of 2022. The increase of $279, or 21%, in the first quarter of 2023 was primarily due to higher aerospace sales including $168, or 29%, from the commercial aerospace market and $25, or 11%, from the defense aerospace market, an increase in inflationary cost pass through of approximately $35, and favorable product pricing of $17. Product price increases are in excess of inflationary cost pass through to our customers.
Cost of goods sold (“COGS”). COGS as a percentage of Sales was 72.6% in the first quarter of 2023 compared to 71.8% in the first quarter of 2022. The increase in the first quarter of 2023 was primarily due to inflationary cost pass through and increased headcount, primarily in the Engine Products and Fastening Systems segments, in anticipation of future revenue increases, partially offset by higher volumes and favorable product pricing. Additionally, the Company recorded total COGS charges of $4 in the first quarter of 2023 related to fires that occurred at a Fastening Systems plant in France in 2019 (the “France Plant Fire”) and a mechanical failure resulting in substantial heat and fire-related damage to equipment at the Company’s cast house in Barberton, Ohio in the third quarter of 2022 (the “Barberton Cast House Incident”), compared to total COGS charges of $5 related to the France Plant Fire and a fire that occurred at a Forged Wheels plant in Barberton, Ohio in mid-February 2020 (the “Barberton Plant Fire”) in the first quarter of 2022. The Company has submitted insurance claims related to these plant fires. During the fourth quarter of 2022, the Company settled the insurance claim related to the Barberton Plant Fire. The Company anticipates additional charges of approximately $1 to $5 in the second quarter of 2023, with further impacts in subsequent quarters as the businesses continue to recover from the fires.
Selling, general administrative, and other expenses (“SG&A”). SG&A expenses were $75 in the first quarter of 2023 compared to $69 in the first quarter of 2022. The increase of $6, or 9%, in the first quarter of 2023 was primarily due to higher employment and lease costs.
Research and development expenses (“R&D”). R&D expenses were $9 in the first quarter of 2023 and $7 in the first quarter of 2022, an increase of $2, or 29%. The increase in the first quarter of 2023 was primarily due to higher spending on technology projects intended to support the aerospace business.
Restructuring and other charges. Restructuring and other charges were $1 in the first quarter of 2023 compared to $2 in the first quarter of 2022 or a decrease of $1. Restructuring and other charges for the first quarter of 2023 were primarily due to exit related costs, including accelerated depreciation, of $2, partially offset by a reversal of $1 for a layoff reserve related to a prior period. Restructuring and other charges for the first quarter of 2022 were primarily due to exit related costs of $2.
See Note D to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail.

Interest expense, net. Interest expense, net was $57 in the first quarter of 2023 compared to $58 in the first quarter of 2022. The decrease of $1 in the first quarter of 2023 was primarily due to a reduced average level of long-term debt. As a result of the reduction in the outstanding aggregate principal amount of the 5.125% Notes due October 2024 (the “5.125% Notes”), Interest expense, net is expected to be reduced annually by $9.
See Note N to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail related to the Company’s debt.
Loss on debt redemption. Debt redemption or tender premiums include the cost to redeem or repurchase certain of the Company’s notes at a price which may be equal to the greater of the principal amount or the sum of the present values of the remaining scheduled payments, discounted using a defined treasury rate plus a spread, or a price based on the market price of its notes. Loss on debt redemption was $1 in the first quarter of 2023 compared to zero in the first quarter of 2022. The increase of $1 in the first quarter of 2023 was primarily due to the debt premiums paid on the early partial redemption of the 5.125% Notes in the first quarter of 2023.
See Note N to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail related to the Company’s debt.
Other expense, net. Other expense, net was $7 in the first quarter of 2023 compared to $1 in the first quarter of 2022. The increase of $6 in the first quarter of 2023 was primarily due to the impacts of deferred compensation arrangements of $6 and higher non-service related net periodic benefit costs related to pension and other postretirement benefit plans of $3, partially offset by higher interest income of $5. Non-service related net periodic benefit costs related to defined benefit plans is expected to increase by approximately $20 for the full year 2023 versus 2022.
Provision for income taxes. The estimated annual effective tax rate, before discrete items, applied to ordinary income was 23.4% in the first quarter of 2023 compared to 24.3% in the first quarter of 2022. The tax rate including discrete items was 32.7% in the first quarter of 2023 compared to 23.4% in the first quarter of 2022. A discrete net tax charge of $21, which includes the income tax reserve recorded as a result of the French tax litigation (See Note P to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail), was recorded in the first quarter of 2023 compared to a discrete net tax benefit of $2 in the first quarter of 2022. The estimated annual effective tax rate has decreased primarily due to increased domestic deductions, lower non-deductible expenses, and a decrease in apportioned state tax rates, partially offset by increased earnings in high rate jurisdictions and decreased earnings in low rate jurisdictions.
See Note G to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail.
Net income. Net income was $148, or $0.35 per diluted share, in the first quarter of 2023 compared to $131, or $0.31 per diluted share, in the first quarter of 2022. The increase of $17 in the first quarter of 2023 was primarily due to higher sales in the commercial aerospace and defense aerospace markets as well as favorable product pricing, partially offset by an increase in Provision for income taxes and Other expense, net.
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
The Company has aligned its operations consistent with how the Chief Executive Officer assesses operating performance and allocates capital.

Engine Products

	First quarter ended
	March 31,
	2023	2022
Third-party sales	$795	$631
Segment Adjusted EBITDA	212	173
Segment Adjusted EBITDA Margin	26.7%	27.4%
Third-party sales for the Engine Products segment increased $164, or 26%, in the first quarter of 2023 compared to the first quarter of 2022, primarily due to higher volumes in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets.
Segment Adjusted EBITDA for the Engine Products segment increased $39, or 23%, in the first quarter of 2023 compared to the first quarter of 2022, primarily due to higher volumes in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets. The segment added approximately 260 net headcount in the first quarter in anticipation of future revenue increases.
Segment Adjusted EBITDA Margin for the Engine Products segment decreased approximately 70 basis points in the first quarter of 2023 compared to the first quarter of 2022, primarily due to an increase in inflationary costs and headcount, partially offset by higher volumes in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets.
The collective bargaining agreement between Howmet and the United Autoworkers at our Whitehall, Michigan location expired on March 31, 2023. The Whitehall, Michigan location has been preparing for the expiration of this collective bargaining agreement over the course of several months, and the contract has been extended by mutual agreement while negotiations continue.
In 2023, as compared to 2022, demand in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets is expected to increase.
Fastening Systems

	First quarter ended
	March 31,
	2023	2022
Third-party sales	$312	$264
Segment Adjusted EBITDA	58	56
Segment Adjusted EBITDA Margin	18.6%	21.2%
Third-party sales for the Fastening Systems segment increased $48, or 18%, in the first quarter of 2023 compared to the first quarter of 2022, primarily due to higher volumes in the narrow body commercial aerospace and defense aerospace markets.
Segment Adjusted EBITDA for the Fastening Systems segment increased $2, or 4%, in the first quarter of 2023 compared to the first quarter of 2022, primarily due to higher volumes in the narrow body commercial aerospace and defense aerospace markets, partially offset by inflationary costs. The segment added approximately 215 net headcount in the first quarter in anticipation of future revenue increases.
Segment Adjusted EBITDA Margin for the Fastening Systems segment decreased approximately 260 basis points in the first quarter of 2023 compared to the first quarter of 2022, primarily due to an increase in inflationary costs and headcount, partially offset by higher volumes in the narrow body commercial aerospace and defense aerospace markets.
In 2023, as compared to 2022, demand in the commercial aerospace and industrial markets are expected to increase.

Engineered Structures

	First quarter ended
	March 31,
	2023	2022
Third-party sales	$207	$182
Segment Adjusted EBITDA	30	23
Segment Adjusted EBITDA Margin	14.5%	12.6%
Third-party sales for the Engineered Structures segment increased $25, or 14%, in the first quarter of 2023 compared to the first quarter of 2022, primarily due to higher volumes in the commercial aerospace market, partially offset by lower volumes in the defense aerospace market.
Segment Adjusted EBITDA for the Engineered Structures segment increased $7, or 30%, in the first quarter of 2023 compared to the first quarter of 2022, primarily due to higher volumes in the commercial aerospace market, partially offset by lower volumes in the defense aerospace market.
Segment Adjusted EBITDA Margin for the Engineered Structures segment increased approximately 190 basis points in the first quarter of 2023 compared to the first quarter of 2022, primarily due to higher volumes in the commercial aerospace market, partially offset by lower volumes in the defense aerospace market.
In 2023, as compared to 2022, demand in the commercial aerospace market is expected to increase. However, demand in the defense aerospace market is expected to be down.
Forged Wheels

	First quarter ended
	March 31,
	2023	2022
Third-party sales	$289	$247
Segment Adjusted EBITDA	79	67
Segment Adjusted EBITDA Margin	27.3%	27.1%
Third-party sales for the Forged Wheels segment increased $42, or 17%, in the first quarter of 2023 compared to the first quarter of 2022, primarily due to higher volumes in the commercial transportation market.
Segment Adjusted EBITDA for the Forged Wheels segment increased $12, or 18%, in the first quarter of 2023 compared to the first quarter of 2022, primarily due to higher volumes, partially offset by unfavorable foreign currency movements.
Segment Adjusted EBITDA Margin for the Forged Wheels segment increased approximately 20 basis points in the first quarter of 2023 compared to the first quarter of 2022, primarily due to higher volumes and a decline in metal price pass through, partially offset by inflationary cost pass through and unfavorable foreign currency impacts.
For the full year of 2023, as compared to 2022, demand in the commercial transportation markets served by Forged Wheels is expected to decrease in most regions due to lower OEM builds. A decrease in metal costs partially offset by an increase in other inflationary costs is expected to contribute to a net decrease in sales as the Company generally passes through these costs.

Reconciliation of Total Segment Adjusted EBITDA to Income before income taxes

	First quarter ended
	March 31,
	2023	2022
Income before income taxes	$220	$171
Loss on debt redemption	1	—
Interest expense, net	57	58
Other expense, net	7	1
Operating income	$285	$230
Segment provision for depreciation and amortization	64	65
Unallocated amounts:
Restructuring and other charges	1	2
Corporate expense	29	22
Total Segment Adjusted EBITDA	$379	$319
Total Segment Adjusted EBITDA is a non-GAAP financial measure. Management believes that this measure is meaningful to investors because it provides additional information with respect to the Company’s operating performance and the Company’s ability to meet its financial obligations. Differences between the total segment and consolidated totals are in Corporate.
See Restructuring and other charges, Interest expense, net, Loss on debt redemption, and Other expense, net discussions above, under “Results of Operations” for reference.
Corporate expense increased $7, or 32%, in the first quarter of 2023 compared to the first quarter of 2022, primarily due to higher nonrecurring legal and other advisory reimbursements received in 2022 compared to 2023 of $3, 2023 costs of $1 associated with closures, shutdowns, and other items which did not occur in 2022, and higher employment and lease costs in 2023, partially offset by lower costs related to the France Plant Fire, the Barberton Plant Fire, and the Barberton Cast House Incident of $1.
Environmental Matters
See the Environmental Matters section of Note P to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Subsequent Events
See Note Q to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for subsequent events.

Liquidity and Capital Resources
Operating Activities
Cash provided from operations was $23 in the three months ended March 31, 2023 compared to $55 in the three months ended March 31, 2022. The decrease of $32, or 58%, was primarily due to higher working capital of $55, partially offset by higher operating results of $13 and lower payments on noncurrent liabilities of $5. The components of the change in working capital primarily included unfavorable changes in accounts payable of $135 and receivables of $14, partially offset by inventories of $42, accrued expenses of $35, taxes, including income taxes, of $10, and prepaid expenses and other current assets of $7.
Management expects Howmet’s estimated pension contributions and other postretirement benefit payments in 2023 to be approximately $56.
Financing Activities
Cash used for financing activities was $214 in the three months ended March 31, 2023 compared to $194 in the three months ended March 31, 2022. The increase of $20, or 10%, was primarily due to payments made in connection with the reduction of long-term debt of $176 (See Note N to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference) and increased dividends paid to common stock shareholders of $8, partially offset by a reduction in common stock repurchases of $150. As a result of the reduction in the aggregate principal amount of the outstanding 5.125% Notes, Interest expense, net is expected to be reduced annually by $9.
The Company maintains a credit facility pursuant to its Five-Year Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and issuers named therein (See Note N to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference). As a result of the end of the covenant relief period on December 31, 2022, there is no longer a restriction on common stock dividends and share repurchases under the Credit Agreement.
The Company may opportunistically issue new debt securities in accordance with securities laws, including, but not limited to, in order to refinance existing indebtedness.
The Company may, in the future from time to time, redeem portions of its debt securities or repurchase portions of its debt or equity securities, in either the open market or through privately negotiated transactions, in accordance with applicable SEC and other legal requirements. The timing, prices, and sizes of purchases depend upon prevailing trading prices, general economic and market conditions, and other factors, including applicable securities laws. Such purchases may be completed by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases, tender offers, and/or accelerated share repurchase agreements or other derivative transactions.
The Company’s costs of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short-term and long-term debt ratings assigned to the Company by the major credit rating agencies.
The Company’s credit ratings from the three major credit rating agencies are as follows:

	Issuer Rating	Outlook	Date of Last Update
Standard and Poor’s Ratings Service (“S&P”)	BB+	Positive	April 25, 2023
Moody’s Investors Service (“Moody’s”)	Ba1	Stable	April 27, 2023
Fitch Investors Service (“Fitch”)	BBB-	Stable	March 22, 2022
On April 27, 2023, Moody’s affirmed the following ratings for Howmet: long-term debt at Ba1 and the current outlook as stable.
On April 25, 2023, S&P affirmed Howmet’s long-term debt rating at BB+ and upgraded the current outlook from stable to positive, citing strong demand in the commercial aerospace market and the Company’s improved financial leverage.
Investing Activities
Cash used for investing activities was $64 in the three months ended March 31, 2023 compared to $61 in the three months ended March 31, 2022. The increase of $3 was primarily due to an increase in capital expenditures of $2.
Recently Adopted and Recently Issued Accounting Guidance
See Note B to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Forward-Looking Statements
This report contains (and oral communications made by Howmet Aerospace may contain) statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Howmet Aerospace’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements, forecasts and outlook relating to the condition of end markets; future financial results or operating performance; future strategic actions; Howmet Aerospace’s strategies, outlook, and business and financial prospects; and any future debt redemptions or repurchases of its debt or equity securities. These statements reflect beliefs and assumptions that are based on Howmet Aerospace’s perception of historical trends, current conditions and expected future developments, as well as other factors Howmet Aerospace believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict, which could cause actual results to differ materially from those indicated by these statements. Such risks and uncertainties include, but are not limited to: (a) deterioration in global economic and financial market conditions generally; (b) unfavorable changes in the markets served by Howmet Aerospace; (c) the impact of potential cyber attacks and information technology or data security breaches; (d) the loss of significant customers or adverse changes in customers’ business or financial conditions; (e) manufacturing difficulties or other issues that impact product performance, quality or safety; (f) inability of suppliers to meet obligations due to supply chain disruptions or otherwise; (g) failure to attract and retain a qualified workforce and key personnel; (h) uncertainty of the duration, extent and impact of the COVID-19 pandemic on Howmet Aerospace’s business, results of operations, and financial condition; (i) the inability to achieve revenue growth, cash generation, restructuring plans, cost reductions, improvement in profitability, or strengthening of competitiveness and operations anticipated or targeted; (j) inability to meet increased demand, production targets or commitments; (k) competition from new product offerings, disruptive technologies or other developments; (l) geopolitical, economic, and regulatory risks relating to Howmet Aerospace’s global operations, including geopolitical and diplomatic tensions, instabilities and conflicts, as well as compliance with U.S. and foreign trade and tax laws, sanctions, embargoes and other regulations; (m) the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation, which can expose Howmet Aerospace to substantial costs and liabilities; (n) failure to comply with government contracting regulations; (o) adverse changes in discount rates or investment returns on pension assets; and (p) the other risk factors summarized in Howmet Aerospace’s Form 10-K for the year ended December 31, 2022 and other reports filed with the U.S. Securities and Exchange Commission. Market projections are subject to the risks discussed above and other risks in the market. The statements in this report are made as of the date of the filing of this report. Howmet Aerospace disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
See Note P to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to the Company’s repurchases of its common stock during the quarter ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)(2)
January 1 - January 31, 2023	—	$—	—	$947
February 1 - February 28, 2023	—	$—	—	$947
March 1 - March 31, 2023	576,629	$43.36	576,629	$922
Total for quarter ended March 31, 2023	576,629	$43.36	576,629
(1)Excludes commissions cost.
(2)On August 18, 2021, the Company announced that its Board of Directors authorized a share repurchase program of up to $1,500 million of the Company's outstanding common stock. After giving effect to the share repurchases made through March 31, 2023, approximately $922 million Board authorization remains available. Under the Company’s share repurchase program (the “Share Repurchase Program”), the Company may repurchase shares by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements or other derivative transactions. There is no stated expiration for the Share Repurchase Program. Under its Share Repurchase Program, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the Share Repurchase Program may be suspended, modified or terminated at any time without prior notice.

Item 6. Exhibits.

10.1	Second Amendment, effective January 1, 2023, to the Howmet Aerospace Hourly Retirement Savings Plan, as Amended and Restated.
10.2	First Amendment, effective January 1, 2023, to the Howmet Aerospace Hourly Salaried Retirement Savings Plan, as Amended and Restated.
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Howmet Aerospace Inc.

May 2, 2023	/s/ Ken Giacobbe
Date	Ken Giacobbe
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

May 2, 2023	/s/ Barbara L. Shultz
Date	Barbara L. Shultz
Vice President and Controller
(Principal Accounting Officer)