Form 10-Q
period 2023-06-30
Howmet Aerospace Inc.
filed 2023-08-01
CIK 4281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of July 28, 2023, there were 412,208,006 shares of common stock, par value $1.00 per share, of the registrant outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.
Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Operations (unaudited)
(in millions, except per-share amounts)

	Second quarter ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Sales (C)	$1,648	$1,393	$3,251	$2,717
Cost of goods sold (exclusive of expenses below)	1,196	987	2,360	1,937
Selling, general administrative, and other expenses	88	83	163	152
Research and development expenses	9	9	18	16
Provision for depreciation and amortization	67	67	136	133
Restructuring and other charges (D)	3	6	4	8
Operating income	285	241	570	471
Loss on debt redemption (N)	—	2	1	2
Interest expense, net	55	57	112	115
Other income, net (F)(P)	(13)	(1)	(6)	—
Income before income taxes	243	183	463	354
Provision for income taxes (G)	50	36	122	76
Net income	$193	$147	$341	$278

Amounts Attributable to Howmet Aerospace Common Shareholders (H):
Net income	$193	$147	$340	$277
Earnings per share:
Basic	$0.47	$0.35	$0.82	$0.66
Diluted	$0.46	$0.35	$0.81	$0.66
Average Shares Outstanding (H):
Basic	413	417	413	418
Diluted	417	422	417	423
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Comprehensive Income (unaudited)
(in millions)

	Second quarter ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$193	$147	$341	$278
Other comprehensive income (loss), net of tax (I):
Change in unrecognized net actuarial loss and prior service cost related to pension and other postretirement benefits	4	22	9	32
Foreign currency translation adjustments	4	(114)	38	(145)
Net change in unrecognized losses on cash flow hedges	(10)	(36)	(14)	(16)
Total Other comprehensive (loss) income, net of tax	(2)	(128)	33	(129)
Comprehensive income	$191	$19	$374	$149
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Consolidated Balance Sheet (unaudited)
(in millions)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$535	$791
Receivables from customers, less allowances of $1 in both 2023 and 2022 (J)	657	506
Other receivables	14	31
Inventories (K)	1,715	1,609
Prepaid expenses and other current assets	207	206
Total current assets	3,128	3,143
Properties, plants, and equipment, net (L)	2,319	2,332
Goodwill	4,026	4,013
Deferred income taxes	52	54
Intangibles, net	513	521
Other noncurrent assets (M)	195	192
Total assets	$10,233	$10,255
Liabilities
Current liabilities:
Accounts payable, trade (B)	$881	$962
Accrued compensation and retirement costs	209	195
Taxes, including income taxes (G)	78	48
Accrued interest payable	73	75
Other current liabilities (M)(P)	169	202
Total current liabilities	1,410	1,482
Long-term debt, less amounts due within one year (N)(O)	3,989	4,162
Accrued pension benefits (E)	626	633
Accrued other postretirement benefits (E)	106	109
Other noncurrent liabilities and deferred credits (M)	327	268
Total liabilities	6,458	6,654
Contingencies and commitments (P)
Equity
Howmet Aerospace shareholders’ equity:
Preferred stock	55	55
Common stock	412	412
Additional capital	3,782	3,947
Retained earnings	1,334	1,028
Accumulated other comprehensive loss (I)	(1,808)	(1,841)
Total equity	3,775	3,601
Total liabilities and equity	$10,233	$10,255
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)

	Six months ended
	June 30,
	2023	2022
Operating activities
Net income	$341	$278
Adjustments to reconcile net income to cash provided from operations:
Depreciation and amortization	136	133
Deferred income taxes	57	52
Restructuring and other charges	4	8
Net realized and unrealized losses	11	7
Net periodic pension cost (E)	19	11
Stock-based compensation	26	29
Loss on debt redemption (N)	1	2
Other	—	27
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
Increase in receivables (J)	(141)	(169)
Increase in inventories	(99)	(191)
(Increase) decrease in prepaid expenses and other current assets	(9)	1
(Decrease) increase in accounts payable, trade	(80)	118
Decrease in accrued expenses	(15)	(40)
Increase in taxes, including income taxes	31	1
Pension contributions	(12)	(20)
Decrease (increase) in noncurrent assets	1	(1)
Decrease in noncurrent liabilities	(19)	(33)
Cash provided from operations	252	213
Financing Activities
Net change in short-term borrowings	—	(4)
Repurchases and payments on debt (N)	(176)	(60)
Premiums paid on early redemption of debt (N)	(1)	(2)
Repurchase of common stock	(125)	(235)
Proceeds from exercise of employee stock options	9	10
Dividends paid to shareholders	(35)	(18)
Taxes paid for net share settlement of equity awards	(75)	(22)
Cash used for financing activities	(403)	(331)
Investing Activities
Capital expenditures (C)	(105)	(106)
Proceeds from the sale of assets and businesses (L)	—	42
Other	—	(1)
Cash used for investing activities	(105)	(65)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(1)
Net change in cash, cash equivalents and restricted cash	(256)	(184)
Cash, cash equivalents and restricted cash at beginning of period	792	722
Cash, cash equivalents and restricted cash at end of period	$536	$538
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(in millions, except per-share amounts)

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at March 31, 2022	$55	$418	$4,123	$725	$(1,864)	$3,457
Net income	—	—	—	147	—	147
Other comprehensive loss (I)	—	—	—	—	(128)	(128)
Cash dividends declared:
Common @ $0.02 per share	—	—	—	(9)	—	(9)
Repurchase and retirement of common stock (H)	—	(2)	(58)	—	—	(60)
Stock-based compensation	—	—	18	—	—	18
Common stock issued: compensation plans	—	—	(4)	—	—	(4)
Balance at June 30, 2022	$55	$416	$4,079	$863	$(1,992)	$3,421

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at March 31, 2023	$55	$412	$3,941	$1,159	$(1,806)	$3,761
Net income	—	—	—	193	—	193
Other comprehensive loss (I)	—	—	—	—	(2)	(2)
Cash dividends declared:
Common @ $0.04 per share	—	—	—	(18)	—	(18)
Repurchase and retirement of common stock (H)	—	(3)	(97)	—	—	(100)
Stock-based compensation	—	—	12	—	—	12
Common stock issued: compensation plans	—	3	(74)	—	—	(71)
Balance at June 30, 2023	$55	$412	$3,782	$1,334	$(1,808)	$3,775

The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(U.S. dollars in millions, except per-share amounts)

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2021	$55	$422	$4,291	$603	$(1,863)	$3,508
Net income	—	—	—	278	—	278
Other comprehensive loss (I)	—	—	—	—	(129)	(129)
Cash dividends declared:
Preferred-Class A @ $1.8750 per share	—	—	—	(1)	—	(1)
Common @ $0.04 per share	—	—	—	(17)	—	(17)
Repurchase and retirement of common stock (H)	—	(7)	(228)	—	—	(235)
Stock-based compensation	—	—	29	—	—	29
Common stock issued: compensation plans	—	1	(13)	—	—	(12)
Balance at June 30, 2022	$55	$416	$4,079	$863	$(1,992)	$3,421

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2022	$55	$412	$3,947	$1,028	$(1,841)	$3,601
Net income	—	—	—	341	—	341
Other comprehensive income (I)	—	—	—	—	33	33
Cash dividends declared:
Preferred-Class A @ $1.8750 per share	—	—	—	(1)	—	(1)
Common @ $0.08 per share	—	—	—	(34)	—	(34)
Repurchase and retirement of common stock (H)	—	(3)	(122)	—	—	(125)
Stock-based compensation	—	—	26	—	—	26
Common stock issued: compensation plans	—	3	(69)	—	—	(66)
Balance at June 30, 2023	$55	$412	$3,782	$1,334	$(1,808)	$3,775

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
In the six months ended June 30, 2023, the Company derived approximately 47% of its revenue from products sold to the commercial aerospace market which is substantially less than the 2019 annual rate of approximately 60%. During the global COVID-19 pandemic and its impact on the commercial aerospace industry to date, there was a decrease in domestic and international air travel, which in turn adversely affected demand for narrow body and wide body aircraft. Domestic air travel has rebounded and approximates 2019 levels. International air travel continues to recover and is approximately 90% of 2019 levels. We expect commercial aerospace growth to continue with narrow body demand returning faster than wide body demand. The commercial wide body aircraft market is taking longer to recover, which is creating a shift in our product mix compared to 2019 conditions. In addition to the impact from the pandemic, the timing and level of future aircraft builds by original equipment manufacturers are subject to changes and uncertainties, which may cause our future results to differ from prior periods due to changes in product mix in certain segments.
The preparation of the Consolidated Financial Statements of the Company in conformity with GAAP requires management to make certain judgments, estimates, and assumptions. These estimates are based on historical experience and, in some cases, assumptions based on current and future market experience, including considerations related to COVID-19 and changes in the aerospace industry. The impact of these changes, including the macroeconomic considerations, remains highly uncertain. Management has made its best estimates using all relevant information available at the time, but it is possible that our estimates will differ from our actual results and affect the Consolidated Financial Statements in future periods and potentially require adverse adjustments to the recoverability of goodwill, intangible and long-lived assets, the realizability of deferred tax assets and other judgments and estimations and assumptions.
B. Recently Adopted and Recently Issued Accounting Guidance
Adopted
In September 2022, the Financial Accounting Standards Board (“FASB”) issued guidance to enhance the transparency of disclosures regarding supplier finance programs. These changes became effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023.
On January 1, 2023, the Company adopted the changes issued by the FASB related to disclosure requirements of supplier finance program obligations. We offer voluntary supplier finance programs to suppliers who may elect to sell their receivables to third parties at the sole discretion of both the suppliers and the third parties. The program is at no cost to the Company and provides additional liquidity to our suppliers, if they desire, at their cost. Under these programs, the Company pays the third party bank rather than the supplier, the stated amount of the confirmed invoices on the original maturity date of the invoices. The Company or the third party bank may terminate a program upon at least 30 days’ notice. Supplier invoices under the program require payment in full no more than 120 days of the invoice date. As of June 30, 2023 and December 31, 2022, supplier invoices that are subject to future payment under these programs were $259 and $240, respectively, and are included in Accounts payable, trade in the Consolidated Balance Sheet.

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
Forged Wheels
Forged Wheels provides forged aluminum wheels and related products for heavy-duty trucks and the commercial transportation market.

The operating results of the Company’s reportable segments were as follows:

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Second quarter ended June 30, 2023
Sales:
Third-party sales	$821	$329	$200	$298	$1,648
Inter-segment sales	5	—	1	—	6
Total sales	$826	$329	$201	$298	$1,654
Profit and loss:
Provision for depreciation and amortization	$32	$12	$12	$10	$66
Segment Adjusted EBITDA	223	64	20	81	388
Restructuring and other (credits) charges	(1)	—	5	—	4
Capital expenditures	21	5	5	7	38

Second quarter ended June 30, 2022
Sales:
Third-party sales	$652	$277	$185	$279	$1,393
Inter-segment sales	1	—	1	—	2
Total sales	$653	$277	$186	$279	$1,395
Profit and loss:
Provision for depreciation and amortization	$31	$11	$12	$10	$64
Segment Adjusted EBITDA	179	56	26	75	336
Restructuring and other charges	4	—	1	—	5
Capital expenditures	24	8	2	5	39

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Six months ended June 30, 2023
Sales:
Third-party sales	$1,616	$641	$407	$587	$3,251
Inter-segment sales	7	—	1	—	8
Total sales	$1,623	$641	$408	$587	$3,259
Profit and loss:
Provision for depreciation and amortization	$64	$23	$24	$19	$130
Segment Adjusted EBITDA	435	122	50	160	767
Restructuring and other (credits) charges	(1)	—	6	—	5
Capital expenditures	54	14	15	16	99

Six months ended June 30, 2022
Sales:
Third-party sales	$1,283	$541	$367	$526	$2,717
Inter-segment sales	2	—	2	—	4
Total sales	$1,285	$541	$369	$526	$2,721
Profit and loss:
Provision for depreciation and amortization	$62	$23	$24	$20	$129
Segment Adjusted EBITDA	352	112	49	142	655
Restructuring and other charges (credits)	7	(3)	3	—	7
Capital expenditures	51	23	9	14	97

The following table reconciles Total Segment Adjusted EBITDA to Income before income taxes. Differences between the total segment and consolidated totals are in Corporate.

	Second quarter ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Total Segment Adjusted EBITDA	$388	$336	$767	$655
Segment provision for depreciation and amortization	(66)	(64)	(130)	(129)
Unallocated amounts:
Restructuring and other charges	(3)	(6)	(4)	(8)
Corporate expense	(34)	(25)	(63)	(47)
Operating income	$285	$241	$570	$471
Loss on debt redemption	—	(2)	(1)	(2)
Interest expense, net	(55)	(57)	(112)	(115)
Other income, net	13	1	6	—
Income before income taxes	$243	$183	$463	$354
The following table reconciles total segment capital expenditures with Capital expenditures as presented in the Statement of Consolidated Cash Flows.

	Second quarter ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Total segment capital expenditures	$38	$39	$99	$97
Corporate	3	5	6	9
Capital expenditures	$41	$44	$105	$106

The following table disaggregates segment revenue by major market served. Differences between the total segment and consolidated totals are in Corporate.

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Second quarter ended June 30, 2023
Aerospace - Commercial	$446	$184	$141	$—	$771
Aerospace - Defense	174	46	42	—	262
Commercial Transportation	—	62	—	298	360
Industrial and Other	201	37	17	—	255
Total end-market revenue	$821	$329	$200	$298	$1,648

Second quarter ended June 30, 2022
Aerospace - Commercial	$362	$155	$108	$—	$625
Aerospace - Defense	123	37	63	—	223
Commercial Transportation	—	53	—	279	332
Industrial and Other	167	32	14	—	213
Total end-market revenue	$652	$277	$185	$279	$1,393

Six months ended June 30, 2023
Aerospace - Commercial	$878	$354	$293	$—	$1,525
Aerospace - Defense	337	90	86	—	513
Commercial Transportation	—	125	—	587	712
Industrial and Other	401	72	28	—	501
Total end-market revenue	$1,616	$641	$407	$587	$3,251

Six months ended June 30, 2022
Aerospace - Commercial	$691	$303	$217	$—	$1,211
Aerospace - Defense	260	69	120	—	449
Commercial Transportation	—	106	—	526	632
Industrial and Other	332	63	30	—	425
Total end-market revenue	$1,283	$541	$367	$526	$2,717
The Company derived 63% and 61% of its revenue from the aerospace (commercial and defense) market for the six months ended June 30, 2023 and 2022, respectively.
General Electric Company and RTX Corporation represented approximately 13% and 10%, respectively, of the Company’s third-party sales for the six months ended June 30, 2023. General Electric Company and RTX Corporation represented approximately 13% and 9%, respectively, of the Company’s third-party sales for the six months ended June 30, 2022. These sales were primarily from the Engine Products segment.
D. Restructuring and Other Charges

	Second quarter ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Reversals of previously recorded layoff reserves	$—	$—	$(1)	$(1)
Pension and Other post-retirement benefits - net settlements (E)	3	3	3	4
Other	—	3	2	5
Restructuring and other charges	$3	$6	$4	$8
In the second quarter of 2023, the Company recorded Restructuring and other charges of $3, which were primarily due to charges for a U.S. pension plan settlement of $3.

In the six months ended June 30, 2023, the Company recorded Restructuring and other charges of $4, which were primarily due to charges for a U.S. pension plan settlement of $3 and exit related costs, including accelerated depreciation, of $2, partially offset by a reversal of $1 for a layoff reserve related to a prior period.
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

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2022	$6	$2	$8
Cash payments	(1)	(2)	(3)
Restructuring charges	2	2	4
Other(1)	(3)	(1)	(4)
Reserve balances at June 30, 2023	$4	$1	$5
(1)In the six months ended June 30, 2023, other for layoff costs included $3 of charges for a U.S. pension plan settlement and for other exit costs included a $1 charge for accelerated depreciation.
The remaining reserves as of June 30, 2023 are expected to be paid in cash during the remainder of 2023 and 2024.
E. Pension and Other Postretirement Benefits
The components of net periodic cost (benefit) were as follows:

	Second quarter ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Pension benefits
Service cost	$1	$1	$2	$2
Interest cost	20	13	40	25
Expected return on plan assets	(18)	(21)	(37)	(41)
Recognized net actuarial loss	7	12	14	25
Settlements	3	3	3	4
Net periodic cost(1)	$13	$8	$22	$15

Other postretirement benefits
Service cost	$—	$1	$—	$1
Interest cost	1	1	3	2
Recognized net actuarial gain	—	1	(1)	1
Amortization of prior service benefit	(2)	(3)	(4)	(5)
Net periodic benefit(1)	$(1)	$—	$(2)	$(1)

(1)Service cost was included within Cost of goods sold, and Selling, general administrative, and other expenses; settlements were included in Restructuring and other charges; and all other cost components were recorded in Other income, net in the Statement of Consolidated Operations.
Pension benefits
In the second quarter and six months ended June 30, 2023, the Company undertook additional actions to reduce gross pension obligations by $19 by purchasing group annuity contracts from a third-party carrier to pay and administer future annuity payments. These actions resulted in settlement charges of $3. In the second quarter and six months ended June 30, 2022, the Company applied settlement accounting to certain U.S. pension plans due to lump sum payments made to participants, which resulted in settlement charges of $3 and $4, respectively, that were recorded in Restructuring and other charges in the Statement of Consolidated Operations.

For the second quarter and six months ended June 30, 2023, Howmet’s combined pension contributions and other postretirement benefit payments were approximately $7 and $19, respectively. For the second quarter and six months ended June 30, 2022, Howmet’s combined pension contributions and other postretirement benefit payments were approximately $12 and $25, respectively.
F. Other Income, Net

	Second quarter ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Non-service costs - pension and other postretirement benefits (E)	$8	$3	$15	$7
Interest income	(5)	(1)	(10)	(1)
Foreign currency gains, net	—	(1)	(2)	(4)
Net realized and unrealized losses	7	4	11	7
Deferred compensation	3	(6)	6	(9)
Other, net	(26)	—	(26)	—
Other income, net	$(13)	$(1)	$(6)	$—
In the second quarter and six months ended June 30, 2023, Other, net primarily includes the reversal of $25, net of legal fees of $1, of the $65 pre-tax charge taken in the third quarter of 2022 related to the Lehman Brothers International (Europe) legal proceeding (See Note P) due to the final settlement of such proceeding in June 2023.
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
The estimated annual effective tax rate, before discrete items, applied to ordinary income was 23.0% in both the second quarter and six months ended June 30, 2023 and 23.9% in both the second quarter and six months ended June 30, 2022. The 2023 and 2022 rates were higher than the U.S. federal statutory rate of 21% primarily due to additional estimated U.S. tax on Global Intangible Low-Taxed Income (“GILTI”) and other foreign earnings, incremental state tax and foreign taxes on earnings also subject to U.S. federal income tax, foreign earnings subject to tax in higher rate jurisdictions, and nondeductible expenses.
For the second quarter of 2023 and 2022, the tax rate including discrete items was 20.6% and 19.7%, respectively. For the second quarter of 2023, the Company recorded a discrete net tax benefit of $7 related to an $8 excess tax benefit for stock compensation and a net charge of $1 for other small items. For the second quarter of 2022, the Company recorded a discrete tax benefit of $7 attributable to a $6 benefit to release a valuation allowance related to an interest carryforward tax attribute in the U.K. and a net benefit of $1 for other small items.
For the six months ended June 30, 2023 and 2022, the tax rate including discrete items was 26.3% and 21.5%, respectively. For the six months ended June 30, 2023, the company recorded a discrete net tax charge of $14 attributable to a $20 charge for a tax reserve established in France (See Note P) and a net tax charge of $2 for other small items, reduced by an $8 excess tax benefit for stock compensation. For the six months ended June 30, 2022, the Company recorded a discrete net tax benefit of $9 attributable to a $6 benefit to release a valuation allowance related to an interest carryforward tax attribute in the U.K., a $5 excess benefit for stock compensation, and a net charge of $2 for other small items.

The tax provision was comprised of the following:

	Second quarter ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Pre-tax income at estimated annual effective income tax rate before discrete items	$56	$44	$107	$85
Impact of change in estimated annual effective tax rate on previous quarter’s pre-tax income	—	(1)	—	—
Interim period treatment of operational losses in foreign jurisdictions for which no tax benefit is recognized	1	—	1	—
Tax reserve (P)	—	—	20	—
Other discrete items	(7)	(7)	(6)	(9)
Provision for income taxes	$50	$36	$122	$76
H. Earnings Per Share and Common Stock
Basic earnings per share (“EPS”) amounts are computed by dividing earnings, after the deduction of preferred stock dividends declared, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.
The information used to compute basic and diluted EPS attributable to Howmet common shareholders was as follows (shares in millions in table below):

	Second quarter ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income attributable to common shareholders	$193	$147	$341	$278
Less: preferred stock dividends declared	—	—	1	1
Net income available to Howmet Aerospace common shareholders - basic and diluted	$193	$147	$340	$277

Average shares outstanding - basic	413	417	413	418
Effect of dilutive securities:
Stock and performance awards	4	5	4	5
Average shares outstanding - diluted	417	422	417	423
Common stock outstanding as of June 30, 2023 and 2022 was approximately 412 million and 416 million, respectively.
On August 18, 2021, the Company announced that its Board of Directors authorized a share repurchase program of up to $1,500 of the Company's outstanding common stock. After giving effect to the share repurchases made through June 30, 2023, approximately $822 Board authorization remains available.
The following table provides details for share repurchases made for the periods presented:

	Number of shares	Average price per share(1)	Total
Q1 2023 open market repurchase	576,629	$43.36	$25

Q2 2023 open market repurchase	2,246,294	$44.52	$100

2023 Share repurchases as of June 30, 2023	2,822,923	$44.28	$125

Q1 2022 open market repurchase	5,147,307	$34.00	$175

Q2 2022 open market repurchase	1,770,271	$33.89	$60

2022 Share repurchases as of June 30, 2022	6,917,578	$33.97	$235
(1)Excludes commissions cost.

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
The approximately 5 million decrease in average shares outstanding (basic) for the second quarter of 2023 compared to the second quarter of 2022 was primarily due to the approximately 7 million shares repurchased between July 1, 2022 and June 30, 2023. As average shares outstanding are used in the calculation for both basic and diluted EPS, the full impact of share repurchases was not fully realized in EPS in the period of repurchase since share repurchases may occur at varying points during a period.
There were no shares relating to outstanding stock options excluded from the calculation of average shares outstanding – diluted for the second quarter and six months ended June 30, 2023 and 2022.

I. Accumulated Other Comprehensive Loss
The following table details the activity of the three components that comprise Accumulated other comprehensive loss:

	Second quarter ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Pension and other postretirement benefits (E)
Balance at beginning of period	$(648)	$(789)	$(653)	$(799)
Other comprehensive (loss) income:
Unrecognized net actuarial (loss) gain and prior service cost/benefit	(3)	15	—	16
Tax benefit (expense)	1	(3)	—	(3)
Total Other comprehensive (loss) income before reclassifications, net of tax	(2)	12	—	13
Amortization of net actuarial loss and prior service cost(1)	8	13	12	25
Tax expense(2)	(2)	(3)	(3)	(6)
Total amount reclassified from Accumulated other comprehensive income, net of tax(3)	6	10	9	19
Total Other comprehensive income	4	22	9	32
Balance at end of period	$(644)	$(767)	$(644)	$(767)
Foreign currency translation
Balance at beginning of period	$(1,159)	$(1,093)	$(1,193)	$(1,062)
Other comprehensive income (loss)	4	(114)	38	(145)
Balance at end of period	$(1,155)	$(1,207)	$(1,155)	$(1,207)
Cash flow hedges
Balance at beginning of period	$1	$18	$5	$(2)
Other comprehensive (loss) income:
Net change from periodic revaluations	(10)	(36)	(14)	(11)
Tax income	2	8	3	2
Total Other comprehensive loss before reclassifications, net of tax	(8)	(28)	(11)	(9)
Net amount reclassified to earnings	(3)	(11)	(4)	(10)
Tax benefit(2)	1	3	1	3
Total amount reclassified from Accumulated other comprehensive loss, net of tax(3)	(2)	(8)	(3)	(7)
Total Other comprehensive loss	(10)	(36)	(14)	(16)
Balance at end of period	$(9)	$(18)	$(9)	$(18)

Accumulated other comprehensive loss	$(1,808)	$(1,992)	$(1,808)	$(1,992)
(1)These amounts were recorded in Restructuring and other charges (See Note D) and Other income, net (See Note F) in the Statement of Consolidated Operations.
(2)These amounts were included in Provision for income taxes (See Note G) in the Statement of Consolidated Operations.
(3)A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.
J. Receivables
Sale of Receivables Programs
The Company maintains an accounts receivables securitization arrangement through a wholly-owned special purpose entity (“SPE”). The net cash funding from the sale of accounts receivable through the SPE was neither a use of cash nor a source of cash for the second quarter of 2023 or 2022.
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
The facility limit under the Receivables Purchase Agreement was $250 and $325 as of June 30, 2023 and December 31, 2022, respectively. A total of $250 was drawn as of both June 30, 2023 and December 31, 2022. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which were $151 and $190 as of June 30, 2023 and December 31, 2022, respectively.
The Company sold $382 and $719 of its receivables without recourse and received cash funding under this program during the second quarter and six months ended June 30, 2023, respectively, resulting in derecognition of the receivables from the Company’s Consolidated Balance Sheet. The Company sold $437 and $901 of its receivables without recourse and received cash funding under the program during the second quarter and six months ended June 30, 2022, respectively, resulting in derecognition of the receivables from the Company’s Consolidated Balance Sheet. Costs associated with the sales of receivables are reflected in the Company’s Statement of Consolidated Operations for the periods in which the sales occur. Cash receipts from sold receivables under the Receivables Purchase Agreement are presented within operating activities in the Statement of Consolidated Cash Flows.
Other Customer Receivable Sales
In the second quarter and six months ended June 30, 2023, the Company sold $151 and $289, respectively, of certain customers’ receivables in exchange for cash ($155 was outstanding from customers as of June 30, 2023), the proceeds from which are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows. In the second quarter and six months ended June 30, 2022, the Company sold $117 and $223 of certain customers’ receivables in exchange for cash, the proceeds from which are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows.
K. Inventories

	June 30, 2023	December 31, 2022
Finished goods	$488	$490
Work-in-process	800	748
Purchased raw materials	364	317
Operating supplies	63	54
Total inventories	$1,715	$1,609

As of June 30, 2023 and December 31, 2022, the portion of inventories valued on a last-in, first-out (“LIFO”) basis was $423 and $441, respectively. If valued on an average-cost basis, total inventories would have been $228 and $220 higher as of June 30, 2023 and December 31, 2022, respectively.
L. Properties, Plants, and Equipment, net

	June 30, 2023	December 31, 2022
Land and land rights	$85	$84
Structures	1,001	986
Machinery and equipment	4,005	3,941
	5,091	5,011
Less: accumulated depreciation and amortization	2,962	2,858
	2,129	2,153
Construction work-in-progress	190	179
Properties, plants, and equipment, net	$2,319	$2,332
The proceeds from the sale of the corporate headquarters in Pittsburgh, PA in June 2022 were $44, excluding $3 of transaction costs, and the carrying value at the time of sale was $41. A loss of less than $1 was recorded in Restructuring and other charges in the Statement of Consolidated Operations upon finalization of the sale in the second quarter of 2022. The Company entered into a 12-year lease with the purchaser for a portion of the property.

The Company incurred capital expenditures which remained unpaid as of June 30, 2023 and June 30, 2022 of $48 and $30, respectively, and will result in cash outflows within investing activities in the Statement of Consolidated Cash Flows in subsequent periods.
M. Leases
Operating lease cost includes short-term leases and variable lease payments and approximates cash paid. Operating lease cost was $16 and $14 in the second quarter of 2023 and 2022, respectively, and $32 and $30 in the six months ended June 30, 2023 and 2022, respectively. Operating lease cost in the second quarter and six months ended June 30, 2023 includes the lease for the portion of the property in Pittsburgh, PA used as the corporate headquarters.
Operating lease right-of-use assets and lease liabilities in the Consolidated Balance Sheet were as follows:

	June 30, 2023	December 31, 2022
Right-of-use assets classified in Other noncurrent assets	$107	$111

Current portion of lease liabilities classified in Other current liabilities	$34	$32
Long-term portion of lease liabilities classified in Other noncurrent liabilities and deferred credits	77	83
Total lease liabilities	$111	$115
N. Debt

	June 30, 2023	December 31, 2022
5.125% Notes, due 2024	$905	$1,081
6.875% Notes, due 2025	600	600
5.900% Notes, due 2027	625	625
6.750% Bonds, due 2028	300	300
3.000% Notes, due 2029	700	700
5.950% Notes, due 2037	625	625
4.750% Iowa Finance Authority Loan, due 2042	250	250
Other(1)	(16)	(19)
Total long-term debt	$3,989	$4,162

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
On July 31, 2023, the Company issued a notice of partial redemption to redeem on September 28, 2023 (the “Redemption Date”) $200 aggregate principal amount of its 5.125% Notes in accordance with the terms of the notes. The redemption price (the “Redemption Price”) for the 5.125% Notes to be redeemed shall be equal to the greater of (i) 100% of the principal amount of the 5.125% Notes to be redeemed, plus accrued interest, if any, to the Redemption Date or (ii) the sum of the present values of the Remaining Scheduled Payments, discounted on a semi-annual basis, assuming a 360-day year consisting of twelve 30-day months, at the Treasury Rate plus 40 basis points, plus accrued interest to the Redemption Date that has not been paid. The Company expects the aggregate Redemption Price for the 5.125% Notes to be redeemed to be approximately $205, which the Company intends to pay with cash on hand.
Credit Facility
On July 27, 2023, the Company entered into the Second Amended and Restated Five-Year Revolving Credit Agreement (the “Credit Agreement”) by and among the Company, a syndicate of lenders and issuers named therein, Citibank, N.A., as administrative agent for the lenders and issuers, and JPMorgan Chase Bank, N.A., as syndication agent. The Credit Agreement amended and restated the Company’s Amended and Restated Five-Year Revolving Credit Agreement, dated as of September 28, 2021, as amended by Amendment No. 1 to Credit Agreement, dated as of February 13, 2023.
The Credit Agreement provides a $1,000 senior unsecured revolving credit facility (the “Credit Facility”) that matures on July 27, 2028, unless extended or earlier terminated in accordance with the provisions of the Credit Agreement. The Company may make two one-year extension requests during the term of the Credit Facility, with any extension being subject to the lender consent requirements set forth in the Credit Agreement. Subject to the terms and conditions of the Credit Agreement, the Company may from time to time request increases in commitments under the Credit Facility, not to exceed $500 in aggregate principal amount, and may also request the issuance of letters of credit, subject to a letter of credit sublimit of $500 of the Credit Facility. Under the provisions of the Credit Agreement, based on Howmet’s current long-term debt ratings, Howmet pays an annual fee of 0.175% of the total commitment to maintain the Credit Facility.
The Credit Facility is unsecured and amounts payable under it will rank pari passu with all other unsecured, unsubordinated indebtedness of the Company. Borrowings under the Credit Facility may be denominated in U.S. dollars or Euros. Loans will bear interest at a base rate or, in the case of U.S. dollar-denominated loans, a rate equal to the Term Secured Overnight Financing Rate (“SOFR”) plus adjustment or, in the case of euro-denominated loans, the Euro inter-bank offered rate (“EURIBOR”), plus, in each case, an applicable margin based on the credit ratings of the Company’s outstanding senior unsecured long-term debt. Based on the Company’s current long-term debt ratings, the applicable margin on base rate loans would be 0.325% per annum and the applicable margin on Term SOFR loans and EURIBOR loans would be 1.325% per annum. The applicable margin is subject to change based on the Company’s long-term debt ratings. Loans may be prepaid without premium or penalty, subject to customary breakage costs.
The obligation of the Company to pay amounts outstanding under the Credit Facility may be accelerated upon the occurrence of an “Event of Default” as defined in the Credit Agreement. Such Events of Default include, among others, (a) non-payment of obligations; (b) breach of any representation or warranty in any material respect; (c) non-performance of covenants and obligations; (d) with respect to other indebtedness in a principal amount in excess of $100, a default thereunder that causes such indebtedness to become due prior to its stated maturity or a default in the payment at maturity of any principal of such indebtedness; (e) the bankruptcy or insolvency of the Company; and (f) a change in control of the Company.
The Credit Agreement contains covenants, including, among others, (a) limitations on the Company’s ability to incur liens securing indebtedness for borrowed money; (b) limitations on the Company’s ability to consummate a consolidation, merger or sale of all or substantially all of its assets; (c) limitations on the Company’s ability to change the nature of its business; and (d) a limitation requiring the ratio of Consolidated Net Debt to Consolidated EBITDA (each as defined in the Credit Agreement) as of the end of each fiscal quarter for the period of the four fiscal quarters most recently ended, to be less than or equal to 3.75 to 1.00.
There were no amounts outstanding under the Credit Agreement as of June 30, 2023 or December 31, 2022, and no amounts were borrowed during 2023 or 2022 under the Credit Agreement. As of June 30, 2023, the Company was in compliance with all covenants under the Credit Agreement. Availability under the Credit Agreement could be reduced in future periods if the Company fails to maintain the required ratio referenced above.
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

	June 30, 2023		December 31, 2022
	Carrying value	Fair value	Carrying value	Fair value
Long-term debt, less amounts due within one year	$3,989	$3,945	$4,162	$4,059
Restricted cash, which is included in Prepaid expenses and other current assets in the Consolidated Balance Sheet, was $1 as of both June 30, 2023 and December 31, 2022.

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
The Company’s remediation reserve balance was $17 and $16 as of June 30, 2023 and December 31, 2022, respectively, and was recorded in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet (of which $6 was classified as a current liability for both periods), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Payments related to remediation expenses applied against the reserve were $2 in the second quarter and six months ended June 30, 2023 and included expenditures currently mandated, as well as those not required by any regulatory authority or third party.
Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be less than 1% of Cost of goods sold.
Tax. In December 2013 and 2014, the Company received audit assessment notices from the French Tax Authority (“FTA”) for the 2010 through 2012 tax years. In 2016, the Company appealed to the Committee of the Abuse of Tax Law, where it received a favorable nonbinding decision. The FTA disagreed with the Committee of the Abuse of Tax Law’s opinion, and the Company appealed to the Montreuil Administrative Court, where in 2020 the Company prevailed on the merits. The FTA appealed this decision to the Paris Administrative Court of Appeal in 2021. On March 31, 2023, the Company received an adverse decision from the Paris Administrative Court of Appeal. The Company estimates the assessment amount to be $19 (€18), including interest and penalties. In the second quarter of 2023, the Company filed an appeal to the French Administrative Supreme Court.
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
United Kingdom Litigation (various claims on behalf of survivors and estates of decedents). The substantial majority of these suits were settled pursuant to the terms of a confidential settlement agreement and are now discontinued and closed. Those suits that have not been settled are stayed until the next case management conference, which will be heard on November 15, 2023.
Behrens et al. v. Arconic Inc. et al. (various claims on behalf of survivors and estates of decedents). On September 16, 2020, the court dismissed the U.S. case, determining that the U.K. is the appropriate jurisdiction for the case. On July 8, 2022, the Third Circuit Court of Appeals affirmed the dismissal, and, on October 7, 2022, the Third Circuit Court denied a petition for a rehearing. On January 5, 2023, the plaintiffs filed a petition for a writ of certiorari in the U.S. Supreme Court, which the Supreme Court denied on February 21, 2023. This case is fully dismissed and closed.
Howard v. Arconic Inc. et al. (securities law related claims). On February 3, 2023, the court issued an order referring the case to mediation. In March 2023, following successive mediation sessions, the parties reached a settlement in principle that remains subject to court approval and, among other things, is in the amount of $74 and is to be covered by insurance proceeds, in exchange for the dismissal of the action and a release of all claims against the defendants. The settlement is without admission of fault or wrongdoing by the defendants. Plaintiffs filed the Stipulation of Settlement, a motion to preliminarily approve the settlement, and related papers with the court on April 21, 2023. On May 2, 2023, the court issued an order granting plaintiffs’ motion to preliminarily approve the settlement and set August 9, 2023 as the date of the final settlement approval hearing.
With respect to Raul v. Albaugh, et al. (derivative related claim), the regulatory investigations and the stockholder demands specified in the Form 10-K, there are no updates.
Lehman Brothers International (Europe) (“LBIE”) Legal Proceeding. On June 26, 2020, Lehman Brothers International (Europe) (“LBIE”) filed proceedings in the High Court of Justice, Business and Property Courts of England and Wales (the “Court”) against two subsidiaries of the Company, FR Acquisitions Corporation (Europe) Ltd and JFB Firth Rixson Inc. (collectively, the “Firth Rixson Entities”). The proceedings concerned two interest rate swap transactions that the Firth Rixson Entities entered into with LBIE in 2007 and 2008. As a result of the ruling issued by the Court in October 2022, the Company recorded $65 in Other current liabilities in the Consolidated Balance Sheet and took a pre-tax charge of this amount in Other income, net in the Statement of Consolidated Operations in the third quarter of 2022. The Firth Rixson Entities appealed the Court’s ruling, and the appeal was to be addressed at a hearing before the English Court of Appeal in June 2023 (the “Litigation”). On June 15, 2023, the Company, the Firth Rixson Entities, and LBIE reached a full and final settlement of all claims arising out of the Litigation (the “Settlement”). The Settlement provides for a payment of $40 to be paid to LBIE in two installments: $15 paid in July 2023 and $25 payable in July 2024. As a result of the Settlement, $25 of the amount previously recorded for the Litigation as a pre-tax charge in Other income, net was reversed as a credit to Other income, net in the Company’s second quarter 2023 results. The hearing before the English Court of Appeal has accordingly been vacated.
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
Commitments
Guarantees
As of June 30, 2023, Howmet had outstanding bank guarantees related to tax matters, outstanding debt, workers’ compensation, environmental obligations, and customs duties, among others. The total amount committed under these guarantees, which expire at various dates between 2023 and 2040, was $5 as of June 30, 2023.
Pursuant to the Separation and Distribution Agreement, dated as of October 31, 2016, between Howmet and Alcoa Corporation, Howmet was required to provide certain guarantees for Alcoa Corporation, which had a fair value of $6 as of both June 30, 2023 and December 31, 2022, and were included in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet. The remaining guarantee, for which the Company and Arconic Corporation are secondarily liable in the event of a payment default by Alcoa Corporation, relates to a long-term energy supply agreement that expires in 2047 at an Alcoa Corporation facility. The Company currently views the risk of an Alcoa Corporation payment default on its obligations under the contract to be remote. The Company and Arconic Corporation are required to provide a guarantee up to an estimated present value amount of approximately $1,040 as of both June 30, 2023 and December 31, 2022 in the event of an Alcoa Corporation default. In December 2022, a surety bond with a limit of $80 relating to this guarantee was obtained by Alcoa Corporation to protect Howmet’s obligation. This surety bond will be renewed on an annual basis by Alcoa Corporation.
Letters of Credit
The Company has outstanding letters of credit primarily related to workers’ compensation, environmental obligations, and insurance obligations, among others. The total amount committed under these letters of credit, which automatically renew or expire at various dates, primarily in 2023 and 2024, was $117 as of June 30, 2023.

Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to retain letters of credit of $52 (which are included in the $117 in the above paragraph) that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims that occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation and letters of credit fees paid by the Company are proportionally billed to, and are reimbursed by, Arconic Corporation and Alcoa Corporation, respectively. Also, the Company was required to provide letters of credit for certain Arconic Corporation environmental obligations and, as a result, the Company has $17 of outstanding letters of credit relating to such liabilities (which are also included in the $117 in the above paragraph).
Surety Bonds
The Company has outstanding surety bonds primarily related to tax matters, contract performance, workers’ compensation, environmental-related matters, energy contracts, and customs duties. The total amount committed under these annual surety bonds, which automatically renew or expire at various dates, primarily in 2023 and 2024, was $43 as of June 30, 2023.
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
See Note N for the issuance of the debt redemption notice and the amendment of the Company’s Credit Agreement in the third quarter of 2023.
See Note P for the $15 installment payment made in July 2023 related to the LBIE Settlement.
On July 10, 2023, Howmet and the United Steel Workers at our Niles, Ohio location entered into a new four-year collective bargaining agreement, covering approximately 370 employees, effective July 1, 2023. The previous agreement was to expire on April 20, 2024.

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
In the six months ended June 30, 2023, the Company derived approximately 47% of its revenue from products sold to the commercial aerospace market which is substantially less than the 2019 annual rate of approximately 60%. During the global COVID-19 pandemic and its impact on the commercial aerospace industry to date, there was a decrease in domestic and international air travel, which in turn adversely affected demand for narrow body and wide body aircraft. Domestic air travel has rebounded and approximates 2019 levels. International air travel continues to recover and is approximately 90% of 2019 levels. We expect commercial aerospace growth to continue with narrow body demand returning faster than wide body demand. The commercial wide body aircraft market is taking longer to recover, which is creating a shift in our product mix compared to 2019 conditions. In addition to the impact from the pandemic, the timing and level of future aircraft builds by original equipment manufacturers are subject to changes and uncertainties, which may cause our future results to differ from prior periods due to changes in product mix in certain segments.
For additional information regarding the ongoing risks related to our business, see section Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Results of Operations
Earnings Summary:
Sales. Sales were $1,648 in the second quarter of 2023 compared to $1,393 in the second quarter of 2022 and $3,251 in the six months ended June 30, 2023 compared to $2,717 in the six months ended June 30, 2022. The increase of $255, or 18%, in the second quarter of 2023 was primarily due to higher sales from the commercial aerospace, defense aerospace, and commercial transportation markets, an increase in inflationary cost pass through of approximately $25, and favorable product pricing of $20. The increase of $534, or 20%, in the six months ended June 30, 2023 was primarily due to higher sales from the commercial aerospace, defense aerospace, and commercial transportation markets, an increase in inflationary cost pass through of approximately $60, and favorable product pricing of $37. Product price increases are in excess of inflationary cost pass through to our customers.
Cost of goods sold (“COGS”). COGS as a percentage of Sales was 72.6% in the second quarter of 2023 compared to 70.9% in the second quarter of 2022 and 72.6% in the six months ended June 30, 2023 compared to 71.3% in the six months ended June 30, 2022. The increase in the second quarter and six months ended June 30, 2023 was primarily due to inflationary costs and increased headcount, primarily in the Engine Products, Fastening Systems, and Engineered Structures segments, in anticipation of future revenue increases, resulting in unfavorable near-term recruiting, training and operational costs, as well as $9 of inventory impairment costs related to facilities closures, a supply chain disruption, and other items, $7 of costs related to the negotiation of a collective bargaining agreement at our Whitehall, Michigan location, and additional operating costs from production rate increases not realized due to production bottlenecks at a plant in the Engineered Structures segment, partially offset by higher volumes and favorable product pricing. Additionally, the Company recorded total COGS net reimbursements of $4 and net charges of zero in the second quarter and six months ended June 30, 2023, respectively, related to fires that occurred at a Fastening Systems plant in France in 2019 (the “France Plant Fire”) and a mechanical failure resulting in substantial heat and fire-related damage to equipment at the Forged Wheel’s cast house in Barberton, Ohio in the third quarter of 2022 (the “Barberton Cast House Incident”), compared to total COGS charges of $2 and $7 in the second quarter and six months ended June 30, 2022, respectively, related to the France Plant Fire and a fire that occurred at a Forged Wheels plant in Barberton, Ohio in mid-February 2020 (the “Barberton Plant Fire”). The Company has submitted insurance claims related to these plant fires. During the fourth quarter of 2022, the Company settled the insurance claim related to the Barberton Plant Fire. The Company anticipates additional charges of up to $5 in the second half of 2023 for the France Plant Fire and Barberton Cast House Incident, with further impacts in subsequent quarters as the businesses continue to recover from the fires.

Selling, general administrative, and other expenses (“SG&A”). SG&A expenses were $88 in the second quarter of 2023 compared to $83 in the second quarter of 2022 and $163 in the six months ended June 30, 2023 compared to $152 in the six months ended June 30, 2022. The increase of $5, or 6%, in the second quarter of 2023 and $11, or 7%, in the six months ended June 30, 2023 was primarily due to higher employment costs and legal fees related to the Lehman Brothers International (Europe) (“LBIE”) legal proceeding.
Research and development expenses (“R&D”). R&D expenses were $9 in both the second quarter of 2023 and the second quarter of 2022. R&D expenses were $18 in the six months ended June 30, 2023 and $16 in the six months ended June 30, 2022, an increase of $2, or 13%. The increase in the six months ended June 30, 2023 was primarily due to higher spending on technology projects intended to support the aerospace business.
Restructuring and other charges. Restructuring and other charges were $3 in the second quarter of 2023 compared to $6 in the second quarter of 2022 or a decrease of $3. Restructuring and other charges were $4 in the six months ended June 30, 2023 compared to $8 in the six months ended June 30, 2022 or a decrease of $4. Restructuring and other charges for the second quarter of 2023 were primarily due to charges for a U.S. pension plan settlement of $3. Restructuring and other charges for the six months ended June 30, 2023 were primarily due to charges for a U.S. pension plan settlement of $3 and exit related costs, including accelerated depreciation, of $2. Restructuring and other charges for the second quarter of 2022 were primarily due to charges for U.S. pension plan settlements of $3 and exit related costs, including accelerated depreciation, of $3. Restructuring and other charges for the six months ended June 30, 2022 were primarily due to exit related costs, including accelerated depreciation, of $5 and charges for U.S. pension plan settlements of $4.
See Note D to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail.
Interest expense, net. Interest expense, net was $55 in the second quarter of 2023 compared to $57 in the second quarter of 2022 and $112 in the six months ended June 30, 2023 compared to $115 in the six months ended June 30, 2022. The decrease of $2, or 4%, in the second quarter of 2023 and $3, or 3%, in the six months ended June 30, 2023 was primarily due to a reduced average level of long-term debt. As a result of the January 2023 and March 2023 reduction of $176 in the outstanding aggregate principal amount of the 5.125% Notes due October 2024 (the “5.125% Notes”) during the six months ended June 30, 2023, Interest expense, net is expected to be reduced annually by $9.
See Note N to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail related to the Company’s debt.
Loss on debt redemption. Debt redemption or tender premiums include the cost to redeem or repurchase certain of the Company’s notes at a price which may be equal to the greater of the principal amount or the sum of the present values of the remaining scheduled payments, discounted using a defined treasury rate plus a spread, or a price based on the market price of its notes. Loss on debt redemption was zero in the second quarter of 2023 compared to $2 in the second quarter of 2022 and $1 in the six months ended June 30, 2023 compared to $2 in the six months ended June 30, 2022. The decrease of $2 in the second quarter of 2023 and $1 in the six months ended June 30, 2023 was due to the higher debt premiums paid on the early partial redemption of the 5.125% Notes in the second quarter of 2022.
See Note N to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail related to the Company’s debt.
Other income, net. Other income, net was $13 in the second quarter of 2023 compared to Other income, net of $1 in the second quarter of 2022 and Other income, net was $6 in the six months ended June 30, 2023 compared to Other income, net of zero in the six months ended June 30, 2022. The increase of $12 in the second quarter of 2023 was primarily due to the reversal of $25, net of legal fees of $1, of the $65 pre-tax charge taken in the third quarter of 2022 related to the LBIE legal proceeding (See Note P to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for reference) as a result of the final settlement of such proceeding in June 2023 and higher interest income of $4, partially offset by the impacts of deferred compensation arrangements of $9, higher non-service related net periodic benefit costs related to pension and other postretirement benefit plans of $5, and an increase from net realized and unrealized losses of $3, primarily due to losses on sales of receivables. The increase of $6 in the six months ended June 30, 2023 was primarily due to the reversal in the second quarter ended June 30, 2023 of $25, net of legal fees of $1, related to the LBIE legal proceeding and higher interest income of $9, partially offset by the impacts of deferred compensation arrangements of $15, higher non-service related net periodic benefit costs related to pension and other postretirement benefit plans of $8, and an increase from net realized and unrealized losses of $4, primarily due to losses on sales of receivables. Non-service related net periodic benefit costs related to defined benefit plans is expected to increase by approximately $20 for the full year 2023 versus 2022.
Provision for income taxes. The estimated annual effective tax rate, before discrete items, applied to ordinary income was 23.0% in both the second quarter and six months ended June 30, 2023 compared to 23.9% in both the second quarter and six months ended June 30, 2022. The tax rate including discrete items was 20.6% in the second quarter of 2023 compared to 19.7% in the second quarter of 2022. A discrete net tax benefit of $7 was recorded in both the second quarter of 2023 and 2022. The tax rate including discrete items was 26.3% in the six months ended June 30, 2023 compared to 21.5% in the six months ended June 30, 2022. A discrete net tax charge of $14, which included the income tax reserve recorded as a result of the French tax litigation (See Note P to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for reference), was recorded in the six months ended June 30, 2023 compared to a discrete net tax benefit of $9 in the six months ended June 30, 2022. The estimated annual effective tax rate has decreased primarily due to increased domestic deductions, lower non-deductible expenses, and a decrease in apportioned state tax rates, partially offset by increased earnings in high rate jurisdictions and decreased earnings in low rate jurisdictions.
See Note G to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail.
Net income. Net income was $193, or $0.46 per diluted share, in the second quarter of 2023 compared to $147, or $0.35 per diluted share, in the second quarter of 2022 and $341, or $0.81 per diluted share, in the six months ended June 30, 2023 compared to $278, or $0.66 per diluted share, in the six months ended June 30, 2022. The increase of $46 in the second quarter of 2023 was primarily due to higher sales in the commercial aerospace, defense aerospace, and commercial transportation markets, as well as favorable product pricing, and the partial reversal of the pre-tax charge related to the LBIE legal proceeding (See Note P to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for reference) due to the final settlement of such proceeding in June 2023, partially offset by an increase in Provision for income taxes. The increase of $63 in the six months ended June 30, 2023 was primarily due to higher sales in the commercial aerospace, defense aerospace, and commercial transportation markets, as well as favorable product pricing, and the partial reversal of the pre-tax charge related to the LBIE legal proceeding, partially offset by an increase in Provision for income taxes.
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
The Company has aligned its operations consistent with how the Chief Executive Officer assesses operating performance and allocates capital.
Engine Products

	Second quarter ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Third-party sales	$821	$652	$1,616	$1,283
Segment Adjusted EBITDA	223	179	435	352
Segment Adjusted EBITDA Margin	27.2%	27.5%	26.9%	27.4%
Third-party sales for the Engine Products segment increased $169, or 26%, in the second quarter of 2023 compared to the second quarter of 2022, primarily due to higher volumes in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets.
Third-party sales for the Engine Products segment increased $333, or 26%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to higher volumes in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets.
Segment Adjusted EBITDA for the Engine Products segment increased $44, or 25%, in the second quarter of 2023 compared to the second quarter of 2022, primarily due to higher volumes in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets. The segment added approximately 90 net headcount in the second quarter of 2023 in anticipation of future revenue increases, resulting in unfavorable near-term recruiting, training and operational costs.
Segment Adjusted EBITDA for the Engine Products segment increased $83, or 24%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to higher volumes in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets. The segment added approximately 350 net headcount in the six months ended June 30, 2023 in anticipation of future revenue increases, resulting in unfavorable near-term recruiting, training and operational costs.
Segment Adjusted EBITDA Margin for the Engine Products segment decreased approximately 30 basis points in the second quarter of 2023 compared to the second quarter of 2022, primarily due to an increase in headcount and inflationary costs, partially offset by higher volumes in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets.
Segment Adjusted EBITDA Margin for the Engine Products segment decreased approximately 50 basis points in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to an increase in headcount and inflationary costs, partially offset by higher volumes in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets.
On May 15, 2023, Howmet and the United Autoworkers at our Whitehall, Michigan location approved a new five-year collective bargaining agreement, covering approximately 1,300 employees, effective April 1, 2023. The previous agreement expired on March 31, 2023. The agreement positions our Whitehall location to offer market competitive wages and benefits and provide additional operational flexibility in anticipation of future revenue increases.
For the full year 2023 compared to 2022, demand in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets is expected to increase.
Fastening Systems

	Second quarter ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Third-party sales	$329	$277	$641	$541
Segment Adjusted EBITDA	64	56	122	112
Segment Adjusted EBITDA Margin	19.5%	20.2%	19.0%	20.7%
Third-party sales for the Fastening Systems segment increased $52, or 19%, in the second quarter of 2023 compared to the second quarter of 2022, primarily due to higher volumes in the commercial aerospace, defense aerospace, industrial, and commercial transportation markets.
Third-party sales for the Fastening Systems segment increased $100, or 18%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to higher volumes in the commercial aerospace, defense aerospace, industrial, and commercial transportation markets.
Segment Adjusted EBITDA for the Fastening Systems segment increased $8, or 14%, in the second quarter of 2023 compared to the second quarter of 2022, primarily due to higher volumes in the commercial aerospace, defense aerospace, industrial, and commercial transportation markets. The segment added approximately 215 net headcount in the second quarter of 2023 in anticipation of future revenue increases, resulting in unfavorable near-term recruiting, training and operational costs.
Segment Adjusted EBITDA for the Fastening Systems segment increased $10, or 9%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to higher volumes in the commercial aerospace, defense aerospace, industrial, and commercial transportation markets. The segment added approximately 430 net headcount in the six months ended June 30, 2023 in anticipation of future revenue increases, resulting in unfavorable near-term recruiting, training and operational costs.
Segment Adjusted EBITDA Margin for the Fastening Systems segment decreased approximately 70 basis points in the second quarter of 2023 compared to the second quarter of 2022, primarily due to an increase in inflationary costs and headcount, partially offset by higher volumes in the commercial aerospace, defense aerospace, industrial, and commercial transportation markets.
Segment Adjusted EBITDA Margin for the Fastening Systems segment decreased approximately 170 basis points in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to an increase in inflationary costs and headcount, partially offset by higher volumes in the commercial aerospace, defense aerospace, industrial, and commercial transportation markets.
For the full year 2023 compared to 2022, demand in the commercial aerospace, commercial transportation, and industrial markets is expected to increase.

Engineered Structures

	Second quarter ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Third-party sales	$200	$185	$407	$367
Segment Adjusted EBITDA	20	26	50	49
Segment Adjusted EBITDA Margin	10.0%	14.1%	12.3%	13.4%
Third-party sales for the Engineered Structures segment increased $15, or 8%, in the second quarter of 2023 compared to the second quarter of 2022, primarily due to higher volumes in the commercial aerospace market driven by Russian titanium share gains, partially offset by lower volumes in the defense aerospace market associated with the F-35 and legacy fighter programs.
Third-party sales for the Engineered Structures segment increased $40, or 11%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to higher volumes in the commercial aerospace market driven by Russian titanium share gains, partially offset by lower volumes in the defense aerospace market associated with the F-35 and legacy fighter programs.
Segment Adjusted EBITDA for the Engineered Structures segment decreased $6, or 23%, in the second quarter of 2023 compared to the second quarter of 2022, primarily due to lower volumes in the defense aerospace market and additional operating costs from production rate increases not realized due to production bottlenecks at a plant, partially offset by higher volumes in the commercial aerospace market. The segment added approximately 50 net headcount in the second quarter of 2023 in anticipation of future revenue increases, resulting in unfavorable near-term recruiting, training and operational costs.
Segment Adjusted EBITDA for the Engineered Structures segment increased $1, or 2%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to higher volumes in the commercial aerospace market, partially offset by lower volumes in the defense aerospace market and additional operating costs from production rate increases not realized due to production bottlenecks at a plant. The segment added approximately 50 net headcount in the six months ended June 30, 2023 in anticipation of future revenue increases, resulting in unfavorable near-term recruiting, training and operational costs.
Segment Adjusted EBITDA Margin for the Engineered Structures segment decreased approximately 410 basis points in the second quarter of 2023 compared to the second quarter of 2022, primarily due to lower volumes in the defense aerospace market, material and inflationary cost pass through, and additional operating costs from production rate increases not realized due to production bottlenecks at a plant, partially offset by higher volumes in the commercial aerospace market.
Segment Adjusted EBITDA Margin for the Engineered Structures segment decreased approximately 110 basis points in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to lower volumes in the defense aerospace market, material and inflationary cost pass through, and additional operating costs from production rate increases not realized due to production bottlenecks at a plant, partially offset by higher volumes in the commercial aerospace market.
On July 10, 2023, Howmet and the United Steel Workers at our Niles, Ohio location entered into a new four-year collective bargaining agreement, covering approximately 370 employees, effective July 1, 2023. The previous agreement was to expire on April 20, 2024. The agreement positions our Niles location to offer market competitive wages and benefits, promote cost competitiveness, and provide additional operational flexibility in anticipation of future revenue increases.
For the full year 2023 compared to 2022, demand in the commercial aerospace market is expected to increase. However, demand in the defense aerospace market is expected to decrease.

Forged Wheels

	Second quarter ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Third-party sales	$298	$279	$587	$526
Segment Adjusted EBITDA	81	75	160	142
Segment Adjusted EBITDA Margin	27.2%	26.9%	27.3%	27.0%
Third-party sales for the Forged Wheels segment increased $19, or 7%, in the second quarter of 2023 compared to the second quarter of 2022, primarily due to higher volumes in the commercial transportation market.
Third-party sales for the Forged Wheels segment increased $61, or 12%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to higher volumes in the commercial transportation market.
Segment Adjusted EBITDA for the Forged Wheels segment increased $6, or 8%, in the second quarter of 2023 compared to the second quarter of 2022, primarily due to higher volumes in the commercial transportation market, partially offset by a supply chain disruption.
Segment Adjusted EBITDA for the Forged Wheels segment increased $18, or 13%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to higher volumes in the commercial transportation market, partially offset by a supply chain disruption and unfavorable foreign currency movements.
Segment Adjusted EBITDA Margin for the Forged Wheels segment increased approximately 30 basis points in the second quarter of 2023 compared to the second quarter of 2022, primarily due to higher volumes, partially offset by a supply chain disruption. The favorable impact of lower aluminum prices was partially offset by other inflationary cost pass through.
Segment Adjusted EBITDA Margin for the Forged Wheels segment increased approximately 30 basis points in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to higher volumes, partially offset by a supply chain disruption and unfavorable foreign currency movements. The favorable impact of lower aluminum prices was partially offset by other inflationary cost pass through.
For the full year 2023 compared to 2022, demand in the commercial transportation markets served by Forged Wheels is expected to remain relatively flat.

Reconciliation of Total Segment Adjusted EBITDA to Income before income taxes

	Second quarter ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
Income before income taxes	$243	$183	$463	$354
Loss on debt redemption	—	2	1	2
Interest expense, net	55	57	112	115
Other income, net	(13)	(1)	(6)	—
Operating income	$285	$241	$570	$471
Segment provision for depreciation and amortization	66	64	130	129
Unallocated amounts:
Restructuring and other charges	3	6	4	8
Corporate expense	34	25	63	47
Total Segment Adjusted EBITDA	$388	$336	$767	$655
Total Segment Adjusted EBITDA is a non-GAAP financial measure. Management believes that this measure is meaningful to investors because it provides additional information with respect to the Company’s operating performance and the Company’s ability to meet its financial obligations. Differences between the total segment and consolidated totals are in Corporate.
See Restructuring and other charges, Interest expense, net, Loss on debt redemption, and Other income, net discussions above, under “Results of Operations” for reference.
Corporate expense increased $9, or 36%, in the second quarter of 2023 compared to the second quarter of 2022, primarily due to higher costs associated with facilities closures, a supply chain disruption, and other items of $8 and the Engines Whitehall one-time bonus related to the collective bargaining agreement negotiations in 2023 of $7, partially offset by lower net costs related to the France Plant Fire, the Barberton Plant Fire, and the Barberton Cast House Incident of $6.
Corporate expense increased $16, or 34%, in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, primarily due to higher costs associated with facilities closures, a supply chain disruption, and other items of $9, the Engines Whitehall one-time bonus related to the collective bargaining agreement negotiations in 2023 of $7, higher nonrecurring legal and other advisory reimbursements received in 2022 compared to 2023 of $3, and higher employment costs in 2023, partially offset by lower net costs related to the France Plant Fire, the Barberton Plant Fire, and the Barberton Cast House Incident of $7.
Environmental Matters
See the Environmental Matters section of Note P to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Subsequent Events
See Note Q to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for subsequent events.

Liquidity and Capital Resources
Operating Activities
Cash provided from operations was $252 in the six months ended June 30, 2023 compared to $213 in the six months ended June 30, 2022. The increase of $39, or 18%, was primarily due to higher operating results of $48 and lower payments on noncurrent liabilities of $14, partially offset by higher working capital of $33. The components of the change in working capital primarily included unfavorable changes in accounts payable of $198 and prepaid expenses and other current assets of $10, partially offset by inventories of $92, taxes, including income taxes, of $30, receivables of $28, and accrued expenses of $25.
Management expects Howmet’s estimated pension contributions and other postretirement benefit payments in 2023 to be approximately $56.
Financing Activities
Cash used for financing activities was $403 in the six months ended June 30, 2023 compared to $331 in the six months ended June 30, 2022. The increase of $72, or 22%, was primarily due to payments made in connection with the reduction of long-term debt of $116 (See Note N to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference), taxes of $53 paid for the net share settlement of equity awards due to a significant amount of equity awards that vested and the impact of the Company’s stock price on the vesting date, and increased dividends paid to common stock shareholders of $17, partially offset by a reduction in common stock repurchases of $110. As a result of the January 2023 and March 2023 reduction of $176 in the aggregate principal amount of the outstanding 5.125% Notes during the six months ended June 30, 2023, Interest expense, net is expected to be reduced annually by $9.
On July 31, 2023, the Company issued a notice of partial redemption to redeem on September 28, 2023 (the “Redemption Date”) $200 aggregate principal amount of its 5.125% Notes in accordance with the terms of the notes. The redemption price (the “Redemption Price”) for the 5.125% Notes to be redeemed shall be equal to the greater of (i) 100% of the principal amount of the 2024 Notes to be redeemed, plus accrued interest, if any, to the Redemption Date or (ii) the sum of the present values of the Remaining Scheduled Payments, discounted on a semi-annual basis, assuming a 360-day year consisting of twelve 30-day months, at the Treasury Rate plus 40 basis points, plus accrued interest to the Redemption Date that has not been paid. The Company expects the aggregate Redemption Price for the 5.125% Notes to be redeemed to be approximately $205, which the Company intends to pay with cash on hand. As a result of the September 2023 planned partial redemption of $200 in the aggregate principal amount of the outstanding 5.125% Notes, Interest expense, net is expected to be reduced annually by approximately $10.
The Company maintains a credit facility pursuant to its Five-Year Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and issuers named therein (See Note N to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference). There were no amounts outstanding under the Credit Agreement as of June 30, 2023 or December 31, 2022, and no amounts were borrowed during 2023 or 2022 under the Credit Agreement. On July 27, 2023, the Company entered into the Second Amended and Restated Five-Year Revolving Credit Agreement (See Note N to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference).
The Company has an effective shelf registration statement on Form S-3, filed with the Securities and Exchange Commission (“SEC”), which allows for offerings of debt securities from time to time. The Company may opportunistically issue new debt securities under such registration statement or otherwise in accordance with securities laws, including, but not limited to, in order to refinance existing indebtedness. Our ability to refinance our indebtedness or enter into alternative financings in adequate amounts on commercially reasonable terms, or terms acceptable to us, may be affected by circumstances and economic events outside of our control.
The Company may, in the future from time to time, redeem portions of its debt securities or repurchase portions of its debt or equity securities in either the open market or through privately negotiated transactions, in accordance with applicable SEC and other legal requirements. The timing, prices, and sizes of purchases depend upon prevailing trading prices, general economic and market conditions, and other factors, including applicable securities laws. Such purchases may be completed by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases, tender offers, and/or accelerated share repurchase agreements or other derivative transactions.
The Company’s costs of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short-term and long-term debt ratings assigned to the Company by the major credit rating agencies. The Company believes that its cash on hand, cash provided from operations and availability of its Credit Facility and its accounts receivables securitization program will continue to be sufficient to fund our operating and capital allocation activities, including repayments of indebtedness.

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
Investing Activities
Cash used for investing activities was $105 in the six months ended June 30, 2023 compared to $65 in the six months ended June 30, 2022. The increase of $40, or 62%, was primarily due to the net proceeds from the sale of the corporate center in the second quarter of 2022 of $41 that did not recur in 2023.
Recently Adopted and Recently Issued Accounting Guidance
See Note B to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Forward-Looking Statements
This report contains (and oral communications made by Howmet Aerospace may contain) statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Howmet Aerospace’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements, forecasts and outlook relating to the condition of end markets; future financial results or operating performance; future strategic actions; Howmet Aerospace’s strategies, outlook, and business and financial prospects; and any future debt redemptions or repurchases of its debt or equity securities. These statements reflect beliefs and assumptions that are based on Howmet Aerospace’s perception of historical trends, current conditions and expected future developments, as well as other factors Howmet Aerospace believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict, which could cause actual results to differ materially from those indicated by these statements. Such risks and uncertainties include, but are not limited to: (a) deterioration in global economic and financial market conditions generally; (b) unfavorable changes in the markets served by Howmet Aerospace; (c) the impact of potential cyber attacks and information technology or data security breaches; (d) the loss of significant customers or adverse changes in customers’ business or financial conditions; (e) manufacturing difficulties or other issues that impact product performance, quality or safety; (f) inability of suppliers to meet obligations due to supply chain disruptions or otherwise; (g) failure to attract and retain a qualified workforce and key personnel; (h) uncertainty of the residual impact of the COVID-19 pandemic on Howmet Aerospace’s business, results of operations, and financial condition; (i) the inability to achieve revenue growth, cash generation, restructuring plans, cost reductions, improvement in profitability, or strengthening of competitiveness and operations anticipated or targeted; (j) inability to meet increased demand, production targets or commitments; (k) competition from new product offerings, disruptive technologies or other developments; (l) geopolitical, economic, and regulatory risks relating to Howmet Aerospace’s global operations, including geopolitical and diplomatic tensions, instabilities and conflicts, as well as compliance with U.S. and foreign trade and tax laws, sanctions, embargoes and other regulations; (m) the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation, which can expose Howmet Aerospace to substantial costs and liabilities; (n) failure to comply with government contracting regulations; (o) adverse changes in discount rates or investment returns on pension assets; and (p) the other risk factors summarized in Howmet Aerospace’s Form 10-K for the year ended December 31, 2022 and other reports filed with the U.S. Securities and Exchange Commission. Market projections are subject to the risks discussed above and other risks in the market. The statements in this report are made as of the date of the filing of this report. Howmet Aerospace disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.

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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
See Note P to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to the Company’s repurchases of its common stock during the quarter ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)(2)
April 1 - April 30, 2023	—	$—	—	$922
May 1 - May 31, 2023	419,012	$43.38	419,012	$904
June 1 - June 30, 2023	1,827,282	$44.78	1,827,282	$822
Total for quarter ended June 30, 2023	2,246,294	$44.52	2,246,294
(1)Excludes commissions cost.
(2)On August 18, 2021, the Company announced that its Board of Directors authorized a share repurchase program of up to $1,500 million of the Company's outstanding common stock. After giving effect to the share repurchases made through June 30, 2023, approximately $822 million Board authorization remains available. Under the Company’s share repurchase program (the “Share Repurchase Program”), the Company may repurchase shares by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements or other derivative transactions. There is no stated expiration for the Share Repurchase Program. Under its Share Repurchase Program, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the Share Repurchase Program may be suspended, modified or terminated at any time without prior notice.

Item 6. Exhibits.

10.1	Second Amended and Restated Five-Year Revolving Credit Agreement, dated as of July 27, 2023, among Howmet Aerospace Inc., the lenders and issuers named therein, Citibank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated July 31, 2023.
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Howmet Aerospace Inc.

August 1, 2023	/s/ Ken Giacobbe
Date	Ken Giacobbe
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

August 1, 2023	/s/ Barbara L. Shultz
Date	Barbara L. Shultz
Vice President and Controller
(Principal Accounting Officer)