Form 10-Q
period 2023-09-30
Howmet Aerospace Inc.
filed 2023-11-02
CIK 4281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of October 31, 2023, there were 411,744,354 shares of common stock, par value $1.00 per share, of the registrant outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.
Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Operations (unaudited)
(in millions, except per-share amounts)

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Sales (C)	$1,658	$1,433	$4,909	$4,150
Cost of goods sold (exclusive of expenses below)	1,183	1,056	3,543	2,993
Selling, general administrative, and other expenses	87	73	250	225
Research and development expenses	9	7	27	23
Provision for depreciation and amortization	68	65	204	198
Restructuring and other charges (D)	4	4	8	12
Operating income	307	228	877	699
Loss on debt redemption (N)	—	—	1	2
Interest expense, net	54	57	166	172
Other expense, net (F)	11	67	5	67
Income before income taxes	242	104	705	458
Provision for income taxes (G)	54	24	176	100
Net income	$188	$80	$529	$358

Amounts Attributable to Howmet Aerospace Common Shareholders (H):
Net income	$187	$79	$527	$356
Earnings per share:
Basic	$0.45	$0.19	$1.28	$0.86
Diluted	$0.45	$0.19	$1.27	$0.84
Average Shares Outstanding (H):
Basic	412	415	412	417
Diluted	415	420	417	422
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Comprehensive Income (unaudited)
(in millions)

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$188	$80	$529	$358
Other comprehensive income (loss), net of tax (I):
Change in unrecognized net actuarial loss and prior service cost related to pension and other postretirement benefits	10	7	19	39
Foreign currency translation adjustments	(56)	(128)	(18)	(273)
Net change in unrecognized gains (losses) on cash flow hedges	4	2	(10)	(14)
Total Other comprehensive loss, net of tax	(42)	(119)	(9)	(248)
Comprehensive income (loss)	$146	$(39)	$520	$110
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Consolidated Balance Sheet (unaudited)
(in millions)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$424	$791
Receivables from customers, less allowances of $1 in both 2023 and 2022 (J)	714	506
Other receivables	13	31
Inventories (K)	1,748	1,609
Prepaid expenses and other current assets	212	206
Total current assets	3,111	3,143
Properties, plants, and equipment, net (L)	2,296	2,332
Goodwill	4,007	4,013
Deferred income taxes	45	54
Intangibles, net	507	521
Other noncurrent assets (M)	200	192
Total assets	$10,166	$10,255
Liabilities
Current liabilities:
Accounts payable, trade (B)	$894	$962
Accrued compensation and retirement costs	240	195
Taxes, including income taxes (G)	73	48
Accrued interest payable	58	75
Other current liabilities (M)(P)	189	202
Total current liabilities	1,454	1,482
Long-term debt (N)(O)	3,794	4,162
Accrued pension benefits (E)	618	633
Accrued other postretirement benefits (E)	98	109
Other noncurrent liabilities and deferred credits (M)	330	268
Total liabilities	6,294	6,654
Contingencies and commitments (P)
Equity
Howmet Aerospace shareholders’ equity:
Preferred stock	55	55
Common stock	412	412
Additional capital	3,770	3,947
Retained earnings	1,485	1,028
Accumulated other comprehensive loss (I)	(1,850)	(1,841)
Total equity	3,872	3,601
Total liabilities and equity	$10,166	$10,255
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)

	Nine months ended
	September 30,
	2023	2022
Operating activities
Net income	$529	$358
Adjustments to reconcile net income to cash provided from operations:
Depreciation and amortization	204	198
Deferred income taxes	92	58
Restructuring and other charges	8	12
Net realized and unrealized losses	17	12
Net periodic pension cost (E)	28	17
Stock-based compensation	39	43
Loss on debt redemption (N)	1	2
Other	2	26
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
Increase in receivables (J)	(211)	(246)
Increase in inventories	(148)	(271)
(Increase) decrease in prepaid expenses and other current assets	(12)	5
(Decrease) increase in accounts payable, trade	(57)	130
(Decrease) increase in accrued expenses	(18)	18
Increase (decrease) in taxes, including income taxes	17	(1)
Pension contributions	(19)	(34)
Increase in noncurrent assets	(2)	(5)
Decrease in noncurrent liabilities	(27)	(44)
Cash provided from operations	443	278
Financing Activities
Net change in short-term borrowings	—	(4)
Repurchases and payments on debt (N)	(376)	(60)
Premiums paid on early redemption of debt (N)	(1)	(2)
Repurchases of common stock	(150)	(335)
Proceeds from exercise of employee stock options	10	14
Dividends paid to shareholders	(52)	(27)
Taxes paid for net share settlement of equity awards	(77)	(23)
Cash used for financing activities	(646)	(437)
Investing Activities
Capital expenditures (C)	(164)	(148)
Proceeds from the sale of assets and businesses (L)	1	42
Cash used for investing activities	(163)	(106)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1)	(3)
Net change in cash, cash equivalents and restricted cash	(367)	(268)
Cash, cash equivalents and restricted cash at beginning of period	792	722
Cash, cash equivalents and restricted cash at end of period	$425	$454
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(in millions, except per-share amounts)

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at June 30, 2022	$55	$416	$4,079	$863	$(1,992)	$3,421
Net income	—	—	—	80	—	80
Other comprehensive loss (I)	—	—	—	—	(119)	(119)
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	(1)	—	(1)
Common @ $0.06 per share	—	—	—	(25)	—	(25)
Repurchase and retirement of common stock (H)	—	(3)	(97)	—	—	(100)
Stock-based compensation	—	—	14	—	—	14
Common stock issued: compensation plans	—	1	2	—	—	3
Balance at September 30, 2022	$55	$414	$3,998	$917	$(2,111)	$3,273

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at June 30, 2023	$55	$412	$3,782	$1,334	$(1,808)	$3,775
Net income	—	—	—	188	—	188
Other comprehensive loss (I)	—	—	—	—	(42)	(42)
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	(1)	—	(1)
Common @ $0.09 per share	—	—	—	(36)	—	(36)
Repurchase and retirement of common stock (H)	—	—	(25)	—	—	(25)
Stock-based compensation	—	—	13	—	—	13
Balance at September 30, 2023	$55	$412	$3,770	$1,485	$(1,850)	$3,872

The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(U.S. dollars in millions, except per-share amounts)

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2021	$55	$422	$4,291	$603	$(1,863)	$3,508
Net income	—	—	—	358	—	358
Other comprehensive loss (I)	—	—	—	—	(248)	(248)
Cash dividends declared:
Preferred-Class A @ $2.8125 per share	—	—	—	(2)	—	(2)
Common @ $0.10 per share	—	—	—	(42)	—	(42)
Repurchase and retirement of common stock (H)	—	(10)	(325)	—	—	(335)
Stock-based compensation	—	—	43	—	—	43
Common stock issued: compensation plans	—	2	(11)	—	—	(9)
Balance at September 30, 2022	$55	$414	$3,998	$917	$(2,111)	$3,273

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2022	$55	$412	$3,947	$1,028	$(1,841)	$3,601
Net income	—	—	—	529	—	529
Other comprehensive loss (I)	—	—	—	—	(9)	(9)
Cash dividends declared:
Preferred-Class A @ $2.8125 per share	—	—	—	(2)	—	(2)
Common @ $0.17 per share	—	—	—	(70)	—	(70)
Repurchase and retirement of common stock (H)	—	(3)	(147)	—	—	(150)
Stock-based compensation	—	—	39	—	—	39
Common stock issued: compensation plans	—	3	(69)	—	—	(66)
Balance at September 30, 2023	$55	$412	$3,770	$1,485	$(1,850)	$3,872

The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Notes to the Consolidated Financial Statements (unaudited)
(U.S. dollars in millions, except share and per-share amounts)
A. Basis of Presentation
The interim Consolidated Financial Statements of Howmet Aerospace Inc. and its subsidiaries (“Howmet” or the “Company” or “we” or “our”) are unaudited. These Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2022 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). This Form 10-Q report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the “Form 10-K”), which includes all disclosures required by GAAP. Certain amounts in previously issued financial statements were reclassified to conform to the current period presentation.
In the third quarter of 2023, the Company derived approximately 49% of its revenue from products sold to the commercial aerospace market which is substantially less than the 2019 annual rate of approximately 60%. During the global COVID-19 pandemic and its impact on the commercial aerospace industry to date, there was a decrease in domestic and international air travel, which in turn adversely affected demand for narrow body and wide body aircraft. Domestic air travel has rebounded and exceeds 2019 levels. International air travel continues to recover and is approximately 90% of 2019 levels. We expect commercial aerospace growth to continue. The commercial wide body aircraft market is emerging but the mix of wide body to narrow body aircraft remains below 2019 levels, which is creating a shift in our product mix compared to 2019 conditions. In addition to the impact from the pandemic, the timing and level of future aircraft builds by original equipment manufacturers are subject to changes and uncertainties, which may cause our future results to differ from prior periods due to changes in product mix in certain segments.
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
On January 1, 2023, the Company adopted the changes issued by the FASB related to disclosure requirements of supplier finance program obligations. We offer voluntary supplier finance programs to suppliers who may elect to sell their receivables to third parties at the sole discretion of both the suppliers and the third parties. The program is at no cost to the Company and provides additional liquidity to our suppliers, if they desire, at their cost. Under these programs, the Company pays the third party bank rather than the supplier, the stated amount of the confirmed invoices on the original maturity date of the invoices. The Company or the third party bank may terminate a program upon at least 30 days’ notice. Supplier invoices under the program require payment in full no more than 120 days of the invoice date. As of September 30, 2023 and December 31, 2022, supplier invoices that are subject to future payment under these programs were $254 and $240, respectively, and are included in Accounts payable, trade in the Consolidated Balance Sheet.

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
Forged Wheels
Forged Wheels provides forged aluminum wheels and related products for heavy-duty trucks and the commercial transportation market.

The operating results of the Company’s reportable segments were as follows:

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Third quarter ended September 30, 2023
Sales:
Third-party sales	$798	$348	$227	$285	$1,658
Inter-segment sales	5	—	—	—	5
Total sales	$803	$348	$227	$285	$1,663
Profit and loss:
Provision for depreciation and amortization	$33	$12	$12	$10	$67
Segment Adjusted EBITDA	219	76	30	77	402
Restructuring and other charges	—	1	1	—	2
Capital expenditures	30	9	6	9	54

Third quarter ended September 30, 2022
Sales:
Third-party sales	$683	$291	$193	$266	$1,433
Inter-segment sales	1	—	3	—	4
Total sales	$684	$291	$196	$266	$1,437
Profit and loss:
Provision for depreciation and amortization	$31	$11	$12	$10	$64
Segment Adjusted EBITDA	186	64	28	64	342
Restructuring and other charges	2	—	1	—	3
Capital expenditures	23	7	3	6	39

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Nine months ended September 30, 2023
Sales:
Third-party sales	$2,414	$989	$634	$872	$4,909
Inter-segment sales	12	—	1	—	13
Total sales	$2,426	$989	$635	$872	$4,922
Profit and loss:
Provision for depreciation and amortization	$97	$35	$36	$29	$197
Segment Adjusted EBITDA	654	198	80	237	1,169
Restructuring and other (credits) charges	(1)	1	7	—	7
Capital expenditures	84	23	21	25	153

Nine months ended September 30, 2022
Sales:
Third-party sales	$1,966	$832	$560	$792	$4,150
Inter-segment sales	3	—	5	—	8
Total sales	$1,969	$832	$565	$792	$4,158
Profit and loss:
Provision for depreciation and amortization	$93	$34	$36	$30	$193
Segment Adjusted EBITDA	538	176	77	206	997
Restructuring and other charges (credits)	9	(3)	4	—	10
Capital expenditures	74	30	12	20	136

The following table reconciles Total Segment Adjusted EBITDA to Income before income taxes. Differences between the total segment and consolidated totals are in Corporate.

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Total Segment Adjusted EBITDA	$402	$342	$1,169	$997
Segment provision for depreciation and amortization	(67)	(64)	(197)	(193)
Unallocated amounts:
Restructuring and other charges	(4)	(4)	(8)	(12)
Corporate expense	(24)	(46)	(87)	(93)
Operating income	$307	$228	$877	$699
Loss on debt redemption	—	—	(1)	(2)
Interest expense, net	(54)	(57)	(166)	(172)
Other expense, net	(11)	(67)	(5)	(67)
Income before income taxes	$242	$104	$705	$458
The following table reconciles total segment capital expenditures with Capital expenditures as presented in the Statement of Consolidated Cash Flows.

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Total segment capital expenditures	$54	$39	$153	$136
Corporate	5	3	11	12
Capital expenditures	$59	$42	$164	$148

The following table disaggregates segment revenue by major market served. Differences between the total segment and consolidated totals are in Corporate.

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Third quarter ended September 30, 2023
Aerospace - Commercial	$446	$209	$165	$—	$820
Aerospace - Defense	165	41	45	—	251
Commercial Transportation	—	67	—	285	352
Industrial and Other	187	31	17	—	235
Total end-market revenue	$798	$348	$227	$285	$1,658

Third quarter ended September 30, 2022
Aerospace - Commercial	$388	$156	$124	$—	$668
Aerospace - Defense	124	43	56	—	223
Commercial Transportation	—	63	—	266	329
Industrial and Other	171	29	13	—	213
Total end-market revenue	$683	$291	$193	$266	$1,433

Nine months ended September 30, 2023
Aerospace - Commercial	$1,324	$563	$458	$—	$2,345
Aerospace - Defense	502	131	131	—	764
Commercial Transportation	—	192	—	872	1,064
Industrial and Other	588	103	45	—	736
Total end-market revenue	$2,414	$989	$634	$872	$4,909

Nine months ended September 30, 2022
Aerospace - Commercial	$1,079	$459	$341	$—	$1,879
Aerospace - Defense	384	112	176	—	672
Commercial Transportation	—	169	—	792	961
Industrial and Other	503	92	43	—	638
Total end-market revenue	$1,966	$832	$560	$792	$4,150
The Company derived 63% and 61% of its revenue from the aerospace (commercial and defense) markets for the nine months ended September 30, 2023 and 2022, respectively.
General Electric Company and RTX Corporation represented approximately 13% and 10%, respectively, of the Company’s third-party sales for the nine months ended September 30, 2023. General Electric Company and RTX Corporation represented approximately 13% and 9%, respectively, of the Company’s third-party sales for the nine months ended September 30, 2022. These sales were primarily from the Engine Products segment.
D. Restructuring and Other Charges

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Layoff costs	$1	$—	$1	$—
Reversals of previously recorded layoff reserves	—	—	(1)	(1)
Pension and Other post-retirement benefits - net settlements (E)	2	3	5	7
Other	1	1	3	6
Total restructuring and other charges	$4	$4	$8	$12

In the third quarter of 2023, the Company recorded Restructuring and other charges of $4, which were primarily due to charges for a Canadian pension plan settlement of $2, layoff charges of $1, and exit related costs, including accelerated depreciation, of $1.
In the nine months ended September 30, 2023, the Company recorded Restructuring and other charges of $8, which were primarily due to charges for U.S. and Canadian pension plan settlements of $5, exit related costs, including accelerated depreciation, of $3, and layoff charges of $1, partially offset by a reversal of $1 for a layoff reserve related to a prior period.
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

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2022	$6	$2	$8
Cash payments	(2)	(2)	(4)
Restructuring charges	5	3	8
Other(1)	(5)	(1)	(6)
Reserve balances at September 30, 2023	$4	$2	$6
(1)In the nine months ended September 30, 2023, other for layoff costs included $5 of charges for U.S. and Canadian pension plan settlements and for other exit costs included a $1 charge for accelerated depreciation.
The remaining reserves as of September 30, 2023 are expected to be paid in cash during the remainder of 2023 and 2024.
E. Pension and Other Postretirement Benefits
The components of net periodic cost (benefit) were as follows:

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Pension benefits
Service cost	$—	$1	$2	$3
Interest cost	20	13	60	38
Expected return on plan assets	(18)	(20)	(55)	(61)
Recognized net actuarial loss	7	12	21	37
Settlements	2	3	5	7
Net periodic cost(1)	$11	$9	$33	$24

Other postretirement benefits
Service cost	$1	$—	$1	$1
Interest cost	2	1	5	3
Recognized net actuarial (gain) loss	(1)	—	(2)	1
Amortization of prior service benefit	(3)	(2)	(7)	(7)
Net periodic benefit(1)	$(1)	$(1)	$(3)	$(2)

(1)Service cost was included within Cost of goods sold and Selling, general administrative, and other expenses; settlements were included in Restructuring and other charges; and all other cost components were recorded in Other expense, net in the Statement of Consolidated Operations.
Pension benefits
In the third quarter and nine months ended September 30, 2023, the Company applied settlement accounting to its Canadian pension plan due to lump sum payments made to participants, reducing gross pension obligations by $12. In June 2023, the Company also undertook additional actions to reduce gross pension obligations by $19 by purchasing group annuity contracts from a third-party carrier to pay and administer future annuity payments of a U.S. pension plan. Settlement charges of $2 and

$5 were recognized in the third quarter and nine months ended September 30, 2023, respectively. In the third quarter and nine months ended September 30, 2022, the Company applied settlement accounting to certain small U.S. and Canadian pension plans due to lump sum payments made to participants, which resulted in settlement charges of $3 and $7, respectively. All settlement charges were recorded in Restructuring and other charges in the Statement of Consolidated Operations.
For the third quarter and nine months ended September 30, 2023, Howmet’s combined pension contributions and other postretirement benefit payments were approximately $9 and $28, respectively. For the third quarter and nine months ended September 30, 2022, Howmet’s combined pension contributions and other postretirement benefit payments were approximately $18 and $43, respectively.
F. Other Expense, Net

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Non-service costs - pension and other postretirement benefits (E)	$7	$4	$22	$11
Interest income	(5)	(2)	(15)	(3)
Foreign currency losses (gains), net	5	(3)	3	(7)
Net realized and unrealized losses	6	5	17	12
Deferred compensation	(1)	(2)	5	(11)
Other, net	(1)	65	(27)	65
Total other expense, net	$11	$67	$5	$67
In the nine months ended September 30, 2023, Other, net primarily includes the reversal of $25, net of legal fees of $1, of the $65 pre-tax charge taken in the third quarter of 2022 related to the Lehman Brothers International (Europe) legal proceeding (See Note P) due to the final settlement of such proceeding in June 2023.
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
The estimated annual effective tax rate, before discrete items, applied to ordinary income was 23.0% in both the third quarter and nine months ended September 30, 2023 and 24.3% in both the third quarter and nine months ended September 30, 2022. The 2023 and 2022 rates were higher than the U.S. federal statutory rate of 21% primarily due to additional estimated U.S. tax on Global Intangible Low-Taxed Income (“GILTI”) and other foreign earnings, incremental state tax and foreign taxes on earnings also subject to U.S. federal income tax, and nondeductible expenses. Foreign earnings subject to tax in higher rate jurisdictions also contributed to the 2023 rate being higher than the U.S. federal statutory rate of 21%.
For the third quarter of 2023 and 2022, the tax rate including discrete items was 22.3% and 23.1%, respectively. In the third quarter of 2023, the Company recorded a discrete net tax benefit of $1 for other small items. In the third quarter of 2022, the Company recorded a discrete tax benefit of $2 for other small items.
For the nine months ended September 30, 2023 and 2022, the tax rate including discrete items was 25.0% and 21.8%, respectively. In the nine months ended September 30, 2023, the Company recorded a discrete net tax charge of $13 attributable to a $20 charge for a tax reserve established in France (See Note P) and a net tax charge of $1 for other small items, reduced by an $8 excess tax benefit for stock compensation. In the nine months ended September 30, 2022, the Company recorded a discrete tax benefit of $11 attributable to a $6 benefit to release a valuation allowance related to an interest carryforward tax attribute in the U.K. and a $5 excess benefit for stock compensation.

The tax provision was comprised of the following:

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Pre-tax income at estimated annual effective income tax rate before discrete items	$55	$24	$162	$111
Impact of change in estimated annual effective tax rate on previous quarter’s pre-tax income	—	2	—	—
Interim period treatment of operational losses in foreign jurisdictions for which no tax benefit is recognized	—	—	1	—
Tax reserve (P)	—	—	20	—
Other discrete items	(1)	(2)	(7)	(11)
Provision for income taxes	$54	$24	$176	$100
H. Earnings Per Share and Common Stock
Basic earnings per share (“EPS”) amounts are computed by dividing earnings, after the deduction of preferred stock dividends declared, by the average number of common shares outstanding. Diluted EPS amounts assume the issuance of common stock for all potentially dilutive share equivalents outstanding.
The information used to compute basic and diluted EPS attributable to Howmet common shareholders was as follows (shares in millions in the table below):

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income attributable to common shareholders	$188	$80	$529	$358
Less: preferred stock dividends declared	1	1	2	2
Net income available to Howmet Aerospace common shareholders - basic and diluted	$187	$79	$527	$356

Average shares outstanding - basic	412	415	412	417
Effect of dilutive securities:
Stock and performance awards	3	5	5	5
Average shares outstanding - diluted	415	420	417	422
Common stock outstanding as of September 30, 2023 and 2022 was approximately 412 million and 414 million, respectively.
On August 18, 2021, the Company announced that its Board of Directors authorized a share repurchase program of up to $1,500 of the Company's outstanding common stock. After giving effect to the share repurchases made through September 30, 2023, approximately $797 Board authorization remains available.

The following table provides details for share repurchases made for the periods presented:

	Number of shares	Average price per share(1)	Total
Q1 2023 open market repurchase	576,629	$43.36	$25

Q2 2023 open market repurchase	2,246,294	$44.52	$100

Q3 2023 open market repurchase	506,800	$49.32	$25

2023 Share repurchases as of September 30, 2023	3,329,723	$45.05	$150

Q1 2022 open market repurchase	5,147,307	$34.00	$175

Q2 2022 open market repurchase	1,770,271	$33.89	$60

Q3 2022 open market repurchase	2,764,846	$36.17	$100

2022 Share repurchases as of September 30, 2022	9,682,424	$34.60	$335
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
The approximately 3 million decrease in average shares outstanding (basic) for the third quarter of 2023 compared to the third quarter of 2022 was primarily due to the approximately 5 million shares repurchased between October 1, 2022 and September 30, 2023. As average shares outstanding are used in the calculation for both basic and diluted EPS, the full impact of share repurchases was not fully realized in EPS in the period of repurchase since share repurchases may occur at varying points during a period.
There were no shares relating to outstanding stock options excluded from the calculation of average shares outstanding - diluted for the third quarter and nine months ended September 30, 2023 and 2022.
Common stock dividends declared were $0.09 per share in the third quarter of 2023 (of which $0.04 per share was paid) and $0.17 per share in the nine months ended September 30, 2023 (of which $0.12 per share was paid). Common stock dividends declared were $0.06 per share in the third quarter of 2022 (of which $0.02 per share was paid) and $0.10 per share in the nine months ended September 30, 2022 (of which $0.06 per share was paid).

I. Accumulated Other Comprehensive Loss
The following table details the activity of the three components that comprise Accumulated other comprehensive loss:

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Pension and other postretirement benefits (E)
Balance at beginning of period	$(644)	$(767)	$(653)	$(799)
Other comprehensive income (loss):
Unrecognized net actuarial gain (loss) and prior service cost/benefit	7	(3)	7	13
Tax expense	(1)	—	(1)	(3)
Total Other comprehensive income (loss) before reclassifications, net of tax	6	(3)	6	10
Amortization of net actuarial loss and prior service cost(1)	5	13	17	38
Tax expense(2)	(1)	(3)	(4)	(9)
Total amount reclassified from Accumulated other comprehensive income, net of tax(3)	4	10	13	29
Total Other comprehensive income	10	7	19	39
Balance at end of period	$(634)	$(760)	$(634)	$(760)
Foreign currency translation
Balance at beginning of period	$(1,155)	$(1,207)	$(1,193)	$(1,062)
Other comprehensive loss(4)	(56)	(128)	(18)	(273)
Balance at end of period	$(1,211)	$(1,335)	$(1,211)	$(1,335)
Cash flow hedges
Balance at beginning of period	$(9)	$(18)	$5	$(2)
Other comprehensive income (loss):
Net change from periodic revaluations	1	(6)	(13)	(17)
Tax income	—	2	3	4
Total Other comprehensive income (loss) before reclassifications, net of tax	1	(4)	(10)	(13)
Net amount reclassified to earnings	4	9	—	(1)
Tax expense(2)	(1)	(3)	—	—
Total amount reclassified from Accumulated other comprehensive income (loss), net of tax(3)	3	6	—	(1)
Total Other comprehensive income (loss)	4	2	(10)	(14)
Balance at end of period	$(5)	$(16)	$(5)	$(16)

Accumulated other comprehensive loss	$(1,850)	$(2,111)	$(1,850)	$(2,111)
(1)These amounts were recorded in Restructuring and other charges (See Note D) and Other expense, net (See Note F) in the Statement of Consolidated Operations.
(2)These amounts were included in Provision for income taxes (See Note G) in the Statement of Consolidated Operations.
(3)A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.
(4)In all periods presented, no amounts were reclassified to earnings.

J. Receivables
Sale of Receivables Programs
The Company maintains an accounts receivables securitization arrangement through a wholly-owned special purpose entity (“SPE”). The net cash funding from the sale of accounts receivable through the SPE was neither a use of cash nor a source of cash for the third quarter of 2023 or 2022.
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
The facility limit under the Receivables Purchase Agreement was $250 and $325 as of September 30, 2023 and December 31, 2022, respectively. A total of $250 was drawn as of both September 30, 2023 and December 31, 2022. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which were $164 and $190 as of September 30, 2023 and December 31, 2022, respectively.
The Company sold $439 and $1,158 of its receivables without recourse and received cash funding under this program during the third quarter and nine months ended September 30, 2023, respectively, resulting in derecognition of the receivables from the Company’s Consolidated Balance Sheet. The Company sold $453 and $1,354 of its receivables without recourse and received cash funding under the program during the third quarter and nine months ended September 30, 2022, respectively, resulting in derecognition of the receivables from the Company’s Consolidated Balance Sheet. Costs associated with the sales of receivables are reflected in the Company’s Statement of Consolidated Operations for the periods in which the sales occur. Cash receipts from sold receivables under the Receivables Purchase Agreement are presented within operating activities in the Statement of Consolidated Cash Flows.
Other Customer Receivable Sales
In the third quarter and nine months ended September 30, 2023, the Company sold $140 and $429, respectively, of certain customers’ receivables in exchange for cash ($134 was outstanding from customers as of September 30, 2023), the proceeds from which are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows. In the third quarter and nine months ended September 30, 2022, the Company sold $127 and $350 of certain customers’ receivables in exchange for cash, the proceeds from which are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows.
K. Inventories

	September 30, 2023	December 31, 2022
Finished goods	$446	$490
Work-in-process	857	748
Purchased raw materials	378	317
Operating supplies	67	54
Total inventories	$1,748	$1,609

As of September 30, 2023 and December 31, 2022, the portion of inventories valued on a last-in, first-out (“LIFO”) basis was $423 and $441, respectively. If valued on an average-cost basis, total inventories would have been $237 and $220 higher as of September 30, 2023 and December 31, 2022, respectively.

L. Properties, Plants, and Equipment, net

	September 30, 2023	December 31, 2022
Land and land rights	$86	$84
Structures	1,000	986
Machinery and equipment	4,002	3,941
	5,088	5,011
Less: accumulated depreciation and amortization	2,993	2,858
	2,095	2,153
Construction work-in-progress	201	179
Properties, plants, and equipment, net	$2,296	$2,332
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
The Company incurred capital expenditures which remained unpaid as of September 30, 2023 and September 30, 2022 of $44 and $30, respectively, and will result in cash outflows within investing activities in the Statement of Consolidated Cash Flows in subsequent periods.
M. Leases
Operating lease cost includes short-term leases and variable lease payments and approximates cash paid. Operating lease cost was $16 in both the third quarter of 2023 and 2022, and $48 and $46 in the nine months ended September 30, 2023 and 2022, respectively.
Operating lease right-of-use assets and lease liabilities in the Consolidated Balance Sheet were as follows:

	September 30, 2023	December 31, 2022
Right-of-use assets classified in Other noncurrent assets	$112	$111

Current portion of lease liabilities classified in Other current liabilities	$32	$32
Long-term portion of lease liabilities classified in Other noncurrent liabilities and deferred credits	83	83
Total lease liabilities	$115	$115
N. Debt

	September 30, 2023	December 31, 2022
5.125% Notes, due 2024(1)	$705	$1,081
6.875% Notes, due 2025(1)	600	600
5.900% Notes, due 2027	625	625
6.750% Bonds, due 2028	300	300
3.000% Notes, due 2029	700	700
5.950% Notes, due 2037	625	625
4.750% Iowa Finance Authority Loan, due 2042	250	250
Other(2)	(11)	(19)
Total long-term debt	$3,794	$4,162

(1)The 5.125% Notes, due 2024 (the “5.125% Notes”) are due in October 2024 and the 6.875% Notes, due 2025 are due in May 2025.
(2)Includes various financing arrangements related to subsidiaries, unamortized debt discounts, and unamortized debt issuance costs related to outstanding notes and bonds listed in the table above.

Public Debt
In the second quarter of 2022, the Company repurchased in the open market approximately $60 aggregate principal amount of its 5.125% Notes and paid approximately $62, including an early termination premium of approximately $2, which was recorded in Loss on debt redemption in the Statement of Consolidated Operations.
In January 2023, the Company repurchased approximately $26 aggregate principal amount of its 5.125% Notes through an open market repurchase (“OMR”). The OMR was settled at slightly less than par.
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
On September 28, 2023, the Company completed an early partial redemption of its outstanding 5.125% Notes in the aggregate principal amount of $200. Such 5.125% Notes were redeemed at par with cash on hand at an aggregate redemption price of approximately $205, including accrued interest of approximately $5.
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
There were no amounts outstanding under the Credit Agreement as of September 30, 2023 or December 31, 2022, and no amounts were borrowed during 2023 or 2022 under the Credit Agreement. As of September 30, 2023, the Company was in compliance with all covenants under the Credit Agreement. Availability under the Credit Agreement could be reduced in future periods if the Company fails to maintain the required ratio referenced above.

O. Fair Value of Financial Instruments
The carrying values of Cash and cash equivalents, restricted cash, derivatives, noncurrent receivables, and Short-term debt included in the Consolidated Balance Sheet approximate their fair value. The Company holds exchange-traded fixed income securities which are considered available-for-sale securities and are carried at fair value based on quoted market prices. The aforementioned securities are classified in Level 1 of the fair value hierarchy and are included in Other noncurrent assets in the Consolidated Balance Sheet. The fair value of Long-term debt was based on quoted market prices for public debt and on interest rates that are currently available to Howmet for issuance of debt with similar terms and maturities for non-public debt. The fair value amounts for all Long-term debt were classified in Level 2 of the fair value hierarchy.

	September 30, 2023		December 31, 2022
	Carrying value	Fair value	Carrying value	Fair value
Long-term debt	$3,794	$3,630	$4,162	$4,059
Restricted cash, which is included in Prepaid expenses and other current assets in the Consolidated Balance Sheet, was $1 as of both September 30, 2023 and December 31, 2022.
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
The Company’s remediation reserve balance was $17 and $16 as of September 30, 2023 and December 31, 2022, respectively, and was recorded in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet (of which $6 was classified as a current liability for both periods), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Payments related to remediation expenses applied against the reserve were $2 and less than $1 in the third quarter of 2023 and 2022, respectively, and $4 and $1 in the nine months ended September 30, 2023 and 2022, respectively, and included expenditures currently mandated, as well as those not required by any regulatory authority or third party.
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
As a result of the adverse decision from the Paris Administrative Court of Appeal, the Company has concluded that it is no longer more likely than not to sustain its position. Through the third quarter of 2023, the Company recorded an income tax reserve in Provision for income taxes in the Statement of Consolidated Operations of $20 (€19), which includes estimated interest and penalties, for the 2010 through 2012 tax years, as well as the remaining tax years open for reassessment. In accordance with FTA dispute resolution practices, the Company is expecting that a payment to the FTA will be necessary in 2023. If an appeal to the French Administrative Supreme Court is successful, any payment would be refunded with interest.

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
Behrens et al. v. Arconic Inc. et al. (various claims on behalf of survivors and estates of decedents). On September 16, 2020, the court dismissed the U.S. case, determining that the U.K. is the appropriate jurisdiction for the case. On July 8, 2022, the Third Circuit Court of Appeals affirmed the dismissal, and, on October 7, 2022, the Third Circuit Court denied a petition for a rehearing. On January 5, 2023, the plaintiffs filed a petition for a writ of certiorari in the U.S. Supreme Court, which the Supreme Court denied on February 21, 2023. This case is dismissed and closed.
Howard v. Arconic Inc. et al. (securities law related claims). On February 3, 2023, the court issued an order referring the case to mediation. In March 2023, following successive mediation sessions, the parties reached a settlement in principle that was subject to court approval and, among other things, is in the amount of $74 and is to be covered by insurance proceeds, in exchange for the dismissal of the action and a release of all claims against the defendants. The settlement is without admission of fault or wrongdoing by the defendants. Plaintiffs filed the Stipulation of Settlement, a motion to preliminarily approve the settlement, and related papers with the court on April 21, 2023. On May 2, 2023, the court issued an order granting plaintiffs’ motion to preliminarily approve the settlement. On August 9, 2023, the court granted final approval of the settlement. This case is dismissed and closed.
Raul v. Albaugh, et al. (derivative related claim). The Raul case had been stayed until the final resolution of the Howard case and the regulatory investigations in the U.K. Following the final approval of the settlement and closure of the Howard case on August 9, 2023, the court in the Raul case ordered the parties to file joint status reports on September 12, 2023 and September 20, 2023. On September 19, 2023 and October 19, 2023, the parties filed joint status reports stating that they are exploring whether a resolution of the action may be possible and that if a resolution is not reached, defendants are prepared to move the court for an order lifting the stay so that they may move to dismiss the action.
With respect to the regulatory investigations and the stockholder demands specified in the Form 10-K, there are no updates.
Lehman Brothers International (Europe) (“LBIE”) Legal Proceeding. On June 26, 2020, Lehman Brothers International (Europe) (“LBIE”) filed proceedings in the High Court of Justice, Business and Property Courts of England and Wales (the “Court”) against two subsidiaries of the Company, FR Acquisitions Corporation (Europe) Ltd and JFB Firth Rixson Inc. (collectively, the “Firth Rixson Entities”). The proceedings concerned two interest rate swap transactions that the Firth Rixson Entities entered into with LBIE in 2007 and 2008. As a result of the ruling issued by the Court in October 2022, the Company recorded $65 in Other current liabilities in the Consolidated Balance Sheet and took a pre-tax charge of this amount in Other expense, net in the Statement of Consolidated Operations in the third quarter of 2022. The Firth Rixson Entities appealed the Court’s ruling, and the appeal was to be addressed at a hearing before the English Court of Appeal in June 2023 (the “Litigation”). On June 15, 2023, the Company, the Firth Rixson Entities, and LBIE reached a full and final settlement of all claims arising out of the Litigation (the “Settlement”). The Settlement provides for a payment of $40 to be paid to LBIE in two installments: $15 paid in July 2023 and $25 payable in July 2024. As a result of the Settlement, $25 of the amount previously recorded for the Litigation as a pre-tax charge in Other expense, net was reversed as a credit to Other expense, net in the Company’s second quarter 2023 results. The hearing before the English Court of Appeal was accordingly vacated.
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

Commitments
Guarantees
As of September 30, 2023, Howmet had outstanding bank guarantees related to a European energy supply contract, tax matters, and customs duties, among others. The total amount committed under these guarantees, which expire at various dates between 2023 and 2040, was $20 as of September 30, 2023.
Pursuant to the Separation and Distribution Agreement, dated as of October 31, 2016, between Howmet and Alcoa Corporation, Howmet was required to provide certain guarantees for Alcoa Corporation, which had a fair value of $6 as of both September 30, 2023 and December 31, 2022, and were included in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet. The remaining guarantee, for which the Company and Arconic Corporation are secondarily liable in the event of a payment default by Alcoa Corporation, relates to a long-term energy supply agreement that expires in 2047 at an Alcoa Corporation facility. The Company currently views the risk of an Alcoa Corporation payment default on its obligations under the contract to be remote. The Company and Arconic Corporation are required to provide a guarantee up to an estimated present value amount of approximately $1,040 as of both September 30, 2023 and December 31, 2022 in the event of an Alcoa Corporation default. In December 2022, a surety bond with a limit of $80 relating to this guarantee was obtained by Alcoa Corporation to protect Howmet’s obligation. This surety bond will be renewed on an annual basis by Alcoa Corporation.
Letters of Credit
The Company has outstanding letters of credit primarily related to workers’ compensation, environmental obligations, and insurance obligations, among others. The total amount committed under these letters of credit, which automatically renew or expire at various dates, primarily in 2023 and 2024, was $116 as of September 30, 2023.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to retain letters of credit of $52 (which are included in the $116 in the above paragraph) that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims that occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation and letters of credit fees paid by the Company are proportionally billed to, and are reimbursed by, Arconic Corporation and Alcoa Corporation, respectively. Also, the Company was required to provide letters of credit for certain Arconic Corporation environmental obligations and, as a result, the Company has $17 of outstanding letters of credit relating to such liabilities (which are also included in the $116 in the above paragraph).
Surety Bonds
The Company has outstanding surety bonds primarily related to tax matters, contract performance, workers’ compensation, environmental-related matters, energy contracts, and customs duties. The total amount committed under these annual surety bonds, which automatically renew or expire at various dates, primarily in 2023 and 2024, was $42 as of September 30, 2023.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to provide surety bonds of $21 (which are included in the $42 in the above paragraph) that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims that occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation claims and surety bond fees paid by the Company are proportionately billed to, and are reimbursed by, Arconic Corporation and Alcoa Corporation.
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
In the third quarter of 2023, the Company derived approximately 49% of its revenue from products sold to the commercial aerospace market which is substantially less than the 2019 annual rate of approximately 60%. During the global COVID-19 pandemic and its impact on the commercial aerospace industry to date, there was a decrease in domestic and international air travel, which in turn adversely affected demand for narrow body and wide body aircraft. Domestic air travel has rebounded and exceeds 2019 levels. International air travel continues to recover and is approximately 90% of 2019 levels. We expect commercial aerospace growth to continue. The commercial wide body aircraft market is emerging but the mix of wide body to narrow body aircraft remains below 2019 levels, which is creating a shift in our product mix compared to 2019 conditions. In addition to the impact from the pandemic, the timing and level of future aircraft builds by original equipment manufacturers are subject to changes and uncertainties, which may cause our future results to differ from prior periods due to changes in product mix in certain segments.
For additional information regarding the ongoing risks related to our business, see section Part I, Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Results of Operations
Earnings Summary:
Sales. Sales were $1,658 in the third quarter of 2023 compared to $1,433 in the third quarter of 2022 and $4,909 in the nine months ended September 30, 2023 compared to $4,150 in the nine months ended September 30, 2022. The increase of $225, or 16%, in the third quarter of 2023 was primarily due to higher sales from the commercial aerospace, defense aerospace, commercial transportation, and industrial and other markets, an increase in inflationary cost pass through of approximately $15, and favorable product pricing of $28. The increase of $759, or 18%, in the nine months ended September 30, 2023 was primarily due to higher sales from the commercial aerospace, defense aerospace, commercial transportation, and industrial and other markets, an increase in inflationary cost pass through of approximately $75, and favorable product pricing of $65. Product price increases are in excess of inflationary cost pass through to our customers.
Cost of goods sold (“COGS”). COGS as a percentage of Sales was 71.4% in the third quarter of 2023 compared to 73.7% in the third quarter of 2022 and 72.2% in the nine months ended September 30, 2023 compared to 72.1% in the nine months ended September 30, 2022. The decrease in the third quarter of 2023 was primarily due to total COGS charges of $1 in the third quarter of 2023 related to fires that occurred at a Fastening Systems plant in France in 2019 (the “France Plant Fire”) and a mechanical failure resulting in substantial heat and fire-related damage to equipment at the Forged Wheel’s cast house in Barberton, Ohio in the third quarter of 2022 (the “Barberton Cast House Incident”), compared to total COGS charges of $25 in the third quarter of 2022, related to the France Plant Fire, Barberton Cast House Incident, and a fire that occurred at a Forged Wheels plant in Barberton, Ohio in mid-February 2020 (the “Barberton Plant Fire”), as well as higher volumes and favorable product pricing, partially offset by increased net headcount in the Engine Products and Engineered Structures segments, in support of expected revenue increases. The increase in COGS in the nine months ended September 30, 2023 was attributable to inflationary costs and increased net headcount, primarily in the Engine Products, Fastening Systems, and Engineered Structures segments, in support of expected revenue increases, resulting in unfavorable near-term recruiting, training and operational costs, as well as an increase of $9 of inventory impairment costs related to facilities closures, a supply chain disruption, and other items, costs primarily related to new collective bargaining agreements at two of our Engine Products and one of our Engineered Structures locations, and additional operating costs from production rate increases not realized due to production bottlenecks at a plant in the Engineered Structures segment. The increase in the nine months ended September 30, 2023 was partially offset by higher volumes and favorable product pricing, as well as total COGS net charges of $1 in the nine months ended September 30, 2023 related to the France Plant Fire and Barberton Cast House Incident compared to total COGS charges of $32 in the nine months ended September 30, 2022 related to the France Plant Fire, Barberton Cast House Incident, and the Barberton Plant Fire. The Company has submitted insurance claims related to these plant fires. During the fourth quarter of 2022, the Company settled the insurance claim related to the Barberton Plant Fire. The Company anticipates additional charges of up to $2 in the fourth quarter of 2023 for the France Plant Fire and Barberton Cast House Incident.

Selling, general administrative, and other expenses (“SG&A”). SG&A expenses were $87 in the third quarter of 2023 compared to $73 in the third quarter of 2022 and $250 in the nine months ended September 30, 2023 compared to $225 in the nine months ended September 30, 2022. The increase of $14, or 19%, in the third quarter of 2023 was primarily due to higher employment costs. The increase of $25, or 11%, in the nine months ended September 30, 2023 was primarily due to higher employment costs and legal fees related to the Lehman Brothers International (Europe) (“LBIE”) legal proceeding (See Note P to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for reference).
Research and development expenses (“R&D”). R&D expenses were $9 in the third quarter of 2023 compared to $7 in the third quarter of 2022, an increase of $2, or 29%. R&D expenses were $27 in the nine months ended September 30, 2023 compared to $23 in the nine months ended September 30, 2022, an increase of $4, or 17%. The increase in the third quarter and nine months ended September 30, 2023 was primarily due to higher spending on technology projects intended to support the aerospace business.
Restructuring and other charges. Restructuring and other charges were $4 in both the third quarter of 2023 and 2022. Restructuring and other charges were $8 in the nine months ended September 30, 2023 compared to $12 in the nine months ended September 30, 2022 or a decrease of $4. Restructuring and other charges for the third quarter of 2023 were primarily due to charges for a Canadian pension plan settlement of $2. Restructuring and other charges for the nine months ended September 30, 2023 were primarily due to charges for U.S. and Canadian pension plan settlements of $5 and exit related costs, including accelerated depreciation, of $3. Restructuring and other charges for the third quarter of 2022 were primarily due to charges for U.S. and Canadian pension plan settlements of $3. Restructuring and other charges for the nine months ended September 30, 2022 were primarily due to charges for U.S. pension plan settlements of $7 and exit related costs, including accelerated depreciation, of $6.
See Note D to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail.
Interest expense, net. Interest expense, net was $54 in the third quarter of 2023 compared to $57 in the third quarter of 2022 and $166 in the nine months ended September 30, 2023 compared to $172 in the nine months ended September 30, 2022. The decrease of $3, or 5%, in the third quarter of 2023 and $6, or 3%, in the nine months ended September 30, 2023 was primarily due to a reduced average level of long-term debt. As a result of the January 2023, March 2023, and September 2023 debt actions that collectively reduced the outstanding aggregate principal amount of the 5.125% Notes due October 2024 (the “5.125% Notes”) by $376 during the nine months ended September 30, 2023, Interest expense, net is expected to be reduced annually by $19.
See Note N to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail related to the Company’s debt.
Loss on debt redemption. Debt redemption or tender premiums include the cost to redeem or repurchase certain of the Company’s notes at a price which may be equal to the greater of the principal amount or the sum of the present values of the remaining scheduled payments, discounted using a defined treasury rate plus a spread, or a price based on the market price of its notes. Loss on debt redemption was less than $1 in both the third quarter of 2023 and 2022 and $1 in the nine months ended September 30, 2023 compared to $2 in the nine months ended September 30, 2022. The decrease of $1 in the nine months ended September 30, 2023 was due to the higher debt premiums paid on the early partial redemption of the 5.125% Notes in the second quarter of 2022.
See Note N to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail related to the Company’s debt.
Other expense, net. Other expense, net was $11 in the third quarter of 2023 compared to Other expense, net of $67 in the third quarter of 2022 and Other expense, net was $5 in the nine months ended September 30, 2023 compared to Other expense, net of $67 in the nine months ended September 30, 2022. The decrease of $56 in the third quarter of 2023 was primarily due to the $65 pre-tax charge taken in the third quarter of 2022 related to the LBIE legal proceeding (See Note P to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for reference), and higher interest income of $3, partially offset by an increase in foreign currency losses of $8 and higher non-service related net periodic benefit costs related to pension and other postretirement benefit plans of $3. The decrease of $62 in the nine months ended September 30, 2023 was primarily due to the LBIE legal proceeding settled in the second quarter of 2023 (See Note P to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for reference), and higher interest income of $12, partially offset by the impacts of deferred compensation arrangements of $16, higher non-service related net periodic benefit costs related to pension and other postretirement benefit plans of $11, an increase in foreign currency losses of $10, and an increase from net realized and unrealized losses of $5, primarily due to losses on sales of receivables. Non-service related net periodic benefit costs related to defined benefit plans is expected to increase by approximately $15 for the full year 2023 versus 2022.

Provision for income taxes. The estimated annual effective tax rate, before discrete items, applied to ordinary income was 23.0% in both the third quarter and nine months ended September 30, 2023 compared to 24.3% in both the third quarter and nine months ended September 30, 2022. The tax rate including discrete items was 22.3% in the third quarter of 2023 compared to 23.1% in the third quarter of 2022. A discrete net tax benefit of $1 was recorded in the third quarter of 2023 compared to a discrete tax benefit of $2 in the third quarter of 2022. The tax rate including discrete items was 25.0% in the nine months ended September 30, 2023 compared to 21.8% in the nine months ended September 30, 2022. A discrete net tax charge of $13, which included the income tax reserve recorded as a result of the French tax litigation (See Note P to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for reference), was recorded in the nine months ended September 30, 2023 compared to a discrete tax benefit of $11 in the nine months ended September 30, 2022. The estimated annual effective tax rate has decreased primarily due to increased domestic deductions, lower non-deductible expenses, and a decrease in apportioned state tax rates, partially offset by increased earnings in high tax rate jurisdictions.
See Note G to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail.
Net income. Net income was $188, or $0.45 per diluted share, in the third quarter of 2023 compared to $80, or $0.19 per diluted share, in the third quarter of 2022 and $529, or $1.27 per diluted share, in the nine months ended September 30, 2023 compared to $358, or $0.84 per diluted share, in the nine months ended September 30, 2022. The increase of $108 in the third quarter of 2023 was primarily due to higher volumes in the commercial aerospace, defense aerospace, commercial transportation, and industrial and other markets, as well as the $65 pre-tax charge taken in the third quarter of 2022 related to the LBIE legal proceeding (See Note P to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for reference) that did not recur in 2023, and favorable product pricing, partially offset by an increase in Provision for income taxes. The increase of $171 in the nine months ended September 30, 2023 was primarily due to higher volumes in the commercial aerospace, defense aerospace, commercial transportation, and industrial and other markets, as well as favorable product pricing, and the settlement of the LBIE legal proceeding (See Note P to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for reference), partially offset by an increase in Provision for income taxes.
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
The Company has aligned its operations consistent with how the Chief Executive Officer assesses operating performance and allocates capital.
Engine Products

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Third-party sales	$798	$683	$2,414	$1,966
Segment Adjusted EBITDA	219	186	654	538
Segment Adjusted EBITDA Margin	27.4%	27.2%	27.1%	27.4%
Third-party sales for the Engine Products segment increased $115, or 17%, in the third quarter of 2023 compared to the third quarter of 2022, primarily due to higher volumes in the commercial aerospace, defense aerospace, oil and gas, and industrial gas turbine markets.
Third-party sales for the Engine Products segment increased $448, or 23%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to higher volumes in the commercial aerospace, defense aerospace, oil and gas, and industrial gas turbine markets.
Segment Adjusted EBITDA for the Engine Products segment increased $33, or 18%, in the third quarter of 2023 compared to the third quarter of 2022, primarily due to higher volumes in the commercial aerospace, defense aerospace, oil and gas, and industrial gas turbine markets. The segment absorbed approximately 500 net headcount in the third quarter of 2023, in support of expected revenue increases, resulting in unfavorable near-term recruiting, training and operational costs.
Segment Adjusted EBITDA for the Engine Products segment increased $116, or 22%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to higher volumes in the commercial aerospace, defense aerospace, oil and gas, and industrial gas turbine markets. The segment absorbed approximately 850 net headcount in the nine months ended September 30, 2023, in support of expected revenue increases, resulting in unfavorable near-term recruiting, training and operational costs.
Segment Adjusted EBITDA Margin for the Engine Products segment increased approximately 20 basis points in the third quarter of 2023 compared to the third quarter of 2022, primarily due to higher volumes in the commercial aerospace, defense aerospace, oil and gas, and industrial gas turbine markets, partially offset by an increase in headcount and inflationary costs.
Segment Adjusted EBITDA Margin for the Engine Products segment decreased approximately 30 basis points in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to an increase in headcount and inflationary costs, partially offset by higher volumes in the commercial aerospace, defense aerospace, oil and gas, and industrial gas turbine markets.
On May 15, 2023, Howmet and the United Autoworkers at our Whitehall, Michigan location approved a new five-year collective bargaining agreement, covering approximately 1,300 employees, effective April 1, 2023. The previous agreement expired on March 31, 2023. The agreement positions our Whitehall location to offer market competitive wages and benefits and provide additional operational flexibility in support of expected revenue increases.
For the full year 2023 compared to 2022, demand in the commercial aerospace, defense aerospace, oil and gas, and industrial gas turbine markets is expected to increase.
Fastening Systems

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Third-party sales	$348	$291	$989	$832
Segment Adjusted EBITDA	76	64	198	176
Segment Adjusted EBITDA Margin	21.8%	22.0%	20.0%	21.2%
Third-party sales for the Fastening Systems segment increased $57, or 20%, in the third quarter of 2023 compared to the third quarter of 2022, primarily due to higher volumes in the commercial aerospace market, including the emerging wide body recovery, and commercial transportation market.
Third-party sales for the Fastening Systems segment increased $157, or 19%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to higher volumes in the commercial aerospace, including the emerging wide body recovery, defense aerospace, commercial transportation, and industrial markets.
Segment Adjusted EBITDA for the Fastening Systems segment increased $12, or 19%, in the third quarter of 2023 compared to the third quarter of 2022, primarily due to higher volumes in the commercial aerospace and commercial transportation markets.
Segment Adjusted EBITDA for the Fastening Systems segment increased $22, or 13%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to higher volumes in the commercial aerospace, defense aerospace, commercial transportation, and industrial markets. The segment absorbed approximately 385 net headcount in the nine months ended September 30, 2023, in support of expected revenue increases, resulting in unfavorable near-term recruiting, training and operational costs.
Segment Adjusted EBITDA Margin for the Fastening Systems segment decreased approximately 20 basis points in the third quarter of 2023 compared to the third quarter of 2022, primarily due to an increase in headcount and inflationary costs as well as unfavorable foreign currency movements, partially offset by higher volumes in the commercial aerospace and commercial transportation markets.
Segment Adjusted EBITDA Margin for the Fastening Systems segment decreased approximately 120 basis points in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to an increase in headcount and inflationary costs, partially offset by higher volumes in the commercial aerospace, defense aerospace, commercial transportation, and industrial markets.
For the full year 2023 compared to 2022, demand in the commercial aerospace, defense aerospace, commercial transportation, and industrial markets is expected to increase.

Engineered Structures

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Third-party sales	$227	$193	$634	$560
Segment Adjusted EBITDA	30	28	80	77
Segment Adjusted EBITDA Margin	13.2%	14.5%	12.6%	13.8%
Third-party sales for the Engineered Structures segment increased $34, or 18%, in the third quarter of 2023 compared to the third quarter of 2022, primarily due to higher volumes in the commercial aerospace market, including Russian titanium share gains and the emerging wide body recovery, partially offset by lower volumes in the defense aerospace market associated with legacy fighter programs.
Third-party sales for the Engineered Structures segment increased $74, or 13%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to higher volumes in the commercial aerospace market, including Russian titanium share gains and the emerging wide body recovery, partially offset by lower volumes in the defense aerospace market associated with legacy fighter programs.
Segment Adjusted EBITDA for the Engineered Structures segment increased $2, or 7%, in the third quarter of 2023 compared to the third quarter of 2022, primarily due to higher volumes in the commercial aerospace market, partially offset by lower volumes in the defense aerospace market. The segment absorbed approximately 145 net headcount in the third quarter of 2023, in support of expected revenue increases, resulting in unfavorable near-term recruiting, training and operational costs.
Segment Adjusted EBITDA for the Engineered Structures segment increased $3, or 4%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to higher volumes in the commercial aerospace market, partially offset by lower volumes in the defense aerospace market. The segment absorbed approximately 195 net headcount in the nine months ended September 30, 2023, in support of expected revenue increases, resulting in unfavorable near-term recruiting, training and operational costs.
Segment Adjusted EBITDA Margin for the Engineered Structures segment decreased approximately 130 basis points in the third quarter of 2023 compared to the third quarter of 2022, primarily due to lower volumes in the defense aerospace market, material and inflationary cost pass through, and an increase in headcount, partially offset by higher volumes in the commercial aerospace market.
Segment Adjusted EBITDA Margin for the Engineered Structures segment decreased approximately 120 basis points in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to lower volumes in the defense aerospace market, material and inflationary cost pass through, and an increase in headcount, partially offset by higher volumes in the commercial aerospace market.
On July 10, 2023, Howmet and the United Steel Workers at our Niles, Ohio location entered into a new four-year collective bargaining agreement, covering approximately 370 employees, effective July 1, 2023. The previous agreement was to expire on April 20, 2024. The agreement positions our Niles location to offer market competitive wages and benefits, promote cost competitiveness, and provide additional operational flexibility in support of expected revenue increases.
For the full year 2023 compared to 2022, demand in the commercial aerospace market is expected to increase. However, demand in the defense aerospace market is expected to decrease.
Forged Wheels

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Third-party sales	$285	$266	$872	$792
Segment Adjusted EBITDA	77	64	237	206
Segment Adjusted EBITDA Margin	27.0%	24.1%	27.2%	26.0%

Third-party sales for the Forged Wheels segment increased $19, or 7%, in the third quarter of 2023 compared to the third quarter of 2022, primarily due to higher volumes in the commercial transportation market, partially offset by a decrease in aluminum price pass through.
Third-party sales for the Forged Wheels segment increased $80, or 10%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to higher volumes in the commercial transportation market.
Segment Adjusted EBITDA for the Forged Wheels segment increased $13, or 20%, in the third quarter of 2023 compared to the third quarter of 2022, primarily due to higher volumes in the commercial transportation market.
Segment Adjusted EBITDA for the Forged Wheels segment increased $31, or 15%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to higher volumes in the commercial transportation market, partially offset by a supply chain disruption and unfavorable foreign currency movements.
Segment Adjusted EBITDA Margin for the Forged Wheels segment increased approximately 290 basis points in the third quarter of 2023 compared to the third quarter of 2022, primarily due to higher volumes. The favorable impact of lower aluminum prices was partially offset by other inflationary cost pass through.
Segment Adjusted EBITDA Margin for the Forged Wheels segment increased approximately 120 basis points in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to higher volumes, partially offset by a supply chain disruption and unfavorable foreign currency movements. The favorable impact of lower aluminum prices was partially offset by other inflationary cost pass through.
For the full year 2023 compared to 2022, demand in the commercial transportation markets served by Forged Wheels is expected to increase.
Reconciliation of Total Segment Adjusted EBITDA to Income before income taxes

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
Income before income taxes	$242	$104	$705	$458
Loss on debt redemption	—	—	1	2
Interest expense, net	54	57	166	172
Other expense, net	11	67	5	67
Operating income	$307	$228	$877	$699
Segment provision for depreciation and amortization	67	64	197	193
Unallocated amounts:
Restructuring and other charges	4	4	8	12
Corporate expense	24	46	87	93
Total Segment Adjusted EBITDA	$402	$342	$1,169	$997
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
Corporate expense decreased $22, or 48%, in the third quarter of 2023 compared to the third quarter of 2022, primarily due to lower net costs related to the France Plant Fire, the Barberton Plant Fire, and the Barberton Cast House Incident of $24, partially offset by higher employment costs in 2023.
Corporate expense decreased $6, or 6%, in the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, primarily due to lower net costs related to the France Plant Fire, the Barberton Plant Fire, and the Barberton Cast House Incident of $31, partially offset by higher inventory impairment costs related to facilities closures, a supply chain disruption, and other items of $10, costs related to collective bargaining agreement negotiations in 2023 of $8, higher nonrecurring legal and other advisory reimbursements received in 2022 compared to 2023 of $3, and higher employment costs in 2023.

Environmental Matters
See the Environmental Matters section of Note P to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Subsequent Events
See Note Q to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for subsequent events.

Liquidity and Capital Resources
Operating Activities
Cash provided from operations was $443 in the nine months ended September 30, 2023 compared to $278 in the nine months ended September 30, 2022. The increase of $165, or 59%, was primarily due to higher operating results of $194, lower payments on noncurrent liabilities of $17, and lower pension contributions of $15, partially offset by higher working capital of $64. The components of the change in working capital primarily included unfavorable changes in accounts payable of $187, accrued expenses of $36, and prepaid expenses and other current assets of $17, partially offset by inventories of $123, receivables of $35, and taxes, including income taxes, of $18.
Management expects Howmet’s estimated pension contributions and other postretirement benefit payments in 2023 to be approximately $56.
Financing Activities
Cash used for financing activities was $646 in the nine months ended September 30, 2023 compared to $437 in the nine months ended September 30, 2022. The increase of $209, or 48%, was primarily due to higher payments made in connection with the reduction of long-term debt of $316 (See Note N to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference), higher taxes of $54 paid for the net share settlement of equity awards due to a significant amount of equity awards that vested and the impact of the Company’s stock price on the vesting date, and increased dividends paid to common stock shareholders of $25, partially offset by a reduction in common stock repurchases of $185. As a result of the January 2023, March 2023, and September 2023 debt actions that collectively reduced the outstanding aggregate principal amount of the 5.125% Notes by $376 during the nine months ended September 30, 2023, Interest expense, net is expected to be reduced annually by $19.
The Company maintains a credit facility pursuant to its Five-Year Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and issuers named therein (See Note N to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference). There were no amounts outstanding under the Credit Agreement as of September 30, 2023 or December 31, 2022, and no amounts were borrowed during 2023 or 2022 under the Credit Agreement. On July 27, 2023, the Company entered into the Second Amended and Restated Five-Year Revolving Credit Agreement (See Note N to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference).
The Company may opportunistically issue new debt securities in accordance with securities laws, in order to, but not limited to, refinance existing indebtedness. The Company continues to evaluate whether, when and to what extent it may access capital markets, including any plans to refinance, the 5.125% Notes due October 2024. Our ability to refinance our indebtedness or enter into alternative financings in adequate amounts on commercially reasonable terms, or terms acceptable to us, may be affected by circumstances and economic events outside of our control. In the event that a refinancing does not occur before the October 2024 maturity date of the Company’s 5.125% Notes, the Company believes that its projected cash on hand and/or availability under its Credit Facility will enable the Company to repay the 5.125% Notes.
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

The Company’s most recent credit ratings from the three major credit rating agencies are as follows:

	Issuer Rating	Outlook	Date of Last Update
Standard and Poor’s Ratings Service (“S&P”)	BB+	Positive	April 25, 2023
Moody’s Investors Service (“Moody’s”)	Ba1	Positive	September 18, 2023
Fitch Investors Service (“Fitch”)	BBB	Stable	August 23, 2023
On September 18, 2023, Moody’s affirmed Howmet’s long-term debt rating at Ba1 and upgraded the current outlook from stable to positive, citing the Company’s revenue and strong market position.
On August 23, 2023, Fitch upgraded Howmet’s long-term debt rating from BBB- to BBB, citing the Company’s improved financial leverage, and affirmed the current outlook at stable.
On April 25, 2023, S&P affirmed Howmet’s long-term debt rating at BB+ and upgraded the current outlook from stable to positive, citing strong demand in the commercial aerospace market and the Company’s improved financial leverage.
Investing Activities
Cash used for investing activities was $163 in the nine months ended September 30, 2023 compared to $106 in the nine months ended September 30, 2022. The increase of $57, or 54%, was primarily due to the net proceeds from the sale of the corporate center in the second quarter of 2022 of $41 that did not recur in 2023 and an increase in capital expenditures of $16 primarily related to sustaining capital projects across all segments.
Recently Adopted and Recently Issued Accounting Guidance
See Note B to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Forward-Looking Statements
This report contains (and oral communications made by Howmet Aerospace may contain) statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Howmet Aerospace’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements, forecasts and outlook relating to the condition of end markets; future financial results or operating performance; future strategic actions; Howmet Aerospace’s strategies, outlook, and business and financial prospects; and any future debt redemptions or repurchases of its debt or equity securities. These statements reflect beliefs and assumptions that are based on Howmet Aerospace’s perception of historical trends, current conditions and expected future developments, as well as other factors Howmet Aerospace believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict, which could cause actual results to differ materially from those indicated by these statements. Such risks and uncertainties include, but are not limited to: (a) deterioration in global economic and financial market conditions generally; (b) unfavorable changes in the markets served by Howmet Aerospace; (c) the impact of potential cyber attacks and information technology or data security breaches; (d) the loss of significant customers or adverse changes in customers’ business or financial conditions; (e) manufacturing difficulties or other issues that impact product performance, quality or safety; (f) inability of suppliers to meet obligations due to supply chain disruptions or otherwise; (g) failure to attract and retain a qualified workforce and key personnel; (h) uncertainty of the residual impact of the COVID-19 pandemic on Howmet Aerospace’s business, results of operations, and financial condition; (i) the inability to achieve revenue growth, cash generation, restructuring plans, cost reductions, improvement in profitability, or strengthening of competitiveness and operations anticipated or targeted; (j) inability to meet increased demand, production targets or commitments; (k) competition from new product offerings, disruptive technologies or other developments; (l) geopolitical, economic, and regulatory risks relating to Howmet Aerospace’s global operations, including geopolitical and diplomatic tensions, instabilities, conflicts and wars, as well as compliance with U.S. and foreign trade and tax laws, sanctions, embargoes and other regulations; (m) the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation, which can expose Howmet Aerospace to substantial costs and liabilities; (n) failure to comply with government contracting regulations; (o) adverse changes in discount rates or investment returns on pension assets; and (p) the other risk factors summarized in Howmet Aerospace’s Form 10-K for the year ended December 31, 2022 and other reports filed with the U.S. Securities and Exchange Commission. Market projections are subject to the risks discussed above and other risks in the market. The statements in this report are made as of the date of the filing of this report. Howmet Aerospace disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.

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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
See Note P to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to the Company’s repurchases of its common stock during the quarter ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)(2)
July 1 - July 31, 2023	—	$—	—	$822
August 1 - August 31, 2023	—	$—	—	$822
September 1 - September 30, 2023	506,800	$49.32	506,800	$797
Total for quarter ended September 30, 2023	506,800	$49.32	506,800
(1)Excludes commissions cost.
(2)On August 18, 2021, the Company announced that its Board of Directors authorized a share repurchase program of up to $1,500 million of the Company's outstanding common stock. After giving effect to the share repurchases made through September 30, 2023, approximately $797 million Board authorization remains available. Under the Company’s share repurchase program (the “Share Repurchase Program”), the Company may repurchase shares by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements or other derivative transactions. There is no stated expiration for the Share Repurchase Program. Under its Share Repurchase Program, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the Share Repurchase Program may be suspended, modified or terminated at any time without prior notice.

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
104.
Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Howmet Aerospace Inc.

November 2, 2023	/s/ Ken Giacobbe
Date	Ken Giacobbe
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

November 2, 2023	/s/ Barbara L. Shultz
Date	Barbara L. Shultz
Vice President and Controller
(Principal Accounting Officer)