Form 10-Q
period 2024-03-31
Howmet Aerospace Inc.
filed 2024-05-02
CIK 4281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of April 29, 2024, there were 408,183,459 shares of common stock, par value $1.00 per share, of the registrant outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.
Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Operations (unaudited)
(in millions, except per-share amounts)

	First quarter ended
	March 31,
	2024	2023
Sales (C)	$1,824	$1,603
Cost of goods sold (exclusive of expenses below)	1,290	1,164
Selling, general administrative, and other expenses	88	75
Research and development expenses	10	9
Provision for depreciation and amortization	67	69
Restructuring and other charges (D)	—	1
Operating income	369	285
Loss on debt redemption (N)	—	1
Interest expense, net	49	57
Other expense, net (F)	17	7
Income before income taxes	303	220
Provision for income taxes (G)	60	72
Net income	$243	$148

Amounts Attributable to Howmet Aerospace Common Shareholders (H):
Net income	$242	$147
Earnings per share:
Basic	$0.59	$0.36
Diluted	$0.59	$0.35
Average Shares Outstanding (H):
Basic	410	412
Diluted	412	418
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Comprehensive Income (unaudited)
(in millions)

	First quarter ended
	March 31,
	2024	2023
Net income	$243	$148
Other comprehensive income (loss), net of tax (I):
Change in unrecognized net actuarial loss and prior service cost related to pension and other postretirement benefits	3	5
Foreign currency translation adjustments	(37)	34
Net change in unrecognized gains (losses) on cash flow hedges	3	(4)
Total Other comprehensive (loss) income, net of tax	(31)	35
Comprehensive income	$212	$183
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Consolidated Balance Sheet (unaudited)
(in millions)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$533	$610
Receivables from customers, less allowances of $— in both 2024 and 2023 (J)	785	675
Other receivables	18	17
Inventories (K)	1,783	1,765
Prepaid expenses and other current assets	221	249
Total current assets	3,340	3,316
Properties, plants, and equipment, net (L)	2,294	2,328
Goodwill	4,020	4,035
Deferred income taxes	38	46
Intangibles, net	498	505
Other noncurrent assets (M)	220	198
Total assets	$10,410	$10,428
Liabilities
Current liabilities:
Accounts payable, trade (P)	$964	$982
Accrued compensation and retirement costs	201	263
Taxes, including income taxes (G)	84	68
Accrued interest payable	45	65
Other current liabilities (M)(P)	198	200
Long-term debt due within one year (N)	206	206
Total current liabilities	1,698	1,784
Long-term debt (N)(O)	3,486	3,500
Accrued pension benefits (E)	662	664
Accrued other postretirement benefits (E)	91	92
Other noncurrent liabilities and deferred credits (M)	387	351
Total liabilities	6,324	6,391
Contingencies and commitments (P)
Equity
Howmet Aerospace shareholders’ equity:
Preferred stock	55	55
Common stock	408	410
Additional capital	3,542	3,682
Retained earnings	1,942	1,720
Accumulated other comprehensive loss (I)	(1,861)	(1,830)
Total equity	4,086	4,037
Total liabilities and equity	$10,410	$10,428
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)

	Three months ended
	March 31,
	2024	2023
Operating activities
Net income	$243	$148
Adjustments to reconcile net income to cash provided from operations:
Depreciation and amortization	67	69
Deferred income taxes	32	31
Restructuring and other charges	—	1
Net realized and unrealized losses	7	4
Net periodic pension cost (E)	10	9
Stock-based compensation	15	14
Loss on debt redemption (N)	—	1
Other	1	5
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
Increase in receivables (J)	(127)	(137)
Increase in inventories	(31)	(45)
Decrease in prepaid expenses and other current assets	23	12
Increase (decrease) in accounts payable, trade	22	(67)
Decrease in accrued expenses	(87)	(19)
Increase in taxes, including income taxes	15	16
Pension contributions	(2)	(9)
(Increase) decrease in noncurrent assets	(2)	2
Decrease in noncurrent liabilities	(9)	(12)
Cash provided from operations	177	23
Financing Activities
Repurchases and payments on debt (N)	—	(176)
Premiums paid on early redemption of debt (N)	—	(1)
Repurchases of common stock	(150)	(25)
Proceeds from exercise of employee stock options	5	6
Dividends paid to shareholders	(21)	(17)
Taxes paid for net share settlement of equity awards	(12)	(1)
Cash used for financing activities	(178)	(214)
Investing Activities
Capital expenditures (C)	(82)	(64)
Proceeds from the sale of assets and businesses (D)	7	—
Cash used for investing activities	(75)	(64)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	1
Net change in cash, cash equivalents and restricted cash	(76)	(254)
Cash, cash equivalents and restricted cash at beginning of period	610	792
Cash, cash equivalents and restricted cash at end of period	$534	$538
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(in millions, except per-share amounts)

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2022	$55	$412	$3,947	$1,028	$(1,841)	$3,601
Net income	—	—	—	148	—	148
Other comprehensive income (I)	—	—	—	—	35	35
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	(1)	—	(1)
Common @ $0.04 per share	—	—	—	(16)	—	(16)
Repurchase and retirement of common stock (H)	—	—	(25)	—	—	(25)
Stock-based compensation	—	—	14	—	—	14
Common stock issued: compensation plans	—	—	5	—	—	5
Balance at March 31, 2023	$55	$412	$3,941	$1,159	$(1,806)	$3,761

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2023	$55	$410	$3,682	$1,720	$(1,830)	$4,037
Net income	—	—	—	243	—	243
Other comprehensive loss (I)	—	—	—	—	(31)	(31)
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	(1)	—	(1)
Common @ $0.05 per share	—	—	—	(20)	—	(20)
Repurchase and retirement of common stock (H)	—	(2)	(148)	—	—	(150)
Stock-based compensation	—	—	15	—	—	15
Common stock issued: compensation plans	—	—	(7)	—	—	(7)
Balance at March 31, 2024	$55	$408	$3,542	$1,942	$(1,861)	$4,086

The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Notes to the Consolidated Financial Statements (unaudited)
(U.S. dollars in millions, except share and per-share amounts)
A. Basis of Presentation
The interim Consolidated Financial Statements of Howmet Aerospace Inc. and its subsidiaries (“Howmet” or the “Company” or “we” or “our”) are unaudited. These Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2023 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). This Form 10-Q report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the “Form 10-K”), which includes all disclosures required by GAAP. Certain amounts in previously issued financial statements were reclassified to conform to the current period presentation.
In the first quarter of 2024, the Company derived approximately 51% of its revenue from products sold to the commercial aerospace market which is less than the pre-pandemic 2019 annual rate of approximately 60%. Aircraft production in the commercial aerospace industry continues to recover based on increases in demand for narrow body and wide body aircraft. We expect commercial aerospace wide body demand to grow faster than narrow body demand on a production percentage basis. Quality control issues at The Boeing Company (“Boeing”) are expected to negatively impact narrow body and wide body production rates in the near term. For instance, the Federal Aviation Administration stated that it will not approve production rate increases or additional production lines for the Boeing 737 MAX until it is satisfied that Boeing is in full compliance with required quality control procedures. Boeing production levels have a material impact on the financial performance of Howmet. The timing and level of future aircraft builds by original equipment manufacturers are subject to changes and uncertainties, which may cause our future results to differ from prior periods due to changes in product mix in certain segments.
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
B. Recently Adopted and Recently Issued Accounting Guidance
Adopted
In September 2022, the Financial Accounting Standards Board (“FASB”) issued guidance to enhance the transparency of disclosures regarding supplier finance programs (See Note P). These changes became effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023.
Issued
In December 2023, the FASB issued guidance to enhance the transparency of income tax disclosures including additional details on the rate reconciliation and taxes paid by jurisdiction. These changes become effective for fiscal years beginning after December 15, 2024. Management is currently evaluating the impact of these changes on the Consolidated Financial Statements.
In November 2023, the FASB issued guidance to enhance disclosures related to significant segment expenses and other matters related to reportable segments. These changes become effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Management is currently evaluating the impact of these changes on the Consolidated Financial Statements.
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
Forged Wheels
Forged Wheels provides forged aluminum wheels and related products for heavy-duty trucks and the commercial transportation market.
The operating results of the Company’s reportable segments were as follows:

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
First quarter ended March 31, 2024
Sales:
Third-party sales	$885	$389	$262	$288	$1,824
Inter-segment sales	2	—	1	—	3
Total sales	$887	$389	$263	$288	$1,827
Profit and loss:
Provision for depreciation and amortization	$33	$11	$11	$10	$65
Segment Adjusted EBITDA	249	92	37	82	460
Capital expenditures	55	7	6	12	80

First quarter ended March 31, 2023
Sales:
Third-party sales	$795	$312	$207	$289	$1,603
Inter-segment sales	2	—	—	—	2
Total sales	$797	$312	$207	$289	$1,605
Profit and loss:
Provision for depreciation and amortization	$32	$11	$12	$9	$64
Segment Adjusted EBITDA	212	58	30	79	379
Restructuring and other charges	—	—	1	—	1
Capital expenditures	33	9	10	9	61

The following table reconciles Total Segment Adjusted EBITDA to Income before income taxes. Differences between the total segment and consolidated totals are in Corporate.

	First quarter ended
	March 31,
	2024	2023
Total Segment Adjusted EBITDA	$460	$379
Segment provision for depreciation and amortization	(65)	(64)
Unallocated amounts:
Restructuring and other charges	—	(1)
Corporate expense	(26)	(29)
Operating income	$369	$285
Loss on debt redemption	—	(1)
Interest expense, net	(49)	(57)
Other expense, net	(17)	(7)
Income before income taxes	$303	$220
The following table reconciles total segment capital expenditures with Capital expenditures as presented in the Statement of Consolidated Cash Flows.

	First quarter ended
	March 31,
	2024	2023
Total segment capital expenditures	$80	$61
Corporate	2	3
Capital expenditures	$82	$64
The following table disaggregates segment revenue by major market served. Differences between the total segment and consolidated totals are in Corporate.

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
First quarter ended March 31, 2024
Aerospace - Commercial	$492	$244	$192	$—	$928
Aerospace - Defense	185	39	56	—	280
Commercial Transportation	—	66	—	288	354
Industrial and Other	208	40	14	—	262
Total end-market revenue	$885	$389	$262	$288	$1,824

First quarter ended March 31, 2023
Aerospace - Commercial	$432	$170	$152	$—	$754
Aerospace - Defense	163	44	44	—	251
Commercial Transportation	—	63	—	289	352
Industrial and Other	200	35	11	—	246
Total end-market revenue	$795	$312	$207	$289	$1,603
The Company derived 66% and 63% of its revenue from the aerospace (commercial and defense) markets for the first quarter ended March 31, 2024 and 2023, respectively.
General Electric Company and RTX Corporation represented approximately 12% and 9%, respectively, of the Company’s third-party sales in the first quarter ended March 31, 2024. General Electric Company and RTX Corporation represented approximately 13% and 10%, respectively, of the Company’s third-party sales in the first quarter ended March 31, 2023. These sales were primarily from the Engine Products segment.

D. Restructuring and Other Charges

	First quarter ended
	March 31,
	2024	2023
Reversals of previously recorded layoff reserves	$—	$(1)
Net gain related to divestitures of assets and businesses	(1)	—
Other	1	2
Total restructuring and other charges	$—	$1
In the first quarter of 2024, the Company recorded Restructuring and other charges of less than $1, which were primarily due to a gain on the sale of assets at a small U.K. manufacturing facility in Engines Products of $1, partially offset by exit related costs, including accelerated depreciation, of $1.
In the first quarter of 2023, the Company recorded Restructuring and other charges of $1, which were primarily due to exit related costs, including accelerated depreciation, of $2, partially offset by a reversal of $1 for a layoff reserve related to a prior period.

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2023	$5	$2	$7
Cash payments	(1)	—	(1)
Reserve balances at March 31, 2024	$4	$2	$6
The remaining reserves as of March 31, 2024 are expected to be paid in cash during the remainder of 2024 and 2025.
E. Pension and Other Postretirement Benefits
The components of net periodic cost (benefit) were as follows:

	First quarter ended
	March 31,
	2024	2023
Pension benefits
Service cost	$1	$1
Interest cost	19	20
Expected return on plan assets	(18)	(19)
Recognized net actuarial loss	8	7
Net periodic cost(1)	$10	$9

Other postretirement benefits
Service cost	$—	$—
Interest cost	1	2
Recognized net actuarial gain	(1)	(1)
Amortization of prior service benefit	(2)	(2)
Net periodic benefit(1)	$(2)	$(1)

(1)Service cost was included within Cost of goods sold and Selling, general administrative, and other expenses; all other cost components were recorded in Other expense, net in the Statement of Consolidated Operations.
For the first quarter of 2024 and 2023, Howmet’s combined pension contributions and other postretirement benefit payments were approximately $5 and $12, respectively.

F. Other Expense, Net

	First quarter ended
	March 31,
	2024	2023
Non-service costs - pension and other postretirement benefits (E)	$7	$7
Interest income	(5)	(5)
Foreign currency losses (gains), net	3	(2)
Net realized and unrealized losses	7	4
Deferred compensation	5	3
Total other expense, net	$17	$7
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
The estimated annual effective tax rate, before discrete items, applied to ordinary income was 21.7% in the first quarter of 2024 and 23.4% in the first quarter of 2023. The 2024 and 2023 rates were higher than the U.S. federal statutory rate of 21% primarily due to additional estimated U.S. tax on Global Intangible Low-Taxed Income (“GILTI”) and other foreign earnings, incremental state tax and foreign taxes on earnings also subject to U.S. federal income tax, foreign earnings subject to tax in higher rate jurisdictions than the U.S. federal statutory rate of 21%, and nondeductible expenses. The 2024 rate was lower than the 2023 rate primarily due to a U.S. tax benefit recognized for foreign tax credits in 2024 and lower net U.S. tax on GILTI and other foreign earnings.
For the first quarter of 2024 and 2023, the tax rate including discrete items was 19.8% and 32.7%, respectively. In the first quarter of 2024, the Company recorded a discrete net tax benefit of $7 attributable to a $6 benefit to release a valuation allowance related to U.S. foreign tax credits and a net tax benefit of $1 for other small items. In the first quarter of 2023, the Company recorded a discrete net tax charge of $21 attributable to a $20 tax reserve established in France (See Note P) and a discrete net tax charge of $1 for other small items.
The tax provision was comprised of the following:

	First quarter ended
	March 31,
	2024	2023
Pre-tax income at estimated annual effective income tax rate before discrete items	$66	$51
Interim period treatment of operational losses in foreign jurisdictions for which no tax benefit is recognized	1	—
Tax reserve (P)	—	20
Other discrete items	(7)	1
Provision for income taxes	$60	$72

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
The information used to compute basic and diluted EPS attributable to Howmet common shareholders was as follows (shares in millions in the table below):

	First quarter ended
	March 31,
	2024	2023
Net income attributable to common shareholders	$243	$148
Less: preferred stock dividends declared	1	1
Net income available to Howmet Aerospace common shareholders - basic and diluted	$242	$147

Average shares outstanding - basic	410	412
Effect of dilutive securities:
Stock and performance awards	2	6
Average shares outstanding - diluted	412	418
Common stock outstanding as of March 31, 2024 and 2023 was 408,169,673 and 411,810,073, respectively.
On August 18, 2021, the Company announced that its Board of Directors authorized a share repurchase program of up to $1,500 of the Company's outstanding common stock. After giving effect to the share repurchases made through March 31, 2024, approximately $547 Board authorization remains available. In the quarter ended March 31, 2024, the Company repurchased approximately 2.2 million shares of its common stock at an average price of $66.87 per share (excluding commissions cost) for approximately $150 in cash. In the quarter ended March 31, 2023, the Company repurchased approximately 0.6 million shares of its common stock at an average price of $43.36 per share (excluding commissions costs) for approximately $25 in cash. All of the shares repurchased have been retired.
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
The approximately 2 million decrease in average shares outstanding (basic) in the first quarter of 2024 compared to the first quarter of 2023 was due to the approximately 7 million shares repurchased, partially offset by approximately 3 million shares issued for compensation plans, between April 1, 2023 and March 31, 2024. As average shares outstanding are used in the calculation for both basic and diluted EPS, the full impact of share repurchases was not fully realized in EPS in the period of repurchase since share repurchases may occur at varying points during a period.
There were no shares relating to outstanding stock options excluded from the calculation of average shares outstanding - diluted for the first quarter ended March 31, 2024 and 2023.

I. Accumulated Other Comprehensive Loss
The following table details the activity of the three components that comprise Accumulated other comprehensive loss:

	First quarter ended
	March 31,
	2024	2023
Pension and other postretirement benefits (E)
Balance at beginning of period	$(689)	$(653)
Other comprehensive income (loss):
Unrecognized net actuarial (loss) gain and prior service cost/benefit	(1)	3
Tax expense	—	(1)
Total Other comprehensive (loss) income before reclassifications, net of tax	(1)	2
Amortization of net actuarial loss and prior service cost(1)	5	4
Tax expense(2)	(1)	(1)
Total amount reclassified from Accumulated other comprehensive income, net of tax(3)	4	3
Total Other comprehensive income	3	5
Balance at end of period	$(686)	$(648)
Foreign currency translation
Balance at beginning of period	$(1,136)	$(1,193)
Other comprehensive (loss) income(4)	(37)	34
Balance at end of period	$(1,173)	$(1,159)
Cash flow hedges
Balance at beginning of period	$(5)	$5
Other comprehensive (loss) income:
Net change from periodic revaluations	(1)	(4)
Tax benefit	—	1
Total Other comprehensive loss before reclassifications, net of tax	(1)	(3)
Net amount reclassified to earnings	5	(1)
Tax expense(2)	(1)	—
Total amount reclassified from Accumulated other comprehensive income (loss), net of tax(3)	4	(1)
Total Other comprehensive income (loss)	3	(4)
Balance at end of period	$(2)	$1

Accumulated other comprehensive loss	$(1,861)	$(1,806)
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

J. Receivables
Sale of Receivables Programs
The Company maintains an accounts receivables securitization arrangement through a wholly-owned special purpose entity (“SPE”). The net cash funding from the sale of accounts receivable was neither a use of cash nor a source of cash for the first quarter of 2024 or 2023.
The accounts receivables securitization arrangement is one in which the Company, through an SPE, has a receivables purchase agreement (the “Receivables Purchase Agreement”) pursuant to which the SPE may sell certain receivables to financial institutions until the earlier of January 2, 2026 or a termination event. The Receivables Purchase Agreement contains customary representations and warranties, as well as affirmative and negative covenants. Pursuant to the Receivables Purchase Agreement, the Company does not maintain effective control over the transferred receivables, and therefore accounts for these transfers as sales of receivables. The Receivables Purchase Agreement also contains a provision that allows the Company to increase the limit to $325.
The facility limit under the Receivables Purchase Agreement was $250 as of both March 31, 2024 and December 31, 2023, of which $250 was drawn as of both March 31, 2024 and December 31, 2023. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which were $264 and $197 as of March 31, 2024 and December 31, 2023, respectively.
The Company sold $413 and $337 of its receivables without recourse and received cash funding under this program during the first quarter of 2024 and 2023, respectively, resulting in derecognition of the receivables from the Company’s Consolidated Balance Sheet. Costs associated with the sales of receivables are reflected in the Company’s Statement of Consolidated Operations for the periods in which the sales occur. Cash receipts from sold receivables under the Receivables Purchase Agreement are presented within operating activities in the Statement of Consolidated Cash Flows.
Other Customer Receivable Sales
In the first quarter of 2024, the Company sold $171 of certain customers’ receivables in exchange for cash ($169 was outstanding from customers as of March 31, 2024), the proceeds from which are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows. In the first quarter of 2023, the Company sold $138 of certain customers’ receivables in exchange for cash, the proceeds from which are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows.
K. Inventories

	March 31, 2024	December 31, 2023
Finished goods	$458	$451
Work-in-process	873	891
Purchased raw materials	386	355
Operating supplies	66	68
Total inventories	$1,783	$1,765

As of March 31, 2024 and December 31, 2023, the portion of inventories valued on a last-in, first-out (“LIFO”) basis was $464 and $446, respectively. If valued on an average-cost basis, total inventories would have been $237 and $236 higher as of March 31, 2024 and December 31, 2023, respectively.

L. Properties, Plants, and Equipment, net

	March 31, 2024	December 31, 2023
Land and land rights	$84	$88
Structures	1,017	1,018
Machinery and equipment	4,080	4,079
	5,181	5,185
Less: accumulated depreciation and amortization	3,105	3,081
	2,076	2,104
Construction work-in-progress	218	224
Properties, plants, and equipment, net	$2,294	$2,328
The Company incurred capital expenditures which remained unpaid as of March 31, 2024 and March 31, 2023 of $38 and $32, respectively, and will result in cash outflows within investing activities in the Statement of Consolidated Cash Flows in subsequent periods.
M. Leases
Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $16 in both the first quarter of 2024 and 2023.
Operating lease right-of-use assets and lease liabilities in the Consolidated Balance Sheet were as follows:

	March 31, 2024	December 31, 2023
Right-of-use assets classified in Other noncurrent assets	$146	$128

Current portion of lease liabilities classified in Other current liabilities	$35	$32
Long-term portion of lease liabilities classified in Other noncurrent liabilities and deferred credits	112	97
Total lease liabilities	$147	$129
N. Debt

	March 31, 2024	December 31, 2023
5.125% Notes, due 2024(1)	$205	$205
6.875% Notes, due 2025(1)	600	600
USD Term Loan Facility, due 2026	200	200
JPY Term Loan Facility, due 2026	196	211
5.900% Notes, due 2027	625	625
6.750% Bonds, due 2028	300	300
3.000% Notes, due 2029	700	700
5.950% Notes, due 2037	625	625
4.750% Iowa Finance Authority Loan, due 2042	250	250
Other, net(2)	(9)	(10)
	3,692	3,706
Less: amount due within one year	206	206
Total long-term debt	$3,486	$3,500

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
Term Loan Facilities
The Company maintains (i) a U.S. dollar-denominated, senior unsecured term loan facility (the “USD Term Loan Facility”) and (ii) a Japanese yen-denominated, senior unsecured term loan facility (the “JPY Term Loan Facility”), each of which matures on November 22, 2026 unless earlier terminated in accordance with the provisions of the applicable term loan agreement. The term loan agreements relating to these facilities contain respective covenants, including, among others, a limitation requiring the ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the agreements) as of the end of each fiscal quarter for the period of the four fiscal quarters most recently ended, to be less than or equal to 3.75 to 1.00. As of March 31, 2024 and December 31, 2023, the Company was in compliance with all covenants under the USD Term Loan Facility and JPY Term Loan Facility.
The amounts outstanding under the USD Term Loan Facility were $200 as of March 31, 2024 and December 31, 2023. The amounts outstanding under the JPY Term Loan Facility were ¥29,702 million ($196) and ¥29,702 million ($211) as of March 31, 2024 and December 31, 2023, respectively. The Company has entered into interest rate swaps to exchange the floating interest rates of the USD Term Loan Facility and JPY Term Loan Facility to fixed interest rates of 5.795% and 2.044%, respectively.
Credit Facility
The Company has entered into a Five-Year Revolving Credit Agreement (the “Credit Agreement”) that provides a $1,000 senior unsecured revolving credit facility that matures on July 27, 2028. The Credit Agreement contains covenants, including, among others, a limitation requiring the ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Credit Agreement) as of the end of each fiscal quarter for the period of the four fiscal quarters most recently ended, to be less than or equal to 3.75 to 1.00. As of March 31, 2024 and December 31, 2023, the Company was in compliance with all covenants under the Credit Agreement.
There were no amounts outstanding under the Credit Agreement as of March 31, 2024 or December 31, 2023, and no amounts were borrowed during 2024 or 2023 under the Credit Agreement.
Commercial Paper
On April 4, 2024, the Company established a commercial paper program under which the Company may issue unsecured commercial paper notes (“commercial paper”) from time to time up to a maximum aggregate face amount of $1,000 outstanding at any time. The maturities of the commercial paper may vary but will not exceed 397 days from the date of issue and will rank equal in right of payment with all other unsecured senior indebtedness of the Company. The proceeds of the commercial paper will be used for general corporate purposes.
O. Fair Value of Financial Instruments
The carrying values of Cash and cash equivalents, restricted cash, derivatives, noncurrent receivables and Long-term debt due within one year included in the Consolidated Balance Sheet approximate their fair value. The Company holds exchange-traded fixed income securities which are considered available-for-sale securities and are carried at fair value based on quoted market prices. The aforementioned securities are classified in Level 1 of the fair value hierarchy and are included in Other noncurrent assets in the Consolidated Balance Sheet. The fair value of Long-term debt, less amount due within one year, was based on quoted market prices for public debt and on interest rates that are currently available to Howmet for issuance of debt with similar terms and maturities for non-public debt. The fair value amounts for all Long-term debt were classified in Level 2 of the fair value hierarchy.

	March 31, 2024		December 31, 2023
	Carrying value	Fair value	Carrying value	Fair value
Long-term debt	$3,486	$3,470	$3,500	$3,504
Restricted cash, which is included in Prepaid expenses and other current assets in the Consolidated Balance Sheet, was $1 and less than $1 as of March 31, 2024 and December 31, 2023, respectively.

P. Contingencies, Commitments and Other Liabilities
Contingencies
The following information supplements and, as applicable, updates the discussion of the contingencies and commitments in Note U to the Consolidated Financial Statements in our Form 10-K, and should be read in conjunction with the complete descriptions provided in the Form 10-K.
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
The Company’s remediation reserve balance was $17 as of both March 31, 2024 and December 31, 2023, and was recorded in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet (of which $7 was classified as a current liability for both periods), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Payments related to remediation expenses applied against the reserve were $1 and less than $1 in the first quarter of 2024 and 2023, respectively, and included expenditures currently mandated, as well as those not required by any regulatory authority or third party.
Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be less than 1% of Cost of goods sold.
Tax. In December 2013 and 2014, the Company received audit assessment notices from the French Tax Authority (“FTA”) for the 2010 through 2012 tax years. In 2016, the Company appealed to the Committee of the Abuse of Tax Law, where it received a favorable nonbinding decision. The FTA disagreed with the Committee of the Abuse of Tax Law’s opinion, and the Company appealed to the Montreuil Administrative Court, where in 2020 the Company prevailed on the merits. The FTA appealed this decision to the Paris Administrative Court of Appeal in 2021. On March 31, 2023, the Company received an adverse decision from the Paris Administrative Court of Appeal. The Company appealed this decision to the French Administrative Supreme Court. The assessment amount is $18 (€16 million), including interest up through 2017 and penalties. The Company estimates additional interest to be $2 (€2 million).
As a result of the adverse decision from the Paris Administrative Court of Appeal, the Company has concluded that it is no longer more likely than not to sustain its position. In 2023, the Company recorded an income tax reserve in Provision for income taxes in the Statement of Consolidated Operations of $21 (€19), which includes estimated interest and penalties, for the 2010 through 2012 tax years, as well as the remaining tax years open for reassessment (2020-2023). In accordance with FTA dispute resolution practices, the Company paid the assessment amount to the FTA in December 2023 and is expecting to pay the additional interest assessment in 2024. The Company also paid the estimated tax related to the 2020-2023 tax years during 2023. If an appeal to the French Administrative Supreme Court is successful, any payment would be refunded with interest. The Company will continue to record an income tax reserve related to the current year until the uncertain tax position is settled.

Indemnified Matters. The Separation and Distribution Agreement, dated October 31, 2016, that the Company entered into with Alcoa Corporation in connection with its separation from Alcoa Corporation, provides for cross-indemnities between the Company and Alcoa Corporation for claims subject to indemnification. The Separation and Distribution Agreement, dated March 31, 2020, that the Company entered into with Arconic Corporation in connection with its separation from Arconic Corporation, provides for cross-indemnities between the Company and Arconic Corporation for claims subject to indemnification. Among other claims that are covered by these indemnities, Arconic Corporation indemnifies the Company (previously named Arconic Inc. and previously named Alcoa Inc.) for all potential liabilities associated with the fire that occurred at the Grenfell Tower in London, U.K. on June 14, 2017, including the following legal proceedings, relating to which there are no updates since the filing of the Form 10-K: United Kingdom Litigation (various claims on behalf of survivors and estates of decedents); Raul v. Albaugh, et al. (derivative related claim), and the regulatory investigations in the U.K.
Lehman Brothers International (Europe) Legal Proceeding. On June 26, 2020, Lehman Brothers International (Europe) (“LBIE”) filed proceedings in the High Court of Justice, Business and Property Courts of England and Wales against two subsidiaries of the Company, FR Acquisitions Corporation (Europe) Ltd and JFB Firth Rixson Inc. (collectively, the “Firth Rixson Entities”). The proceedings concerned two interest rate swap transactions that the Firth Rixson Entities entered into with LBIE in 2007 and 2008. On June 15, 2023, the Company, the Firth Rixson Entities, and LBIE reached a full and final settlement of all claims arising out of the LBIE legal proceeding. The settlement provides for a payment of $40 to be paid to LBIE in two installments: $15 paid in July 2023 and $25 payable in July 2024.
Lockheed Martin Corp v. Howmet Aerospace Inc. On November 30, 2023, Lockheed Martin Corporation (“Lockheed Martin”) filed a complaint in federal district court in the Northern District of Texas (the “District Court”) against the Company and its subsidiary RTI Advanced Forming, Inc. (“RTI”) as defendants. The complaint alleged that the Company and RTI breached a Master Purchase Order between Lockheed Martin and RTI related to the F-35 Joint Strike Fighter production program between Lockheed Martin and the United States government (the “F-35 Program”) by seeking a fair market price adjustment for the provision of titanium mill products under RTI’s separate agreements with Lockheed Martin’s subcontractors for the F-35 Program.
Following various claims and counterclaims and court-ordered mediation, the parties reached a confidential settlement agreement on April 2, 2024, to supply until December 31, 2026 subject to revised terms mutually agreed to by the parties. The settlement had no material impact on the results of operations in the current year. The parties stipulated to the dismissal of all claims and counterclaims with prejudice on April 2, 2024.
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
Commitments
Guarantees
As of March 31, 2024, Howmet had outstanding bank guarantees related to tax matters, outstanding debt, workers’ compensation, environmental obligations, and customs duties, among others. The total amount committed under these guarantees, which expire at various dates between 2024 and 2040, was $25 as of March 31, 2024.
Pursuant to the Separation and Distribution Agreement, dated as of October 31, 2016, between Howmet and Alcoa Corporation, Howmet was required to provide certain guarantees for Alcoa Corporation, which had a fair value of $6 as of March 31, 2024 and December 31, 2023, and were included in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet. The remaining guarantee, for which the Company and Arconic Corporation are secondarily liable in the event of a payment default by Alcoa Corporation, relates to a long-term energy supply agreement that expires in 2047 at an Alcoa Corporation facility. The Company currently views the risk of an Alcoa Corporation payment default on its obligations under the contract to be remote. The Company and Arconic Corporation are required to provide a guarantee up to an estimated present value amount of approximately $1,131 as of both March 31, 2024 and December 31, 2023 in the event of an Alcoa Corporation default. In December 2023, a surety bond with a limit of $80 relating to this guarantee was obtained by Alcoa Corporation to protect Howmet’s obligation. This surety bond will be renewed on an annual basis by Alcoa Corporation.

Letters of Credit
The Company has outstanding letters of credit primarily related to workers’ compensation, environmental obligations, and insurance obligations, among others. The total amount committed under these letters of credit, which automatically renew or expire at various dates, primarily in 2024 and 2025, was $96 as of March 31, 2024.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to retain letters of credit of $52 (which are included in the $96 in the above paragraph) that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims that occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation and letters of credit fees paid by the Company are proportionally billed to, and are reimbursed by, Arconic Corporation and Alcoa Corporation, respectively. Also, the Company was required to provide letters of credit for certain Arconic Corporation environmental obligations and, as a result, the Company has $17 of outstanding letters of credit relating to such liabilities (which are also included in the $96 in the above paragraph).
Surety Bonds
The Company has outstanding surety bonds primarily related to tax matters, contract performance, workers’ compensation, environmental-related matters, energy contracts, and customs duties. The total amount committed under these annual surety bonds, which automatically renew or expire at various dates, primarily in 2024 and 2025, was $43 as of March 31, 2024.
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
Other Liabilities
Supplier Financing Arrangements.
On January 1, 2023, the Company adopted the changes issued by the FASB related to disclosure requirements of supplier finance program obligations. We offer voluntary supplier finance programs to suppliers who may elect to sell their receivables to third parties at the sole discretion of both the suppliers and the third parties. The program is at no cost to the Company and provides additional liquidity to our suppliers, if they desire, at their cost. Under these programs, the Company pays the third party bank rather than the supplier, the stated amount of the confirmed invoices on the original maturity date of the invoices. The Company or the third party bank may terminate a program upon at least 30 days’ notice. Supplier invoices under the program require payment in full no more than 120 days of the invoice date. As of March 31, 2024 and December 31, 2023, supplier invoices that are subject to future payment under these programs were $269 and $258, respectively, and are included in Accounts payable, trade in the Consolidated Balance Sheet.
Q. Subsequent Events
Management evaluated all activity of Howmet and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as noted below:
See Note N for the establishment of the commercial paper program.

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
In the first quarter of 2024, the Company derived approximately 51% of its revenue from products sold to the commercial aerospace market which is less than the pre-pandemic 2019 annual rate of approximately 60%. Aircraft production in the commercial aerospace industry continues to recover based on increases in demand for narrow body and wide body aircraft. We expect commercial aerospace wide body demand to grow faster than narrow body demand on a production percentage basis. Quality control issues at The Boeing Company (“Boeing”) are expected to negatively impact narrow body and wide body production rates in the near term. For instance, the Federal Aviation Administration stated that it will not approve production rate increases or additional production lines for the Boeing 737 MAX until it is satisfied that Boeing is in full compliance with required quality control procedures. Boeing production levels have a material impact on the financial performance of Howmet. The timing and level of future aircraft builds by original equipment manufacturers (“OEM”) are subject to changes and uncertainties, which may cause our future results to differ from prior periods due to changes in product mix in certain segments.
For additional information regarding the ongoing risks related to our business, see section Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Results of Operations
Earnings Summary:
Sales. Sales were $1,824 in the first quarter of 2024 compared to $1,603 in the first quarter of 2023. The increase of $221, or 14%, in the first quarter of 2024 was primarily due to higher volumes from the commercial aerospace, defense aerospace, and industrial and other markets, and favorable product pricing.
Cost of goods sold (“COGS”). COGS as a percentage of Sales was 70.7% in the first quarter of 2024 compared to 72.6% in the first quarter of 2023. The decrease in the first quarter of 2024 was primarily due to higher volumes and favorable product pricing, partially offset by increased net headcount in the Engine Products, Fastening Systems and Engineered Structures segments, in support of expected revenue increases. There were no COGS charges in the first quarter of 2024 related to fires that occurred at a Fastening Systems plant in France in 2019 (the “France Plant Fire”) and a mechanical failure resulting in substantial heat and fire-related damage to equipment at the Forged Wheel’s cast house in Barberton, Ohio in the third quarter of 2022 (the “Barberton Cast House Incident”), compared to total COGS charges of $4 in the first quarter of 2023, related to the France Plant Fire and Barberton Cast House Incident. The Company is negotiating resolution of the insurance claims related to the France Plant Fire and Barberton Cast House Incident.
Selling, general administrative, and other expenses (“SG&A”). SG&A expenses were $88 in the first quarter of 2024 compared to $75 in the first quarter of 2023. The increase of $13, or 17%, in the first quarter of 2024 was primarily due to higher employment and legal costs.
Restructuring and other charges. Restructuring and other charges were less than $1 in the first quarter of 2024 compared to $1 in the first quarter of 2023. Restructuring and other charges for the first quarter of 2024 were primarily due to a gain on the sale of assets at a small U.K. manufacturing facility in Engines Products of $1, partially offset by exit related costs, including accelerated depreciation, of $1. Restructuring and other charges for the first quarter of 2023 were primarily due to exit related costs, including accelerated depreciation, of $2, partially offset by a reversal of $1 for a layoff reserve related to a prior period.
See Note D to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail.
Interest expense, net. Interest expense, net was $49 in the first quarter of 2024 compared to $57 in the first quarter of 2023. The decrease of $8, or 14%, in the first quarter of 2024 was primarily due to a reduced average level of long-term debt.
See Note N to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail related to the Company’s debt.
Loss on debt redemption. Debt redemption or tender premiums include the cost to redeem or repurchase certain of the Company’s notes at a price which may be equal to the greater of the principal amount or the sum of the present values of the remaining scheduled payments, discounted using a defined treasury rate plus a spread, or a price based on the market price of its notes. There was no loss on debt redemption in the first quarter of 2024 compared to $1 in the first quarter of 2023, which was due to the debt premiums paid on the early partial redemption of the 5.125% Notes due October 2024 in the first quarter of 2023.
See Note N to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail related to the Company’s debt.
Other expense, net. Other expense, net was $17 in the first quarter of 2024 compared to $7 in the first quarter of 2023. The increase of $10 in the first quarter of 2024 was primarily due to a year over year increase in foreign currency losses of $5 and an increase from net realized and unrealized losses of $3. Non-service related net periodic benefit costs related to defined benefit plans is expected to increase by approximately $5 for the full year 2024 versus 2023.
Provision for income taxes. The estimated annual effective tax rate, before discrete items, applied to ordinary income was 21.7% in the first quarter of 2024 compared to 23.4% in the first quarter of 2023. The tax rate including discrete items was 19.8% in the first quarter of 2024 compared to 32.7% in the first quarter of 2023. A discrete net tax benefit of $7 was recorded in the first quarter of 2024 compared to a discrete tax charge of $21, which included the income tax reserve recorded as a result of the French tax litigation (See Note P to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for reference), in the first quarter of 2023. The 2024 estimated annual effective tax rate is lower than the 2023 rate primarily due to a U.S. tax benefit recognized for foreign tax credits in 2024 and lower net U.S. tax on Global Intangible Low-Taxed Income and other foreign earnings.
See Note G to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail.
Net income. Net income was $243, or $0.59 per diluted share, in the first quarter of 2024 compared to $148, or $0.35 per diluted share, in the first quarter of 2023. The increase of $95 in the first quarter of 2024 was primarily due to higher volumes in the commercial aerospace and defense aerospace markets, favorable product pricing, and a reduction in interest expense due to lower long-term debt levels.
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
On March 3, 2024, Howmet and the United Autoworkers at our Cleveland, Ohio location approved a new five-year collective bargaining agreement, covering approximately 750 employees within our Engineered Structures and Forged Wheels segments. The agreement positions our Cleveland location to continue to offer market competitive wages and benefits. The new agreement expires on February 28, 2029.
The Company has aligned its operations consistent with how the Chief Executive Officer assesses operating performance and allocates capital.
Engine Products

	First quarter ended
	March 31,
	2024	2023
Third-party sales	$885	$795
Segment Adjusted EBITDA	249	212
Segment Adjusted EBITDA Margin	28.1%	26.7%
Third-party sales for the Engine Products segment increased $90, or 11%, in the first quarter of 2024 compared to the first quarter of 2023, primarily due to higher volumes in the commercial aerospace, defense aerospace, and oil and gas markets.

Segment Adjusted EBITDA for the Engine Products segment increased $37, or 17%, in the first quarter of 2024 compared to the first quarter of 2023, primarily due to higher volumes in the commercial aerospace, defense aerospace, and oil and gas markets. The segment absorbed approximately 435 net headcount in the first quarter of 2024, in support of expected revenue increases, resulting in unfavorable near-term recruiting, training and operational costs.
Segment Adjusted EBITDA Margin for the Engine Products segment increased approximately 140 basis points in the first quarter of 2024 compared to the first quarter of 2023, primarily due to higher volumes in the commercial aerospace, defense aerospace, and oil and gas markets, partially offset by an increase in headcount and inflationary costs.
In 2024, as compared to 2023, demand in the commercial aerospace, defense aerospace, oil and gas, and industrial gas turbine markets is expected to increase. However, quality control issues at Boeing are expected to negatively impact narrow body and wide body production rates in the near term.
Fastening Systems

	First quarter ended
	March 31,
	2024	2023
Third-party sales	$389	$312
Segment Adjusted EBITDA	92	58
Segment Adjusted EBITDA Margin	23.7%	18.6%
Third-party sales for the Fastening Systems segment increased $77, or 25%, in the first quarter of 2024 compared to the first quarter of 2023, primarily due to higher volumes in the commercial aerospace market, including wide body recovery.
Segment Adjusted EBITDA for the Fastening Systems segment increased $34, or 59%, in the first quarter of 2024 compared to the first quarter of 2023, primarily due to higher volumes in the commercial aerospace market as well as productivity gains.
Segment Adjusted EBITDA Margin for the Fastening Systems segment increased approximately 510 basis points in the first quarter of 2024 compared to the first quarter of 2023, primarily due to higher volumes in the commercial aerospace market as well as productivity gains.
In 2024, as compared to 2023, demand in the commercial aerospace and industrial markets is expected to increase. However, quality control issues at Boeing are expected to negatively impact narrow body and wide body production rates in the near term.
Engineered Structures

	First quarter ended
	March 31,
	2024	2023
Third-party sales	$262	$207
Segment Adjusted EBITDA	37	30
Segment Adjusted EBITDA Margin	14.1%	14.5%
Third-party sales for the Engineered Structures segment increased $55, or 27%, in the first quarter of 2024 compared to the first quarter of 2023, primarily due to higher volumes in the commercial aerospace market, including wide body recovery, and defense aerospace market.
Segment Adjusted EBITDA for the Engineered Structures segment increased $7, or 23%, in the first quarter of 2024 compared to the first quarter of 2023, primarily due to higher volumes in the commercial aerospace and defense aerospace markets.
Segment Adjusted EBITDA Margin for the Engineered Structures segment decreased approximately 40 basis points in the first quarter of 2024 compared to the first quarter of 2023, primarily due to an increase in headcount and inflationary costs, partially offset by higher volumes in the commercial aerospace and defense aerospace markets.
In 2024, as compared to 2023, demand in the commercial aerospace and defense aerospace markets is expected to increase. However, quality control issues at Boeing are expected to negatively impact narrow body and wide body production rates in the near term.

Forged Wheels

	First quarter ended
	March 31,
	2024	2023
Third-party sales	$288	$289
Segment Adjusted EBITDA	82	79
Segment Adjusted EBITDA Margin	28.5%	27.3%
Third-party sales for the Forged Wheels segment decreased $1 in the first quarter of 2024 compared to the first quarter of 2023, primarily due to a decrease in aluminum price and other inflationary cost pass through, mostly offset by higher volumes in the commercial transportation market.
Segment Adjusted EBITDA for the Forged Wheels segment increased $3, or 4%, in the first quarter of 2024 compared to the first quarter of 2023, primarily due to higher volumes in the commercial transportation market.
Segment Adjusted EBITDA Margin for the Forged Wheels segment increased approximately 120 basis points in the first quarter of 2024 compared to the first quarter of 2023, primarily due to lower aluminum prices and other inflationary cost pass through.
In 2024, as compared to 2023, demand in the commercial transportation markets served by Forged Wheels is expected to decrease in most regions due to lower OEM builds.
Howmet Wheel Systems Mexico S. DE R.L. D.E. C.V. (“Howmet Mexico”) is working closely with Daimler Trucks North America (“DTNA”) to investigate two reports (involving four wheels) of potential rapid air loss associated with the steer axle applications for Part ULA18X Alcoa® Wheels that were manufactured by Howmet Mexico’s facility in Monterrey, Mexico between November 2022 and August 2023 (the “Affected Period”). None of the reported incidents resulted in fatalities or injuries. DTNA has filed a Defect Information Report with the National Highway Safety Transportation Administration (“NHTSA”) and a similar report with Transport Canada, which has initiated a recall of their units that utilize Part ULA18X Alcoa® Wheels manufactured during the Affected Period by Howmet Mexico that were sold in the United States and Canada. DTNA’s own filing states: “While the root cause investigation of these reports remains ongoing, out of an abundance of caution, on March 28, 2024, DTNA decided to initiate a recall to address this issue.” Howmet Mexico’s ongoing investigation to date has found that the rapid air loss reports submitted by DTNA are unsubstantiated. Howmet Mexico will continue to closely work with the NHTSA, Transport Canada, and DTNA regarding this matter. No other Alcoa Wheels are implicated. At this time, we do not expect the impacts to be material to the results of our operations.
Reconciliation of Total Segment Adjusted EBITDA to Income before income taxes

	First quarter ended
	March 31,
	2024	2023
Income before income taxes	$303	$220
Loss on debt redemption	—	1
Interest expense, net	49	57
Other expense, net	17	7
Operating income	$369	$285
Segment provision for depreciation and amortization	65	64
Unallocated amounts:
Restructuring and other charges	—	1
Corporate expense	26	29
Total Segment Adjusted EBITDA	$460	$379
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

Corporate expense decreased $3, or 10%, in the first quarter of 2024 compared to the first quarter of 2023, primarily due to lower net costs related to the France Plant Fire and the Barberton Cast House Incident of $4, partially offset by higher employment and legal costs in 2024.
Environmental Matters
See the Environmental Matters section of Note P to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Subsequent Events
See Note Q to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for subsequent events.
Liquidity and Capital Resources
Operating Activities
Cash provided from operations was $177 in the three months ended March 31, 2024 compared to $23 in the three months ended March 31, 2023. The increase of $154 was primarily due to higher operating results of $93, lower working capital of $55, and lower pension contributions of $7. The components of the change in working capital primarily included favorable changes in accounts payable of $89, inventories of $14, prepaid expenses and other current assets of $11, and receivables of $10, partially offset by compensation related payments and other accrued expenses of $68.
Management expects Howmet’s estimated pension contributions and other postretirement benefit payments in 2024 to be approximately $65.
Financing Activities
Cash used for financing activities was $178 in the three months ended March 31, 2024 compared to $214 in the three months ended March 31, 2023. The decrease of $36, or 17%, was primarily due to payments made in 2023 in connection with the reduction of long-term debt of $176 (See Note N to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference), partially offset by an increase in common stock repurchases of $125, taxes paid for the net share settlement of equity awards of $11, and increased dividends paid to common stock shareholders of $4 due to a $0.01 increase in dividends per common share. Future changes in common stock dividends are subject to the approval of the Board of Directors of Howmet.
The Company maintains a credit facility (the “Credit Facility) pursuant to its Five-Year Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and issuers named therein (See Note N to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference). There were no amounts outstanding under the Credit Agreement as of March 31, 2024 or December 31, 2023, and no amounts were borrowed during 2024 or 2023 under the Credit Agreement.
On April 4, 2024, the Company established a commercial paper program under which the Company may issue unsecured commercial paper from time to time up to a maximum aggregate face amount of $1,000. The Company’s commercial paper will be sold on customary terms in the U.S. commercial paper market on a private placement basis. The proceeds of the commercial paper will be used for general corporate purposes. In conjunction with the commercial paper program, the Company was assigned short-term credit ratings by Moody’s Investors Service, Inc., S&P Global Ratings, and Fitch Ratings, Inc.
The Company has an effective shelf registration statement on Form S-3, filed with the SEC, which allows for offerings of debt securities from time to time. The Company may opportunistically issue new debt securities in accordance with securities laws or utilize commercial paper in order to, but not limited to, refinance existing indebtedness. The Company continues to evaluate whether, when, and to what extent it may access capital markets, including any plans to refinance the 5.125% Notes due October 2024 and the 6.875% Notes due May 2025. Our ability to refinance our indebtedness or enter into alternative financings in adequate amounts on commercially reasonable terms, or terms acceptable to us, may be affected by circumstances and economic events outside of our control. In the event that a refinancing does not occur before the maturity dates of the Company’s 5.125% Notes and the 6.875% Notes, respectively, the Company believes that its projected cash on hand, availability under the Credit Facility, and its commercial paper program will enable the Company to repay, as applicable, the 5.125% Notes and/or the 6.875% Notes.
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

The Company’s costs of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short-term and long-term debt ratings assigned to the Company by the major credit rating agencies. The Company believes that its cash on hand, cash provided from operations and availability of its Credit Facility, its commercial paper program, and its accounts receivables securitization program will continue to be sufficient to fund our operating and capital allocation activities, including repayments of indebtedness.
The three major credit rating agencies have rated Howmet’s debt with investment grade ratings. The Company’s most recent short-term and long-term credit ratings from the three major credit rating agencies are as follows:

	Short-Term	Long-Term	Outlook
Moody’s Investors Service, Inc. (“Moody’s”)	P-3	Baa3	Positive
S&P Global Ratings (“S&P”)	A-3	BBB-	Stable
Fitch Ratings, Inc. (“Fitch”)	F2	BBB	Stable
On February 29, 2024, Moody’s upgraded Howmet’s long-term debt rating from Ba1 to Baa3, citing demand in the markets served by Howmet along with the Company’s improved financial leverage, and affirmed the current outlook at positive.
On December 15, 2023, S&P upgraded Howmet’s long-term debt rating at BBB- and updated the current outlook from positive to stable, citing strong demand in the commercial aerospace market and the Company’s improved financial leverage.
On August 23, 2023, Fitch upgraded Howmet’s long-term debt rating from BBB- to BBB, citing the Company’s improved financial leverage, and affirmed the current outlook at stable.
Investing Activities
Cash used for investing activities was $75 in the three months ended March 31, 2024 compared to $64 in the three months ended March 31, 2023. The increase of $11, or 17%, was primarily due to an increase in capital expenditures of $18 primarily related to capacity expansion projects in Engine Products and Forged Wheels and various automation projects, partially offset by proceeds from the sale of assets at a small U.K. manufacturing facility in Engines Products of $7.
Recently Adopted and Recently Issued Accounting Guidance
See Note B to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Forward-Looking Statements
This report contains (and oral communications made by Howmet may contain) statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates”, “believes”, “could”, “estimates”, “expects”, “forecasts”, “goal”, “guidance”, “intends”, “may”, “outlook”, “plans”, “projects”, “seeks”, “sees”, “should”, “targets”, “will”, “would”, or other words of similar meaning. All statements that reflect Howmet’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements, forecasts and outlook relating to the condition of end markets; future financial results or operating performance; future strategic actions; Howmet’s strategies, outlook, and business and financial prospects; and any future debt redemptions or repurchases of its debt or equity securities. These statements reflect beliefs and assumptions that are based on Howmet’s perception of historical trends, current conditions and expected future developments, as well as other factors Howmet believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict, which could cause actual results to differ materially from those indicated by these statements. Such risks and uncertainties include, but are not limited to: (a) deterioration in global economic and financial market conditions generally; (b) unfavorable changes in the markets served by Howmet; (c) the impact of potential cyber attacks and information technology or data security breaches; (d) the loss of significant customers or adverse changes in customers’ business or financial conditions; (e) manufacturing difficulties or other issues that impact product performance, quality or safety; (f) inability of suppliers to meet obligations due to supply chain disruptions or otherwise; (g) failure to attract and retain a qualified workforce and key personnel, labor disputes or other employee relations issues; (h) the inability to achieve revenue growth, cash generation, restructuring plans, cost reductions, improvement in profitability, or strengthening of competitiveness and operations anticipated or targeted; (i) inability to meet increased demand, production targets or commitments; (j) competition from new product offerings, disruptive technologies or other developments; (k) geopolitical, economic, and regulatory risks relating to Howmet’s global operations, including geopolitical and diplomatic tensions, instabilities, conflicts and wars, as well as compliance with U.S. and foreign trade and tax laws, sanctions, embargoes and other regulations; (l) the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation, which can expose Howmet to substantial costs and liabilities; (m) failure to comply with government contracting regulations; (n) adverse changes in discount rates or investment returns on pension assets; and (o) the other risk factors summarized in Howmet’s Form 10-K for the year ended December 31,

2023 and other reports filed with the U.S. Securities and Exchange Commission. Market projections are subject to the risks discussed above and other risks in the market. Credit ratings are not a recommendation to buy or hold any Howmet securities, and they may be revised or revoked at any time at the sole discretion of the credit rating organizations. The statements in this report are made as of the date of the filing of this report. Howmet disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Not material.
Item 4. Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
The Company's Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
See Note P to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to the Company’s repurchases of its common stock during the quarter ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)(2)
January 1 - January 31, 2024	—	$—	—	$697
February 1 - February 29, 2024	463,137	$64.78	463,137	$667
March 1 - March 31, 2024	1,780,122	$67.41	1,780,122	$547
Total for quarter ended March 31, 2024	2,243,259	$66.87	2,243,259
(1)Excludes commissions cost.
(2)On August 18, 2021, the Company announced that its Board of Directors authorized a share repurchase program of up to $1,500 million of the Company's outstanding common stock. After giving effect to the share repurchases made through March 31, 2024, approximately $547 million Board authorization remains available. Under the Company’s share repurchase program (the “Share Repurchase Program”), the Company may repurchase shares by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements or other derivative transactions. There is no stated expiration for the Share Repurchase Program. Under its Share Repurchase Program, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the Share Repurchase Program may be suspended, modified or terminated at any time without prior notice.

Item 6. Exhibits.

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Howmet Aerospace Inc.

May 2, 2024	/s/ Ken Giacobbe
Date	Ken Giacobbe
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

May 2, 2024	/s/ Barbara L. Shultz
Date	Barbara L. Shultz
Vice President and Controller
(Principal Accounting Officer)