Form 10-Q
period 2024-06-30
Howmet Aerospace Inc.
filed 2024-07-30
CIK 4281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of July 26, 2024, there were 408,146,607 shares of common stock, par value $1.00 per share, of the registrant outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.
Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Operations (unaudited)
(in millions, except per-share amounts)

	Second quarter ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Sales (C)	$1,880	$1,648	$3,704	$3,251
Cost of goods sold (exclusive of expenses below)	1,287	1,196	2,577	2,360
Selling, general administrative, and other expenses	97	88	185	163
Research and development expenses	7	9	17	18
Provision for depreciation and amortization	69	67	136	136
Restructuring and other charges (D)	22	3	22	4
Operating income	398	285	767	570
Loss on debt redemption (N)	—	—	—	1
Interest expense, net	49	55	98	112
Other expense (income), net (F)	15	(13)	32	(6)
Income before income taxes	334	243	637	463
Provision for income taxes (G)	68	50	128	122
Net income	$266	$193	$509	$341

Amounts Attributable to Howmet Aerospace Common Shareholders (H):
Net income	$266	$193	$508	$340
Earnings per share:
Basic	$0.65	$0.47	$1.24	$0.82
Diluted	$0.65	$0.46	$1.23	$0.81
Average Shares Outstanding (H):
Basic	408	413	409	413
Diluted	411	417	411	417

The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Comprehensive Income (unaudited)
(in millions)

	Second quarter ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$266	$193	$509	$341
Other comprehensive income (loss), net of tax (I):
Change in unrecognized net actuarial loss and prior service cost related to pension and other postretirement benefits	4	4	7	9
Foreign currency translation adjustments	(4)	4	(41)	38
Net change in unrecognized gains (losses) on cash flow hedges	3	(10)	6	(14)
Total Other comprehensive income (loss), net of tax	3	(2)	(28)	33
Comprehensive income	$269	$191	$481	$374
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Consolidated Balance Sheet (unaudited)
(in millions)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$752	$610
Receivables from customers, less allowances of $— in both 2024 and 2023 (J)	749	675
Other receivables	19	17
Inventories (K)	1,848	1,765
Prepaid expenses and other current assets	235	249
Total current assets	3,603	3,316
Properties, plants, and equipment, net (L)	2,307	2,328
Goodwill	4,016	4,035
Deferred income taxes	32	46
Intangibles, net	489	505
Other noncurrent assets (M)	232	198
Total assets	$10,679	$10,428
Liabilities
Current liabilities:
Accounts payable, trade (Q)	$971	$982
Accrued compensation and retirement costs	235	263
Taxes, including income taxes (G)	81	68
Accrued interest payable	64	65
Other current liabilities (M)(Q)	225	200
Long-term debt due within one year (N)	782	206
Total current liabilities	2,358	1,784
Long-term debt (N)(O)	2,877	3,500
Accrued pension benefits (E)	645	664
Accrued other postretirement benefits (E)	90	92
Other noncurrent liabilities and deferred credits (M)	432	351
Total liabilities	6,402	6,391
Contingencies and commitments (Q)
Equity
Howmet Aerospace shareholders’ equity:
Preferred stock	55	55
Common stock	408	410
Additional capital	3,486	3,682
Retained earnings	2,186	1,720
Accumulated other comprehensive loss (I)	(1,858)	(1,830)
Total equity	4,277	4,037
Total liabilities and equity	$10,679	$10,428
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)

	Six months ended
	June 30,
	2024	2023
Operating activities
Net income	$509	$341
Adjustments to reconcile net income to cash provided from operations:
Depreciation and amortization	136	136
Deferred income taxes	67	57
Restructuring and other charges	22	4
Net realized and unrealized losses	13	11
Net periodic pension cost (E)	20	19
Stock-based compensation	38	26
Loss on debt redemption (N)	—	1
Other	7	—
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
Increase in receivables (J)	(100)	(141)
Increase in inventories	(109)	(99)
Decrease (increase) in prepaid expenses and other current assets	5	(9)
Increase (decrease) in accounts payable, trade	6	(80)
Decrease in accrued expenses	(17)	(15)
Increase in taxes, including income taxes	13	31
Pension contributions	(17)	(12)
(Increase) decrease in noncurrent assets	(7)	1
Decrease in noncurrent liabilities	(12)	(19)
Cash provided from operations	574	252
Financing Activities
Repurchases and payments on debt (N)	(23)	(176)
Premiums paid on early redemption of debt (N)	—	(1)
Repurchases of common stock	(210)	(125)
Proceeds from exercise of employee stock options	6	9
Dividends paid to shareholders	(42)	(35)
Taxes paid for net share settlement of equity awards	(32)	(75)
Cash used for financing activities	(301)	(403)
Investing Activities
Capital expenditures (C)	(137)	(105)
Proceeds from the sale of assets and businesses (D and P)	8	—
Cash used for investing activities	(129)	(105)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	—
Net change in cash, cash equivalents and restricted cash	142	(256)
Cash, cash equivalents and restricted cash at beginning of period	610	792
Cash, cash equivalents and restricted cash at end of period	$752	$536

The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(in millions, except per-share amounts)

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at March 31, 2023	$55	$412	$3,941	$1,159	$(1,806)	$3,761
Net income	—	—	—	193	—	193
Other comprehensive loss (I)	—	—	—	—	(2)	(2)
Cash dividends declared:
Common @ $0.04 per share	—	—	—	(18)	—	(18)
Repurchase and retirement of common stock (H)	—	(3)	(97)	—	—	(100)
Stock-based compensation	—	—	12	—	—	12
Common stock issued: compensation plans	—	3	(74)	—	—	(71)
Balance at June 30, 2023	$55	$412	$3,782	$1,334	$(1,808)	$3,775

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at March 31, 2024	$55	$408	$3,542	$1,942	$(1,861)	$4,086
Net income	—	—	—	266	—	266
Other comprehensive income (I)	—	—	—	—	3	3
Cash dividends declared:
Common @ $0.05 per share	—	—	—	(22)	—	(22)
Repurchase and retirement of common stock (H)	—	(1)	(60)	—	—	(61)
Stock-based compensation	—	—	23	—	—	23
Common stock issued: compensation plans	—	1	(19)	—	—	(18)
Balance at June 30, 2024	$55	$408	$3,486	$2,186	$(1,858)	$4,277

The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(U.S. dollars in millions, except per-share amounts)

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2022	$55	$412	$3,947	$1,028	$(1,841)	$3,601
Net income	—	—	—	341	—	341
Other comprehensive income (I)	—	—	—	—	33	33
Cash dividends declared:
Preferred-Class A @ $1.8750 per share	—	—	—	(1)	—	(1)
Common @ $0.08 per share	—	—	—	(34)	—	(34)
Repurchase and retirement of common stock (H)	—	(3)	(122)	—	—	(125)
Stock-based compensation	—	—	26	—	—	26
Common stock issued: compensation plans	—	3	(69)	—	—	(66)
Balance at June 30, 2023	$55	$412	$3,782	$1,334	$(1,808)	$3,775

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2023	$55	$410	$3,682	$1,720	$(1,830)	$4,037
Net income	—	—	—	509	—	509
Other comprehensive loss (I)	—	—	—	—	(28)	(28)
Cash dividends declared:
Preferred-Class A @ $1.8750 per share	—	—	—	(1)	—	(1)
Common @ $0.10 per share	—	—	—	(42)	—	(42)
Repurchase and retirement of common stock (H)	—	(3)	(208)	—	—	(211)
Stock-based compensation	—	—	38	—	—	38
Common stock issued: compensation plans	—	1	(26)	—	—	(25)
Balance at June 30, 2024	$55	$408	$3,486	$2,186	$(1,858)	$4,277

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
In the six months ended June 30, 2024, the Company derived approximately 51% of its revenue from products sold to the commercial aerospace market which is less than the pre-pandemic 2019 annual rate of approximately 60%. Aircraft production in the commercial aerospace industry continues to recover based on increases in demand for narrow body and wide body aircraft. We expect commercial aerospace wide body demand to grow faster than narrow body demand on a production percentage basis. Quality control issues at The Boeing Company (“Boeing”) are expected to negatively impact narrow body and wide body production rates in the near term. For instance, the Federal Aviation Administration stated that it will not approve production rate increases or additional production lines for the Boeing 737 MAX until it is satisfied that Boeing is in full compliance with required quality control procedures. Boeing production levels have a material impact on the financial performance of Howmet. The timing and level of future aircraft builds by original equipment manufacturers are subject to changes and uncertainties, which may cause our future results to differ from prior periods due to changes in product mix in certain segments.
The preparation of the Consolidated Financial Statements of the Company in conformity with GAAP requires management to make certain judgments, estimates, and assumptions. These estimates are based on historical experience and, in some cases, assumptions based on current and future market expectations, including considerations relating to changes in the aerospace industry. The impact of these changes, including the macroeconomic considerations, remains highly uncertain. Management has made its best estimates using all relevant information available at the time, but it is possible that our estimates will differ from our actual results and affect the Consolidated Financial Statements in future periods and potentially require adverse adjustments to the recoverability of goodwill, intangible and long-lived assets, the realizability of deferred tax assets and other judgments and estimations and assumptions.
B. Recently Adopted and Recently Issued Accounting Guidance
Adopted
In September 2022, the Financial Accounting Standards Board (“FASB”) issued guidance to enhance the transparency of disclosures regarding supplier finance programs (See Note Q). These changes became effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023.
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
Fastening Systems
Fastening Systems produces aerospace fastening systems, as well as commercial transportation, industrial and other fasteners. The business’s high-tech, multi-material fastening systems are found nose to tail on aircraft and aero engines. Fastening Systems’ products are also critical components of commercial transportation vehicles, and construction, industrial, and renewable energy equipment.
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
Forged Wheels
Forged Wheels provides forged aluminum wheels and related products for heavy-duty trucks and the commercial transportation market.

The operating results of the Company’s reportable segments were as follows:

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Second quarter ended June 30, 2024
Sales:
Third-party sales	$933	$394	$275	$278	$1,880
Inter-segment sales	1	—	3	—	4
Total sales	$934	$394	$278	$278	$1,884
Profit and loss:
Provision for depreciation and amortization	$33	$13	$11	$10	$67
Segment Adjusted EBITDA	292	101	40	75	508
Restructuring and other (credits) charges	(1)	2	14	—	15
Capital expenditures	33	5	5	9	52

Second quarter ended June 30, 2023
Sales:
Third-party sales	$821	$329	$200	$298	$1,648
Inter-segment sales	5	—	1	—	6
Total sales	$826	$329	$201	$298	$1,654
Profit and loss:
Provision for depreciation and amortization	$32	$12	$12	$10	$66
Segment Adjusted EBITDA	223	64	20	81	388
Restructuring and other (credits) charges	(1)	—	5	—	4
Capital expenditures	21	5	5	7	38

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Six months ended June 30, 2024
Sales:
Third-party sales	$1,818	$783	$537	$566	$3,704
Inter-segment sales	3	—	4	—	7
Total sales	$1,821	$783	$541	$566	$3,711
Profit and loss:
Provision for depreciation and amortization	$66	$24	$22	$20	$132
Segment Adjusted EBITDA	541	193	77	157	968
Restructuring and other (credits) charges	(1)	2	14	—	15
Capital expenditures	88	12	11	21	132

Six months ended June 30, 2023
Sales:
Third-party sales	$1,616	$641	$407	$587	$3,251
Inter-segment sales	7	—	1	—	8
Total sales	$1,623	$641	$408	$587	$3,259
Profit and loss:
Provision for depreciation and amortization	$64	$23	$24	$19	$130
Segment Adjusted EBITDA	435	122	50	160	767
Restructuring and other (credits) charges	(1)	—	6	—	5
Capital expenditures	54	14	15	16	99

The following table reconciles Total Segment Adjusted EBITDA to Income before income taxes. Differences between the total segment and consolidated totals are in Corporate.

	Second quarter ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Total Segment Adjusted EBITDA	$508	$388	$968	$767
Segment provision for depreciation and amortization	(67)	(66)	(132)	(130)
Unallocated amounts:
Restructuring and other charges	(22)	(3)	(22)	(4)
Corporate expense	(21)	(34)	(47)	(63)
Operating income	$398	$285	$767	$570
Loss on debt redemption	—	—	—	(1)
Interest expense, net	(49)	(55)	(98)	(112)
Other (expense) income, net	(15)	13	(32)	6
Income before income taxes	$334	$243	$637	$463
The following table reconciles total segment capital expenditures with Capital expenditures as presented in the Statement of Consolidated Cash Flows.

	Second quarter ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Total segment capital expenditures	$52	$38	$132	$99
Corporate	3	3	5	6
Capital expenditures	$55	$41	$137	$105

The following table disaggregates segment revenue by major market served. Differences between the total segment and consolidated totals are in Corporate.

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Second quarter ended June 30, 2024
Aerospace - Commercial	$528	$251	$200	$—	$979
Aerospace - Defense	192	37	61	—	290
Commercial Transportation	—	68	—	278	346
Industrial and Other	213	38	14	—	265
Total end-market revenue	$933	$394	$275	$278	$1,880

Second quarter ended June 30, 2023
Aerospace - Commercial	$446	$184	$141	$—	$771
Aerospace - Defense	174	46	42	—	262
Commercial Transportation	—	62	—	298	360
Industrial and Other	201	37	17	—	255
Total end-market revenue	$821	$329	$200	$298	$1,648

Six months ended June 30, 2024
Aerospace - Commercial	$1,020	$495	$392	$—	$1,907
Aerospace - Defense	377	76	117	—	570
Commercial Transportation	—	134	—	566	700
Industrial and Other	421	78	28	—	527
Total end-market revenue	$1,818	$783	$537	$566	$3,704

Six months ended June 30, 2023
Aerospace - Commercial	$878	$354	$293	$—	$1,525
Aerospace - Defense	337	90	86	—	513
Commercial Transportation	—	125	—	587	712
Industrial and Other	401	72	28	—	501
Total end-market revenue	$1,616	$641	$407	$587	$3,251
The Company derived 67% and 63% of its revenue from the aerospace (commercial and defense) markets for the six months ended June 30, 2024 and 2023, respectively.
On April 2, 2024, General Electric Company, one of our largest customers, completed the spin-off of its energy-focused business into GE Vernova, a new publicly traded company. Since then, General Electric Company operates as GE Aerospace. GE Aerospace and RTX Corporation each represented approximately 10% of the Company’s third-party sales in the six months ended June 30, 2024. General Electric Company and RTX Corporation represented approximately 13% and 10%, respectively, of the Company’s third-party sales in the six months ended June 30, 2023. These sales were primarily from the Engine Products segment.

D. Restructuring and Other Charges

	Second quarter ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Layoff costs	$7	$—	$7	$—
Reversals of previously recorded layoff reserves	$—	$—	—	(1)
Pension and Other post-retirement benefits - net settlements (E)	—	3	—	3
Net loss related to divestitures of assets and businesses (P)	14	—	13	—
Other	1	—	2	2
Total restructuring and other charges	$22	$3	$22	$4
In the second quarter of 2024, the Company recorded Restructuring and other charges of $22, which were primarily due to a loss on the sale of a small U.K. manufacturing facility in Engineered Structures of $14, a charge for layoff costs of $7, including the separation of 283 employees (144 in Fastening Systems, 112 in Engineered Structures and 27 in Forged Wheels) and other exit related costs, including accelerated depreciation, of $1.
In the six months ended June 30, 2024, the Company recorded Restructuring and other charges of $22, which were primarily due to a loss on the sale of a small U.K. manufacturing facility in Engineered Structures of $14, a charge for layoff costs of $7, and other exit related costs, including accelerated depreciation, of $2, partially offset by a gain on the sale of assets at a small U.K. manufacturing facility in Engine Products of $1.
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

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2023	$5	$2	$7
Cash payments	(2)	(1)	(3)
Restructuring charges	7	15	22
Other(1)	—	(14)	(14)
Reserve balances at June 30, 2024	$10	$2	$12
(1)In the second quarter of 2024, other for other exit costs included a loss of $14 on the sale of a small U.K. manufacturing facility.
The remaining reserves as of June 30, 2024 are expected to be paid in cash during the remainder of 2024 and 2025.

E. Pension and Other Postretirement Benefits
The components of net periodic cost (benefit) were as follows:

	Second quarter ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Pension benefits
Service cost	$—	$1	$1	$2
Interest cost	19	20	38	40
Expected return on plan assets	(17)	(18)	(35)	(37)
Recognized net actuarial loss	8	7	16	14
Settlements	—	3	—	3
Net periodic cost(1)	$10	$13	$20	$22

Other postretirement benefits
Service cost	$—	$—	$—	$—
Interest cost	2	1	3	3
Recognized net actuarial gain	—	—	(1)	(1)
Amortization of prior service benefit	(3)	(2)	(5)	(4)
Net periodic benefit(1)	$(1)	$(1)	$(3)	$(2)

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
For the second quarter and six months ended June 30, 2024, Howmet’s combined pension contributions and other postretirement benefit payments were approximately $17 and $22, respectively. For the second quarter and six months ended June 30, 2023, Howmet’s combined pension contributions and other postretirement benefit payments were approximately $7 and $19, respectively
F. Other Expense (Income), Net

	Second quarter ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Non-service costs - pension and other postretirement benefits (E)	$9	$8	$16	$15
Interest income	(6)	(5)	(11)	(10)
Foreign currency losses (gains), net	4	—	7	(2)
Net realized and unrealized losses	6	7	13	11
Deferred compensation	3	3	8	6
Other, net	(1)	(26)	(1)	(26)
Total other expense (income), net	$15	$(13)	$32	$(6)
In the second quarter and six months ended June 30, 2023, Other, net primarily includes the reversal of $25, net of legal fees of $1, of the $65 pre-tax charge taken in the third quarter of 2022 related to the Lehman Brothers International (Europe) legal proceeding (See Note Q) due to the final settlement of such proceeding in June 2023.

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
The estimated annual effective tax rate, before discrete items, applied to ordinary income was 21.7% in both the second quarter and six months ended June 30, 2024, and 23.0% in both the second quarter and six months ended June 30, 2023. The 2024 and 2023 rates were higher than the U.S. federal statutory rate of 21% primarily due to additional estimated U.S. tax on Global Intangible Low-Taxed Income (“GILTI”) and other foreign earnings, incremental state tax, nondeductible expenses, and foreign earnings subject to tax in jurisdictions with tax rates higher than the U.S. federal statutory rate of 21%. Foreign taxes on earnings also subject to U.S. federal income tax also contributed to the 2023 rate being higher than the U.S. federal statutory rate of 21%. The 2024 rate was lower than the 2023 rate primarily due to a U.S. tax benefit recognized for foreign tax credits in 2024 and lower net U.S. tax on GILTI and other foreign earnings.
For the second quarter of 2024 and 2023, the tax rate including discrete items was 20.4% and 20.6%, respectively. In the second quarter of 2024, the Company recorded a discrete tax benefit of $5 related to an excess tax benefit for stock compensation. In the second quarter of 2023, the Company recorded a discrete net tax benefit of $7 related to an $8 excess tax benefit for stock compensation and a net charge of $1 for other small items.
For the six months ended June 30, 2024 and 2023, the tax rate including discrete items was 20.1% and 26.3%, respectively. For the six months ended June 30, 2024, the Company recorded a discrete net tax benefit of $12 attributable to a $7 excess tax benefit for stock compensation, a $6 benefit to release a valuation allowance related to a U.S. foreign tax credits, and a net tax charge of $1 for other small items. For the six months ended June 30, 2023, the Company recorded a discrete net tax charge of $14 attributable to a $20 charge for a tax reserve established in France (See Note Q) and a net tax charge of $2 for other small items, reduced by an $8 excess tax benefit for stock compensation.
The tax provision was comprised of the following:

	Second quarter ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Pre-tax income at estimated annual effective income tax rate before discrete items	$72	$56	$138	$107
Interim period treatment of operational losses in foreign jurisdictions for which no tax benefit is recognized	1	1	2	1
Tax reserve (Q)	—	—	—	20
Other discrete items	(5)	(7)	(12)	(6)
Provision for income taxes	$68	$50	$128	$122
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

The information used to compute basic and diluted EPS attributable to Howmet common shareholders was as follows (shares in millions in the table below):

	Second quarter ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$266	$193	$509	$341
Less: preferred stock dividends declared	—	—	1	1
Net income available to Howmet Aerospace common shareholders - basic and diluted	$266	$193	$508	$340

Average shares outstanding - basic	408	413	409	413
Effect of dilutive securities:
Stock and performance awards	3	4	2	4
Average shares outstanding - diluted	411	417	411	417
Common stock outstanding as of June 30, 2024 and 2023 was 407,883,027 and 412,169,561, respectively.
On August 18, 2021, the Company announced that its Board of Directors authorized a share repurchase program (the “Share Repurchase Program”) of up to $1,500 of the Company's outstanding common stock. After giving effect to the share repurchases made through June 30, 2024 and as of such date, approximately $487 Board authorization remained available. On July 30, 2024, the Company’s Board of Directors authorized a $2,000 increase in the Share Repurchase Program, which, together with the remaining authorization of approximately $487, results in a Share Repurchase Program of up to approximately $2,487 of the Company’s outstanding common stock.
Under the Company’s Share Repurchase Program , the Company may repurchase shares by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements, or other derivative transactions. There is no stated expiration for the Share Repurchase Program. Under its Share Repurchase Program, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the Share Repurchase Program may be suspended, modified, or terminated at any time without prior notice.
The following table provides details for share repurchases made for the periods presented:

	Number of shares	Average price per share(1)	Total
Q1 2024 open market repurchase	2,243,259	$66.87	$150

Q2 2024 open market repurchase	734,737	$81.66	$60

2024 Share repurchases as of June 30, 2024	2,977,996	$70.52	$210

Q1 2023 open market repurchase	576,629	$43.36	$25

Q2 2023 open market repurchase	2,246,294	$44.52	$100

2023 Share repurchases as of June 30, 2023	2,822,923	$44.28	$125
(1)Excludes commissions cost.
As average shares outstanding are used in the calculation for both basic and diluted EPS, the full impact of share repurchases and issuances was not fully realized in EPS in the period of repurchase or issuance since share activity may occur at varying points during a period.
There were no shares relating to outstanding stock options excluded from the calculation of average shares outstanding - diluted for the second quarter and six months ended June 30, 2024 and 2023.

I. Accumulated Other Comprehensive Loss
The following table details the activity of the three components that comprise Accumulated other comprehensive loss:

	Second quarter ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Pension and other postretirement benefits (E)
Balance at beginning of period	$(686)	$(648)	$(689)	$(653)
Other comprehensive income (loss):
Unrecognized net actuarial loss and prior service cost/benefit	—	(3)	(1)	—
Tax benefit	—	1	—	—
Total Other comprehensive loss before reclassifications, net of tax	—	(2)	(1)	—
Amortization of net actuarial loss and prior service benefit(1)	5	8	10	12
Tax expense(2)	(1)	(2)	(2)	(3)
Total amount reclassified from Accumulated other comprehensive income, net of tax(3)	4	6	8	9
Total Other comprehensive income	4	4	7	9
Balance at end of period	$(682)	$(644)	$(682)	$(644)
Foreign currency translation
Balance at beginning of period	$(1,173)	$(1,159)	$(1,136)	$(1,193)
Other comprehensive (loss) income(4)	(4)	4	(41)	38
Balance at end of period	$(1,177)	$(1,155)	$(1,177)	$(1,155)
Cash flow hedges
Balance at beginning of period	$(2)	$1	$(5)	$5
Other comprehensive (loss) income:
Net change from periodic revaluations	4	(10)	3	(14)
Tax (expense) benefit	(1)	2	(1)	3
Total Other comprehensive income (loss) before reclassifications, net of tax	3	(8)	2	(11)
Net amount reclassified to earnings	—	(3)	5	(4)
Tax benefit (expense)(2)	—	1	(1)	1
Total amount reclassified from Accumulated other comprehensive (loss) income, net of tax(3)	—	(2)	4	(3)
Total Other comprehensive income (loss)	3	(10)	6	(14)
Balance at end of period	$1	$(9)	$1	$(9)

Accumulated other comprehensive loss	$(1,858)	$(1,808)	$(1,858)	$(1,808)
(1)These amounts were recorded in Restructuring and other charges (See Note D) and Other expense (income), net (See Note F) in the Statement of Consolidated Operations.
(2)These amounts were included in Provision for income taxes (See Note G) in the Statement of Consolidated Operations.
(3)A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.
(4)In all periods presented, no amounts were reclassified to earnings.

J. Receivables
Sale of Receivables Programs
The Company maintains an accounts receivables securitization arrangement through a wholly-owned special purpose entity (“SPE”). The net cash funding from the sale of accounts receivable was neither a use of cash nor a source of cash for the second quarter or six months ended June 30, 2024 or June 30, 2023.
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
The facility limit under the Receivables Purchase Agreement was $250 as of both June 30, 2024 and December 31, 2023, of which $250 was drawn as of both June 30, 2024 and December 31, 2023. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which were $239 and $197 as of June 30, 2024 and December 31, 2023, respectively.
The Company sold $317 and $730 of its receivables without recourse and received cash funding under this program during the second quarter and six months ended June 30, 2024, respectively, resulting in derecognition of the receivables from the Company’s Consolidated Balance Sheet. The Company sold $382 and $719 of its receivables without recourse and received cash funding under the program during the second quarter and six months ended June 30, 2023, respectively, resulting in derecognition of the receivables from the Company’s Consolidated Balance Sheet. Costs associated with the sales of receivables are reflected in the Company’s Statement of Consolidated Operations for the periods in which the sales occur. Cash receipts from sold receivables under the Receivables Purchase Agreement are presented within operating activities in the Statement of Consolidated Cash Flows.
Other Customer Receivable Sales
In the second quarter and six months ended June 30, 2024, the Company sold $174 and $345, respectively, of certain customers’ receivables in exchange for cash ($172 was outstanding from customers as of June 30, 2024), the proceeds from which are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows. In the second quarter and six months ended June 30, 2023, the Company sold $151 and $289, respectively, of certain customers’ receivables in exchange for cash, the proceeds from which are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows.
K. Inventories

	June 30, 2024	December 31, 2023
Finished goods	$466	$451
Work-in-process	901	891
Purchased raw materials	412	355
Operating supplies	69	68
Total inventories	$1,848	$1,765

As of June 30, 2024 and December 31, 2023, the portion of inventories valued on a last-in, first-out (“LIFO”) basis was $510 and $446, respectively. If valued on an average-cost basis, total inventories would have been $248 and $236 higher as of June 30, 2024 and December 31, 2023, respectively.

L. Properties, Plants, and Equipment, net

	June 30, 2024	December 31, 2023
Land and land rights	$83	$88
Structures	1,022	1,018
Machinery and equipment	4,105	4,079
	5,210	5,185
Less: accumulated depreciation and amortization	3,140	3,081
	2,070	2,104
Construction work-in-progress	237	224
Properties, plants, and equipment, net	$2,307	$2,328
The Company incurred capital expenditures which remained unpaid as of June 30, 2024 and June 30, 2023 of $62 and $48, respectively, which will result in cash outflows within investing activities in the Statement of Consolidated Cash Flows in subsequent periods.
M. Leases
Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $16 in both the second quarter of 2024 and 2023, and $32 in both the six months ended June 30, 2024 and 2023.
Operating lease right-of-use assets and lease liabilities in the Consolidated Balance Sheet were as follows:

	June 30, 2024	December 31, 2023
Right-of-use assets classified in Other noncurrent assets	$157	$128

Current portion of lease liabilities classified in Other current liabilities	$37	$32
Long-term portion of lease liabilities classified in Other noncurrent liabilities and deferred credits	121	97
Total lease liabilities	$158	$129
N. Debt

	June 30, 2024	December 31, 2023
5.125% Notes, due 2024(1)	$205	$205
6.875% Notes, due 2025(2)	577	600
USD Term Loan Facility, due 2026	200	200
JPY Term Loan Facility, due 2026	185	211
5.900% Notes, due 2027	625	625
6.750% Bonds, due 2028	300	300
3.000% Notes, due 2029	700	700
5.950% Notes, due 2037	625	625
4.750% Iowa Finance Authority Loan, due 2042	250	250
Other, net(3)	(8)	(10)
	3,659	3,706
Less: amount due within one year	782	206
Total long-term debt	$2,877	$3,500

(1)On July 1, 2024, the Company completed the early redemption of all the remaining outstanding principal amount of $205 of its 5.125% Notes, due in October 2024 (the “5.125% Notes”).
(2)The 6.875% Notes, due 2025 (the “6.875% Notes”) are due in May 2025.
(3)Includes unamortized debt discounts and unamortized debt issuance costs related to outstanding notes and bonds listed in the table above and various financing arrangements related to subsidiaries.

Public Debt
In January 2023, the Company repurchased approximately $26 aggregate principal amount of the 5.125% Notes through an open market repurchase (“OMR”). The OMR was settled at slightly less than par value.
In March 2023, the Company completed the early partial redemption of an additional $150 aggregate principal amount of the 5.125% Notes in accordance with the terms of the notes, and paid an aggregate of $155, including accrued interest and an early termination premium of approximately $4 and $1, respectively, which were recorded in Interest expense, net, and Loss on debt redemption, respectively, in the Statement of Consolidated Operations.
In the second quarter of 2024, the Company repurchased approximately $23 aggregate principal amount of the 6.875% Notes through an OMR. The OMR was settled at slightly more than par value.
On July 1, 2024, the Company completed the early redemption of all of the remaining outstanding principal amount of $205 of the 5.125% Notes. The Company redeemed the 5.125% Notes at par value plus accrued interest. The 5.125% Notes were redeemed with cash on hand at an aggregate redemption price of approximately $208, including accrued interest of approximately $3.
Term Loan Facilities
The Company maintains (i) a U.S. dollar-denominated, senior unsecured term loan facility (the “USD Term Loan Facility”) and (ii) a Japanese yen-denominated, senior unsecured term loan facility (the “JPY Term Loan Facility”), each of which matures on November 22, 2026 unless earlier terminated in accordance with the provisions of the applicable term loan agreement. The term loan agreements relating to these facilities contain respective covenants, including, among others, a limitation requiring the ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the agreements) as of the end of each fiscal quarter for the period of the four fiscal quarters most recently ended, to be less than or equal to 3.75 to 1.00. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants under the USD Term Loan Facility and JPY Term Loan Facility.
The amounts outstanding under the USD Term Loan Facility were $200 as of June 30, 2024 and December 31, 2023. The amounts outstanding under the JPY Term Loan Facility were ¥29,702 million ($185) and ¥29,702 million ($211) as of June 30, 2024 and December 31, 2023, respectively. The Company has entered into interest rate swaps to exchange the floating interest rates of the USD Term Loan Facility and JPY Term Loan Facility to fixed interest rates of 5.795% and 2.044%, respectively.
Credit Facility
The Company has entered into a Five-Year Revolving Credit Agreement (the “Credit Agreement”) that provides a $1,000 senior unsecured revolving credit facility that matures on July 27, 2028. The Credit Agreement contains covenants, including, among others, a limitation requiring the ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Credit Agreement) as of the end of each fiscal quarter for the period of the four fiscal quarters most recently ended, to be less than or equal to 3.75 to 1.00. As of June 30, 2024 and December 31, 2023, the Company was in compliance with all covenants under the Credit Agreement.
There were no amounts outstanding under the Credit Agreement as of June 30, 2024 or December 31, 2023, and no amounts were borrowed during 2024 or 2023 under the Credit Agreement.
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
There were no amounts outstanding under the commercial paper program as of June 30, 2024.

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

	June 30, 2024		December 31, 2023
	Carrying value	Fair value	Carrying value	Fair value
Long-term debt	$2,877	$2,839	$3,500	$3,504
Restricted cash, which is included in Prepaid expenses and other current assets in the Consolidated Balance Sheet, was less than $1 as of both June 30, 2024 and December 31, 2023.
P. Divestiture
2024 Divestiture
On May 31, 2024, the Company completed the sale of a small manufacturing facility in the U.K. within the Engineered Structures segment, which resulted in a charge of $14 in the second quarter of 2024 that was recorded in Restructuring and other charges in the Statement of Consolidated Operations. The sale remains subject to certain post-closing adjustments.
Q. Contingencies, Commitments and Other Liabilities
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
The Company’s remediation reserve balance was $17 as of both June 30, 2024 and December 31, 2023, and was recorded in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet (of which $7 was classified as a current liability for both periods), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Payments related to remediation expenses applied against the reserve were less than $1 and $1 in the second quarter and six months ended June 30, 2024, respectively, and included expenditures currently mandated, as well as those not required by any regulatory authority or third party.
Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be less than 1% of Cost of goods sold.
Tax. In December 2013 and 2014, the Company received audit assessment notices from the French Tax Authority (“FTA”) for the 2010 through 2012 tax years. In 2016, the Company appealed to the Committee of the Abuse of Tax Law, where it received a favorable nonbinding decision. The FTA disagreed with the Committee of the Abuse of Tax Law’s opinion, and the Company appealed to the Montreuil Administrative Court, where in 2020 the Company prevailed on the merits. The FTA appealed this decision to the Paris Administrative Court of Appeal in 2021. On March 31, 2023, the Company received an adverse decision from the Paris Administrative Court of Appeal. The Company appealed this decision to the French Administrative Supreme Court. The assessment amount was $17 (€16 million), including $10 (€9 million) of tax and interest up through 2017 and $7 (€7 million) of penalties. The Company estimates additional interest to be $2 (€2 million). On July 23, 2024, the Company received the French Administrative Supreme Court’s decision. That decision upheld the assessment of $10 (€9 million) of tax and interest, while cancelling the penalties of $7 (€7 million) and remanding the penalty assessment issue to the Paris

Administrative Court of Appeal for reexamination. As a result, the Company has no further right to appeal the assessment of tax and interest but will continue to protest the penalties.
In 2023, the Company recorded an income tax reserve in Provision for income taxes in the Statement of Consolidated Operations of $21 (€19 million), which includes tax, estimated interest and penalties, for the 2010 through 2012 tax years, as well as the remaining tax years open for reassessment (2020-2023). In accordance with FTA dispute resolution practices, the Company paid the assessment amount including tax, interest, and penalties, to the FTA in December 2023 and is expecting to pay the additional interest assessment in 2024. The Company also paid the estimated tax related to the 2020-2023 tax years during 2023. No changes were made to the income tax reserve as of June 30, 2024 as a result of the French Administrative Supreme Court’s decision. Beginning in the third quarter of 2024, the Company will no longer record an uncertain tax position related to the tax and interest assessed. We will continue to record an income tax reserve for penalties determined more than likely to be upheld, until the uncertain tax position is settled.
Indemnified Matters. The Separation and Distribution Agreement, dated October 31, 2016, that the Company entered into with Alcoa Corporation in connection with its separation from Alcoa Corporation, provides for cross-indemnities between the Company and Alcoa Corporation for claims subject to indemnification. The Separation and Distribution Agreement, dated March 31, 2020, that the Company entered into with Arconic Corporation in connection with its separation from Arconic Corporation, provides for cross-indemnities between the Company and Arconic Corporation for claims subject to indemnification. Among other claims that are covered by these indemnities, Arconic Corporation indemnifies the Company (previously named Arconic Inc. and, prior to that, Alcoa Inc.) for all potential liabilities associated with the fire that occurred at the Grenfell Tower in London, U.K. on June 14, 2017, including the following legal proceedings, as updated from the Form 10-K:
United Kingdom Litigation (various claims on behalf of survivors and estates of decedents). On June 21, 2024, the Company was joined as a party to proceedings initiated by the Royal Borough of Kensington and Chelsea that are currently pending against AAP SAS and Whirlpool. The pending proceedings are stayed until December 10, 2024.
With respect to Raul v. Albaugh, et al. (derivative related claim) and the regulatory investigations in the U.K. described in the Form 10-K, there are no updates.
Lehman Brothers International (Europe) Legal Proceeding. On June 26, 2020, Lehman Brothers International (Europe) (“LBIE”) filed proceedings in the High Court of Justice, Business and Property Courts of England and Wales against two subsidiaries of the Company, FR Acquisitions Corporation (Europe) Ltd and JFB Firth Rixson Inc. (collectively, the “Firth Rixson Entities”). The proceedings concerned two interest rate swap transactions that the Firth Rixson Entities entered into with LBIE in 2007 and 2008. On June 15, 2023, the Company, the Firth Rixson Entities, and LBIE reached a full and final settlement of all claims arising out of the LBIE legal proceeding. The settlement provided for a payment of $40: $15 paid in July 2023 and $25 paid in July 2024.
Lockheed Martin Corp v. Howmet Aerospace Inc. On November 30, 2023, Lockheed Martin Corporation (“Lockheed Martin”) filed a complaint in federal district court in the Northern District of Texas against the Company and its subsidiary RTI Advanced Forming, Inc. (“RTI”) as defendants. The complaint alleged that the Company and RTI breached a Master Purchase Order between Lockheed Martin and RTI related to the F-35 Joint Strike Fighter production program between Lockheed Martin and the United States government (the “F-35 Program”) by seeking a fair market price adjustment for the provision of titanium mill products under RTI’s separate agreements with Lockheed Martin’s subcontractors for the F-35 Program. Following various claims and counterclaims and court-ordered mediation, the parties reached a confidential settlement agreement on April 2, 2024, to supply until December 31, 2026 subject to revised terms mutually agreed to by the parties. The settlement had no material impact on the results of operations in the current year. The parties stipulated to the dismissal of all claims and counterclaims with prejudice on April 2, 2024.
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
Commitments
Guarantees. As of June 30, 2024, Howmet had outstanding bank guarantees related to tax matters, environmental obligations, energy contracts, and customs duties, among others. The total amount committed under these guarantees, which expire at various dates between 2024 and 2027, was $22 as of June 30, 2024.
Pursuant to the Separation and Distribution Agreement, dated as of October 31, 2016, between Howmet and Alcoa Corporation, Howmet was required to provide certain guarantees for Alcoa Corporation, which were included in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet. The remaining guarantee which had a fair value of $6 as of June 30, 2024 and December 31, 2023, for which the Company and Arconic Corporation are secondarily liable in the event of a payment default by Alcoa Corporation, relates to a long-term energy supply agreement that expires in 2047 at an Alcoa Corporation facility. The Company currently views the risk of an Alcoa Corporation payment default on its obligations under the contract to be remote. The Company and Arconic Corporation are required to provide a guarantee up to an estimated present value amount of approximately $1,131 as of both June 30, 2024 and December 31, 2023 in the event of an Alcoa Corporation default. In December 2023, a surety bond with a limit of $80 relating to this guarantee was obtained by Alcoa Corporation to protect Howmet’s obligation. This surety bond will be renewed on an annual basis by Alcoa Corporation.
Letters of Credit. The Company has outstanding letters of credit primarily related to workers’ compensation, environmental obligations, and insurance obligations, among others. The total amount committed under these letters of credit, which automatically renew or expire at various dates, primarily in 2024 and 2025, was $96 as of June 30, 2024.
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
Surety Bonds. The Company has outstanding surety bonds primarily related to workers’ compensation, customs duties, environmental-related matters, and contract performance. The total amount committed under these annual surety bonds, which automatically renew or expire at various dates, primarily in 2024 and 2025, was $43 as of June 30, 2024.
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
Other Liabilities
Supplier Financing Arrangements. On January 1, 2023, the Company adopted the changes issued by the FASB related to disclosure requirements of supplier finance program obligations. We offer voluntary supplier finance programs to suppliers who may elect to sell their receivables to third parties at the sole discretion of both the suppliers and the third parties. The program is at no cost to the Company and provides additional liquidity to our suppliers, if they desire, at their cost. Under these programs, the Company pays the third party bank rather than the supplier, the stated amount of the confirmed invoices on the original maturity date of the invoices. The Company or the third party bank may terminate a program upon at least 30 days’ notice. Supplier invoices under the program require payment in full no more than 120 days of the invoice date. As of June 30, 2024 and December 31, 2023, supplier invoices that are subject to future payment under these programs were $287 and $258, respectively, and are included in Accounts payable, trade in the Consolidated Balance Sheet.
R. Subsequent Events
Management evaluated all activity of Howmet and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as noted below:
See Note N regarding the early redemption of the remaining outstanding 5.125% Notes.
See Note H regarding an increase in share repurchase authorization by the Company’s Board of Directors.
On July 30, 2024, the Company’s Board of Directors declared a dividend of $0.08 per share on its common stock to be paid on August 26, 2024 to holders of record as of the close of business on August 9, 2024. The quarterly dividend represents a 60% increase from the second quarter 2024 dividend of $0.05 per share.

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
In the six months ended June 30, 2024, the Company derived approximately 51% of its revenue from products sold to the commercial aerospace market which is less than the pre-pandemic 2019 annual rate of approximately 60%. Aircraft production in the commercial aerospace industry continues to recover based on increases in demand for narrow body and wide body aircraft. We expect commercial aerospace wide body demand to grow faster than narrow body demand on a production percentage basis. Quality control issues at The Boeing Company (“Boeing”) are expected to negatively impact narrow body and wide body production rates in the near term. For instance, the Federal Aviation Administration stated that it will not approve production rate increases or additional production lines for the Boeing 737 MAX until it is satisfied that Boeing is in full compliance with required quality control procedures. Boeing production levels have a material impact on the financial performance of Howmet. The timing and level of future aircraft builds by original equipment manufacturers (“OEM”) are subject to changes and uncertainties, which may cause our future results to differ from prior periods due to changes in product mix in certain segments.
For additional information regarding the ongoing risks related to our business, see section Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Results of Operations
Earnings Summary:
Sales. Sales were $1,880 in the second quarter of 2024 compared to $1,648 in the second quarter of 2023 and $3,704 in the six months ended June 30, 2024 compared to $3,251 in the six months ended June 30, 2023. The increase of $232, or 14%, in the second quarter of 2024 and the increase of $453, or 14%, in the six months ended June 30, 2024 was primarily due to higher volumes in the commercial aerospace, defense aerospace, and industrial and other markets, and favorable product pricing partially offset by lower volumes in the commercial transportation market.
Cost of goods sold (“COGS”). COGS as a percentage of Sales was 68.5% in the second quarter of 2024 compared to 72.6% in the second quarter of 2023 and 69.6% in the six months ended June 30, 2024 compared to 72.6% in the six months ended June 30, 2023. The decrease in the second quarter and six months ended June 30, 2024 was primarily due to higher volumes and favorable product pricing, partially offset by increased net headcount, primarily in the Engine Products segment, in support of expected revenue increases. There were total COGS net reimbursements of $6 in the second quarter and six months ended June 30, 2024 related to a mechanical failure resulting in substantial heat and fire-related damage to equipment at the Forged Wheels’ cast house in Barberton, Ohio in the third quarter of 2022 (the “Barberton Cast House Incident”), compared to total COGS net reimbursements of $4 and net charges of zero in the second quarter and six months ended June 30, 2023, respectively, related to the fire that occurred at a Fastening Systems plant in France in 2019 (the “France Plant Fire”) and Barberton Cast House Incident. The Company is negotiating resolution of the insurance claim related to the France Plant Fire. The insurance claim related to the Barberton Cast House Incident was settled in the second quarter of 2024.
Selling, general administrative, and other expenses (“SG&A”). SG&A expenses were $97 in the second quarter of 2024 compared to $88 in the second quarter of 2023 and $185 in the six months ended June 30, 2024 compared to $163 in the six months ended June 30, 2023. The increase of $9, or 10%, in the second quarter of 2024 and $22, or 13% in the six months ended June 30, 2024 was primarily due to higher employment costs.
Restructuring and other charges. Restructuring and other charges were $22 in the second quarter of 2024 compared to $3 in the second quarter of 2023 or an increase of $19. Restructuring and other charges were $22 in the six months ended June 30, 2024 compared to $4 in the six months ended June 30, 2023 or an increase of $18. Restructuring and other charges for the second quarter and six months ended June 30, 2024 were primarily due to a loss on the sale of a small U.K. manufacturing facility in Engineered Structures of $14 and layoff costs of $7. Restructuring and other charges for the second quarter of 2023 were primarily due to charges for a U.S. pension plan settlement of $3. Restructuring and other charges for the six months ended June 30, 2023 were primarily due to charges for a U.S. pension plan settlement of $3 and exit related costs, including accelerated depreciation, of $2.

See Note D to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail.
Interest expense, net. Interest expense, net was $49 in the second quarter of 2024 compared to $55 in the second quarter of 2023 and $98 in the six months ended June 30, 2024 compared to $112 in the six months ended June 30, 2023. The decrease of $6, or 11%, in the second quarter of 2024 and $14, or 13%, in the six months ended June 30, 2024 was primarily due to early partial redemptions of the 5.125% Notes due October 2024 (the “5.125% Notes”) in September 2023 and December 2023 that, in addition to the early partial redemptions of such notes in January 2023 and March 2023, reduced the average level of long-term debt.
See Note N to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail related to the Company’s debt.
Loss on debt redemption. Debt redemption or tender premiums include the cost to redeem or repurchase certain of the Company’s notes at a price which may be equal to the greater of the principal amount or the sum of the present values of the remaining scheduled payments, discounted using a defined treasury rate plus a spread, or a price based on the market price of its notes. Loss on debt redemption was less than $1 in the second quarter of 2024 compared to zero in the second quarter of 2023 and less than $1 in the six months ended June 30, 2024 compared to $1 in the six months ended June 30, 2023. The decrease in the six months ended June 30, 2024 was due to the debt premiums paid on the early partial redemption of the 5.125% Notes in the first quarter of 2023.
See Note N to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail related to the Company’s debt.
Other expense (income), net. Other expense, net was $15 in the second quarter of 2024 compared to Other income, net of $13 in the second quarter of 2023 and Other expense, net was $32 in the six months ended June 30, 2024 compared to Other income, net of $6 in the six months ended June 30, 2023. The increase in expense of $28 in the second quarter of 2024 was primarily due to the reversal in the second quarter ended June 30, 2023 of $25, net of legal fees of $1, (the “LBIE Reversal in 2023”) of the $65 pre-tax charge taken in the third quarter of 2022 related to the Lehman Brothers International (Europe) legal proceeding as a result of the final settlement of such proceeding in June 2023 (See Note Q to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for reference) and an increase of foreign currency losses of $4. The increase in expense of $38 in the six months ended June 30, 2024 was primarily due to the LBIE Reversal in 2023 and increases in foreign currency losses, net, of $9. Non-service related net periodic benefit costs related to defined benefit plans is expected to increase by approximately $5 for the full year 2024 versus 2023.
Provision for income taxes. The estimated annual effective tax rate, before discrete items, applied to ordinary income was 21.7% in both the second quarter and six months ended June 30, 2024 compared to 23.0% in both the second quarter and six months ended June 30, 2023. The tax rate including discrete items was 20.4% in the second quarter of 2024 compared to 20.6% in the second quarter of 2023. A discrete tax benefit of $5 was recorded in the second quarter of 2024 compared to a discrete net tax benefit of $7 in the second quarter of 2023. The tax rate including discrete items was 20.1% in the six months ended June 30, 2024 compared to 26.3% in the six months ended June 30, 2023. A discrete net tax benefit of $12 was recorded in the six months ended June 30, 2024 compared to a discrete net tax charge of $14, which included the income tax reserve recorded as a result of the French tax litigation (See Note Q to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for reference), recorded in the six months ended June 30, 2023. The 2024 estimated annual effective tax rate is lower than the 2023 rate primarily due to a U.S. tax benefit recognized for foreign tax credits in 2024 and lower net U.S. tax on Global Intangible Low-Taxed Income and other foreign earnings.
See Note G to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail.
Net income. Net income was $266, or $0.65 per diluted share, in the second quarter of 2024 compared to $193, or $0.46 per diluted share, in the second quarter of 2023 and $509, or $1.23 per diluted share, in the six months ended June 30, 2024 compared to $341, or $0.81 per diluted share, in the six months ended June 30, 2023. The increase of $73 in the second quarter of 2024 and $168 in the six months ended June 30, 2024 was primarily due to higher volumes in the commercial aerospace, defense aerospace, and industrial and other markets, favorable product pricing, and a reduction in interest expense due to lower long-term debt levels.

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
Engine Products

	Second quarter ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Third-party sales	$933	$821	$1,818	$1,616
Segment Adjusted EBITDA	292	223	541	435
Segment Adjusted EBITDA Margin	31.3%	27.2%	29.8%	26.9%
Third-party sales for the Engine Products segment increased $112, or 14%, in the second quarter of 2024 compared to the second quarter of 2023, primarily due to growth in the commercial aerospace, defense aerospace, oil and gas, and industrial gas turbine markets.
Third-party sales for the Engine Products segment increased $202, or 13%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to growth in the commercial aerospace, defense aerospace, oil and gas, and industrial gas turbine markets.
Segment Adjusted EBITDA for the Engine Products segment increased $69, or 31%, in the second quarter of 2024 compared to the second quarter of 2023, primarily due to growth in the commercial aerospace, defense aerospace, oil and gas, and industrial gas turbine markets. The segment absorbed approximately 315 net headcount in the second quarter of 2024, in support of expected revenue increases.
Segment Adjusted EBITDA for the Engine Products segment increased $106, or 24%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to growth in the commercial aerospace, defense aerospace, oil and gas, and industrial gas turbine markets. The segment absorbed approximately 750 net headcount in the six months ended June 30, 2024, in support of expected revenue increases, resulting in unfavorable near-term recruiting, training and operational costs.
Segment Adjusted EBITDA Margin for the Engine Products segment increased approximately 410 basis points in the second quarter of 2024 compared to the second quarter of 2023, primarily due to growth in the commercial aerospace, defense aerospace, oil and gas, and industrial gas turbine markets.
Segment Adjusted EBITDA Margin for the Engine Products segment increased approximately 290 basis points in the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to growth in the commercial aerospace, defense aerospace, oil and gas, and industrial gas turbine markets, partially offset by an increase in headcount and inflationary costs.
In 2024, as compared to 2023, demand in the commercial aerospace, defense aerospace, oil and gas, and industrial gas turbine markets is expected to increase. However, quality control issues at Boeing are expected to negatively impact narrow body and wide body production rates in the near term.

Fastening Systems

	Second quarter ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Third-party sales	$394	$329	$783	$641
Segment Adjusted EBITDA	101	64	193	122
Segment Adjusted EBITDA Margin	25.6%	19.5%	24.6%	19.0%
Third-party sales for the Fastening Systems segment increased $65, or 20%, in the second quarter of 2024 compared to the second quarter of 2023, primarily due to growth in the commercial aerospace market, including wide body recovery.
Third-party sales for the Fastening Systems segment increased $142 or 22% in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to growth in the commercial aerospace market, including wide body recovery.
Segment Adjusted EBITDA for the Fastening Systems segment increased $37, or 58%, in the second quarter of 2024 compared to the second quarter of 2023, primarily due to growth in the commercial aerospace market as well as productivity gains.
Segment Adjusted EBITDA for the Fastening Systems segment increased $71, or 58%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to growth in the commercial aerospace market as well as productivity gains.
Segment Adjusted EBITDA Margin for the Fastening Systems segment increased approximately 610 basis points in the second quarter of 2024 compared to the second quarter of 2023, primarily due to growth in the commercial aerospace market as well as productivity gains.
Segment Adjusted EBITDA Margin for the Fastening Systems segment increased approximately 560 basis points in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to growth in the commercial aerospace market as well as productivity gains.
In 2024, as compared to 2023, demand in the commercial aerospace and industrial markets is expected to increase. However, quality control issues at Boeing are expected to negatively impact narrow body and wide body production rates in the near term.
Engineered Structures

	Second quarter ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Third-party sales	$275	$200	$537	$407
Segment Adjusted EBITDA	40	20	77	50
Segment Adjusted EBITDA Margin	14.5%	10.0%	14.3%	12.3%
Third-party sales for the Engineered Structures segment increased $75, or 38%, in the second quarter of 2024 compared to the second quarter of 2023, primarily due to growth in the commercial aerospace market, including wide body recovery, and the defense aerospace market.
Third-party sales for the Engineered Structures segment increased $130, or 32%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to growth in the commercial aerospace market, including wide body recovery, and the defense aerospace market.
Segment Adjusted EBITDA for the Engineered Structures segment increased $20, or 100%, in the second quarter of 2024 compared to the second quarter of 2023, primarily due to growth in the commercial aerospace and defense aerospace markets.
Segment Adjusted EBITDA for the Engineered Structures segment increased $27, or 54%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to growth in the commercial aerospace and defense aerospace markets.
Segment Adjusted EBITDA Margin for the Engineered Structures segment increased approximately 450 basis points in the second quarter of 2024 compared to the second quarter of 2023, primarily due to growth in the commercial aerospace and defense aerospace markets.

Segment Adjusted EBITDA Margin for the Engineered Structures segment increased approximately 200 basis points in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to growth in the commercial aerospace and defense aerospace markets, partially offset by an increase in headcount and inflationary costs.
In 2024, as compared to 2023, demand in the commercial aerospace and defense aerospace markets is expected to increase. However, quality control issues at Boeing are expected to negatively impact narrow body and wide body production rates in the near term.
Forged Wheels

	Second quarter ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Third-party sales	$278	$298	$566	$587
Segment Adjusted EBITDA	75	81	157	160
Segment Adjusted EBITDA Margin	27.0%	27.2%	27.7%	27.3%
Third-party sales for the Forged Wheels segment decreased $20, or 7%, in the second quarter of 2024 compared to the second quarter of 2023, primarily due to lower volumes in the commercial transportation market as well as a decrease in aluminum price and other inflationary cost pass through.
Third-party sales for the Forged Wheels segment decreased $21, or 4%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to lower volumes in the commercial transportation market as well as a decrease in aluminum price and other inflationary cost pass through.
Segment Adjusted EBITDA for the Forged Wheels segment decreased $6, or 7%, in the second quarter of 2024 compared to the second quarter of 2023, primarily due to lower volumes in the commercial transportation market.
Segment Adjusted EBITDA for the Forged Wheels segment decreased $3, or 2%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to lower volumes in the commercial transportation market.
Segment Adjusted EBITDA Margin for the Forged Wheels segment decreased approximately 20 basis points in the second quarter of 2024 compared to the second quarter of 2023, primarily due to lower volumes in the commercial transportation market partially offset by aluminum prices and other inflationary cost pass through.
Segment Adjusted EBITDA Margin for the Forged Wheels segment increased approximately 40 basis points in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to lower aluminum prices and other inflationary cost pass through partially offset by lower volumes in the commercial transportation market.
In 2024, as compared to 2023, demand in the commercial transportation markets served by Forged Wheels is expected to decrease in the second half in most regions due to lower OEM builds.
Howmet Wheel Systems Mexico S. DE R.L. D.E. C.V. (“Howmet Mexico”) has closed an investigation with Daimler Trucks North America (“DTNA”) related to two reports (involving four wheels) of potential rapid air loss associated with steer axle applications for Part ULA18X Alcoa® Wheels that were manufactured by Howmet Mexico’s facility in Monterrey, Mexico between November 2022 and August 2023. DTNA filed a Defect Information Report with the National Highway Safety Transportation Administration (“NHTSA”) and a similar report with Transport Canada, which initiated a recall for Part ULA18X Alcoa® Wheels manufactured during the Affected Period by Howmet Mexico that were sold in the United States and Canada. Following the investigation, it was determined that the rapid air loss events did not occur as reported. DTNA subsequently rescinded its recall with NHTSA on May 25, 2024 and Transport Canada will not require a recall. The impacts from this event were not material to the results of our operations.

Reconciliation of Total Segment Adjusted EBITDA to Income before income taxes

	Second quarter ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
Income before income taxes	$334	$243	$637	$463
Loss on debt redemption	—	—	—	1
Interest expense, net	49	55	98	112
Other expense (income), net	15	(13)	32	(6)
Operating income	$398	$285	$767	$570
Segment provision for depreciation and amortization	67	66	132	130
Unallocated amounts:
Restructuring and other charges	22	3	22	4
Corporate expense	21	34	47	63
Total Segment Adjusted EBITDA	$508	$388	$968	$767
Total Segment Adjusted EBITDA is a non-GAAP financial measure. Management believes that this measure is meaningful to investors because it provides additional information with respect to the Company’s operating performance and the Company’s ability to meet its financial obligations. Differences between the total segment and consolidated totals are in Corporate.
See Restructuring and other charges, Interest expense, net, Loss on debt redemption, and Other expense (income), net discussions above, under “Results of Operations” for reference.
Corporate expense decreased $13, or 38%, in the second quarter of 2024 compared to the second quarter of 2023, primarily due to lower costs associated with closures, supply chain disruptions, and other items of $10, lower costs related to the collective bargaining agreement negotiations of $7, and higher net reimbursements related to the France Plant Fire and the Barberton Cast House Incident of $2, partially offset by higher employment costs in 2024.
Corporate expense decreased $16, or 25%, in the six months ended June 30, 2024 compared to the six months ended June 30, 2023, primarily due to lower costs associated with closures, supply chain disruptions, and other items of $10, lower costs related to the collective bargaining agreement negotiations of $7, and higher net reimbursements related to the France Plant Fire and the Barberton Cast House Incident of $6, partially offset by higher employment and legal costs in 2024.
Environmental Matters
See the Environmental Matters section of Note Q to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Subsequent Events
See Note R to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for subsequent events.
Liquidity and Capital Resources
Operating Activities
Cash provided from operations was $574 in the six months ended June 30, 2024 compared to $252 in the six months ended June 30, 2023. The increase of $322 was primarily due to higher operating results of $217 and lower working capital of $111, partially offset by higher pension contributions of $5. The components of the change in working capital primarily included favorable changes in accounts payable of $86, receivables of $41, prepaid expenses and other current assets of $14, partially offset by $18 of taxes, including income taxes, inventories of $10 and compensation related payments and other accrued expenses of $2.
Management expects Howmet’s estimated pension contributions and other postretirement benefit payments in 2024 to be approximately $65.
Financing Activities
Cash used for financing activities was $301 in the six months ended June 30, 2024 compared to $403 in the six months ended June 30, 2023. The decrease of $102, or 25%, was primarily due to payments made in 2023 in connection with the reduction of long-term debt of $153 (See Note N to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference) and a decrease in taxes paid for the net share settlement of equity awards of $43, partially offset by an increase in common stock repurchases of $85 and increased dividends paid to common stock shareholders of $7 due to a $0.01 increase in dividends per common share.

On July 30, 2024, the Company’s Board of Directors declared a dividend of $0.08 per share on its common stock to be paid on August 26, 2024 to holders of record as of the close of business on August 9, 2024. The quarterly dividend represents a 60% increase from the second quarter 2024 dividend of $0.05 per share. On July 30, 2024, the Board of Directors of Howmet Aerospace approved the establishment of a 2025 dividend policy to pay cash dividends on the Company’s common stock in 2025 at a rate of 15% plus or minus 5% of net income excluding special items. The declaration of future common stock dividends is subject to the discretion and approval of the Board of Directors of Howmet after the Board’s consideration of all factors it deems relevant and subject to applicable law. The Company may modify, suspend, or cancel the dividend policy in any manner and at any time that it may deem necessary or appropriate.
On July 1, 2024, the Company completed the early redemption of all of the remaining outstanding principal amount of $205 of its 5.125% Notes. The Company redeemed the 5.125% Notes at par value plus accrued interest. The 5.125% Notes were redeemed with cash on hand at an aggregate redemption price of approximately $208, including accrued interest of approximately $3. The Company also repurchased approximately $23 aggregate principal amount of its 6.875% Notes due May 2025 (the “6.875% Notes”) with cash on hand in the second quarter of 2024. As a result of the redemption of the remaining outstanding 5.125% Notes and the repurchase of $23 aggregate principal amount of the 6.875% Notes, Interest expense, net is expected to be reduced annually by $12.
The Company maintains a credit facility (the “Credit Facility) pursuant to its Five-Year Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and issuers named therein (See Note N to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference). There were no amounts outstanding under the Credit Agreement as of June 30, 2024 or December 31, 2023, and no amounts were borrowed during 2024 or 2023 under the Credit Agreement.
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
The Company has an effective shelf registration statement on Form S-3, filed with the SEC, which allows for offerings of debt securities from time to time. The Company may opportunistically issue new debt securities in accordance with securities laws or utilize commercial paper in order to, but not limited to, refinance existing indebtedness. The Company continues to evaluate whether, when, and to what extent it may access capital markets, including any plans to refinance the 6.875% Notes due May 2025. Our ability to refinance our indebtedness or enter into alternative financings in adequate amounts on commercially reasonable terms, or terms acceptable to us, may be affected by circumstances and economic events outside of our control. In the event that a refinancing does not occur before the May 2025 maturity date of the 6.875% Notes, the Company believes that its projected cash on hand, availability under the Credit Facility, and its commercial paper program will enable the Company to repay the 6.875% Notes.
In the future, the Company may, from time to time, redeem portions of its debt securities or repurchase portions of its debt or equity securities, including but not limited to the 6.875% Notes, in either the open market or through privately negotiated transactions, in accordance with applicable SEC and other legal requirements. The timing, prices, and sizes of purchases depend upon prevailing trading prices, general economic and market conditions, and other factors, including applicable securities laws. Such purchases may be completed by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases, tender offers, and/or accelerated share repurchase agreements or other derivative transactions.
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
Investing Activities
Cash used for investing activities was $129 in the six months ended June 30, 2024 compared to $105 in the six months ended June 30, 2023. The increase of $24, or 23%, was primarily due to an increase in capital expenditures of $32 primarily related to capacity expansion projects in Engine Products and Forged Wheels and various automation projects, partially offset by proceeds primarily from the sale of assets at a small U.K. manufacturing facility in Engine Products of $8.
Recently Adopted and Recently Issued Accounting Guidance
See Note B to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Forward-Looking Statements
This report contains (and oral communications made by Howmet may contain) statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates”, “believes”, “could”, “estimates”, “expects”, “forecasts”, “goal”, “guidance”, “intends”, “may”, “outlook”, “plans”, “projects”, “seeks”, “sees”, “should”, “targets”, “will”, “would”, or other words of similar meaning. All statements that reflect Howmet’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements, forecasts and outlook relating to the condition of end markets; future financial results or operating performance; future strategic actions; Howmet’s strategies, outlook, and business and financial prospects; and any future dividends, debt issuances, debt reduction and repurchases of its common stock. These statements reflect beliefs and assumptions that are based on Howmet’s perception of historical trends, current conditions and expected future developments, as well as other factors Howmet believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict, which could cause actual results to differ materially from those indicated by these statements. Such risks and uncertainties include, but are not limited to: (a) deterioration in global economic and financial market conditions generally; (b) adverse changes in the markets served by Howmet; (c) the impact of potential cyber attacks and information technology or data security breaches; (d) the loss of significant customers or adverse changes in customers’ business or financial conditions; (e) manufacturing difficulties or other issues that impact product performance, quality or safety; (f) inability of suppliers to meet obligations due to supply chain disruptions or otherwise; (g) failure to attract and retain a qualified workforce and key personnel, labor disputes or other employee relations issues; (h) the inability to achieve anticipated or targeted revenue growth, cash generation, restructuring plans, cost reductions, improvement in profitability, or strengthening of competitiveness and operations; (i) inability to meet increased demand, production targets or commitments; (j) competition from new product offerings, disruptive technologies or other developments; (k) geopolitical, economic, and regulatory risks relating to Howmet’s global operations, including geopolitical and diplomatic tensions, instabilities, conflicts and wars, as well as compliance with U.S. and foreign trade and tax laws, sanctions, embargoes and other regulations; (l) the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation, which can expose Howmet to substantial costs and liabilities; (m) failure to comply with government contracting regulations; (n) adverse changes in discount rates or investment returns on pension assets; and (o) the other risk factors summarized in Howmet’s Form 10-K for the year ended December 31, 2023 and other reports filed with the U.S. Securities and Exchange Commission. Market projections are subject to the risks discussed above and other risks in the market. Credit ratings are not a recommendation to buy or hold any Howmet securities, and they may be revised or revoked at any time at the sole discretion of the credit rating organizations. The statements in this report are made as of the date of the filing of this report. Howmet disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.

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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
See Note Q to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to the Company’s repurchases of its common stock during the quarter ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)(2)
April 1 - April 30, 2024	—	$—	—	$547
May 1 - May 31, 2024	615,617	$81.22	615,617	$497
June 1 - June 30, 2024	119,120	$83.95	119,120	$487
Total for quarter ended June 30, 2024	734,737	$81.66	734,737
(1)Excludes commissions cost.
(2)On August 18, 2021, the Company announced that its Board of Directors authorized a share repurchase program (the “Share Repurchase Program”) of up to $1,500 million of the Company's outstanding common stock. After giving effect to the share repurchases made through June 30, 2024 and as of such date, approximately $487 million Board authorization remained available. See Part II, Item 5 (Other Information) for additional information about the Company’s Share Repurchase Program.

Item 5. Other Information
On July 30, 2024, the Company’s Board of Directors authorized a $2,000 million increase to the Company’s Share Repurchase Program, which, together with the remaining authorization of approximately $487 million, results in a Share Repurchase Program of up to approximately $2,487 million of the Company’s outstanding common stock. The Company has approximately 408 million shares of common stock outstanding as of July 26, 2024. Under the Share Repurchase Program, the Company may repurchase shares by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements or other derivative transactions. There is no stated expiration for the Share Repurchase Program. Under the Share Repurchase Program, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the Share Repurchase Program may be suspended, modified or terminated at any time without prior notice.

Item 6. Exhibits.

10.1	Howmet Aerospace Stock Incentive Plan, as Amended and Restated, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 29, 2024.
10.2	Restricted Share Unit Retention Award Agreement for Michael N. Chanatry, dated as of April 15, 2024.
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Howmet Aerospace Inc.

July 30, 2024	/s/ Ken Giacobbe
Date	Ken Giacobbe
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

July 30, 2024	/s/ Barbara L. Shultz
Date	Barbara L. Shultz
Vice President and Controller
(Principal Accounting Officer)