Form 10-Q
period 2024-09-30
Howmet Aerospace Inc.
filed 2024-11-07
CIK 4281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of November 4, 2024, there were 406,260,649 shares of common stock, par value $1.00 per share, of the registrant outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.
Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Operations (unaudited)
(in millions, except per-share amounts)

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Sales (C)	$1,835	$1,658	$5,539	$4,909
Cost of goods sold (exclusive of expenses below)	1,253	1,183	3,830	3,543
Selling, general administrative, and other expenses	85	87	270	250
Research and development expenses	9	9	26	27
Provision for depreciation and amortization	68	68	204	204
Restructuring and other (credits) charges (D)	(1)	4	21	8
Operating income	421	307	1,188	877
Loss on debt redemption (N)	6	—	6	1
Interest expense, net	44	54	142	166
Other expense, net (F)	17	11	49	5
Income before income taxes	354	242	991	705
Provision for income taxes (G)	22	54	150	176
Net income	$332	$188	$841	$529

Amounts Attributable to Howmet Aerospace Common Shareholders (H):
Net income	$331	$187	$839	$527
Earnings per share:
Basic	$0.81	$0.45	$2.06	$1.28
Diluted	$0.81	$0.45	$2.04	$1.27
Average Shares Outstanding (H):
Basic	408	412	408	412
Diluted	410	415	411	417

The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Comprehensive Income (unaudited)
(in millions)

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$332	$188	$841	$529
Other comprehensive income (loss), net of tax (I):
Change in unrecognized net actuarial loss and prior service benefit related to pension and other postretirement benefits	8	10	15	19
Foreign currency translation adjustments	71	(56)	30	(18)
Net change in unrecognized (losses) gains on cash flow hedges	(19)	4	(13)	(10)
Total Other comprehensive income (loss), net of tax	60	(42)	32	(9)
Comprehensive income	$392	$146	$873	$520
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Consolidated Balance Sheet (unaudited)
(in millions)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$475	$610
Receivables from customers, less allowances of $— in both 2024 and 2023 (J)	757	675
Other receivables	18	17
Inventories (K)	1,902	1,765
Prepaid expenses and other current assets	239	249
Total current assets	3,391	3,316
Properties, plants, and equipment, net (L)	2,358	2,328
Goodwill	4,047	4,035
Deferred income taxes	39	46
Intangibles, net	484	505
Other noncurrent assets (M)	239	198
Total assets	$10,558	$10,428
Liabilities
Current liabilities:
Accounts payable, trade (Q)	$917	$982
Accrued compensation and retirement costs	288	263
Taxes, including income taxes (G)	59	68
Accrued interest payable	25	65
Other current liabilities (M)(Q)	227	200
Long-term debt due within one year (N)	1	206
Total current liabilities	1,517	1,784
Long-term debt (N)(O)	3,393	3,500
Accrued pension benefits (E)	629	664
Accrued other postretirement benefits (E)	84	92
Other noncurrent liabilities and deferred credits (M)	432	351
Total liabilities	6,055	6,391
Contingencies and commitments (Q)
Equity
Howmet Aerospace shareholders’ equity:
Preferred stock	55	55
Common stock	407	410
Additional capital	3,386	3,682
Retained earnings	2,453	1,720
Accumulated other comprehensive loss (I)	(1,798)	(1,830)
Total equity	4,503	4,037
Total liabilities and equity	$10,558	$10,428
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)

	Nine months ended
	September 30,
	2024	2023
Operating activities
Net income	$841	$529
Adjustments to reconcile net income to cash provided from operations:
Depreciation and amortization	204	204
Deferred income taxes	39	92
Restructuring and other charges	21	8
Net realized and unrealized losses	18	17
Net periodic pension cost (E)	31	28
Stock-based compensation	54	39
Loss on debt redemption (N)	6	1
Other	4	2
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
Increase in receivables (J)	(97)	(211)
Increase in inventories	(139)	(148)
Decrease (increase) in prepaid expenses and other current assets	9	(12)
Decrease in accounts payable, trade	(67)	(57)
Decrease in accrued expenses	(42)	(18)
(Decrease) increase in taxes, including income taxes	(5)	17
Pension contributions	(33)	(19)
Increase in noncurrent assets	(6)	(2)
Decrease in noncurrent liabilities	(20)	(27)
Cash provided from operations	818	443
Financing Activities
Additions to debt (N)	500	—
Repurchases and payments on debt (N)	(805)	(376)
Debt issuance costs (N)	(5)	—
Premiums paid on early redemption of debt (N)	(5)	(1)
Repurchases of common stock	(310)	(150)
Proceeds from exercise of employee stock options	7	10
Dividends paid to shareholders	(76)	(52)
Taxes paid for net share settlement of equity awards	(48)	(77)
Cash used for financing activities	(742)	(646)
Investing Activities
Capital expenditures (C)	(219)	(164)
Proceeds from the sale of assets and businesses (D)(P)	9	1
Other	1	—
Cash used for investing activities	(209)	(163)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2)	(1)
Net change in cash, cash equivalents and restricted cash	(135)	(367)
Cash, cash equivalents and restricted cash at beginning of period	610	792
Cash, cash equivalents and restricted cash at end of period	$475	$425

The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(in millions, except per-share amounts)

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at June 30, 2023	$55	$412	$3,782	$1,334	$(1,808)	$3,775
Net income	—	—	—	188	—	188
Other comprehensive loss (I)	—	—	—	—	(42)	(42)
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	(1)	—	(1)
Common @ $0.09 per share	—	—	—	(36)	—	(36)
Repurchase and retirement of common stock (H)	—	—	(25)	—	—	(25)
Stock-based compensation	—	—	13	—	—	13
Balance at September 30, 2023	$55	$412	$3,770	$1,485	$(1,850)	$3,872

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at June 30, 2024	$55	$408	$3,486	$2,186	$(1,858)	$4,277
Net income	—	—	—	332	—	332
Other comprehensive income (I)	—	—	—	—	60	60
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	(1)	—	(1)
Common @ $0.16 per share	—	—	—	(64)	—	(64)
Repurchase and retirement of common stock (H)	—	(1)	(101)	—	—	(102)
Stock-based compensation	—	—	16	—	—	16
Common stock issued: compensation plans	—	—	(15)	—	—	(15)
Balance at September 30, 2024	$55	$407	$3,386	$2,453	$(1,798)	$4,503

The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(U.S. dollars in millions, except per-share amounts)

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2022	$55	$412	$3,947	$1,028	$(1,841)	$3,601
Net income	—	—	—	529	—	529
Other comprehensive loss (I)	—	—	—	—	(9)	(9)
Cash dividends declared:
Preferred-Class A @ $2.8125 per share	—	—	—	(2)	—	(2)
Common @ $0.17 per share	—	—	—	(70)	—	(70)
Repurchase and retirement of common stock (H)	—	(3)	(147)	—	—	(150)
Stock-based compensation	—	—	39	—	—	39
Common stock issued: compensation plans	—	3	(69)	—	—	(66)
Balance at September 30, 2023	$55	$412	$3,770	$1,485	$(1,850)	$3,872

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2023	$55	$410	$3,682	$1,720	$(1,830)	$4,037
Net income	—	—	—	841	—	841
Other comprehensive income (I)	—	—	—	—	32	32
Cash dividends declared:
Preferred-Class A @ $2.8125 per share	—	—	—	(2)	—	(2)
Common @ $0.26 per share	—	—	—	(106)	—	(106)
Repurchase and retirement of common stock (H)	—	(4)	(309)	—	—	(313)
Stock-based compensation	—	—	54	—	—	54
Common stock issued: compensation plans	—	1	(41)	—	—	(40)
Balance at September 30, 2024	$55	$407	$3,386	$2,453	$(1,798)	$4,503

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
In the nine months ended September 30, 2024, the Company derived approximately 52% of its revenue from products sold to the commercial aerospace market which is less than the pre-pandemic 2019 annual rate of approximately 60%. Aircraft production in the commercial aerospace industry continues to recover based on increases in demand for narrow body and wide body aircraft. We expect our commercial aerospace wide body and narrow body demand, including engine spares, also to continue to grow. Quality control issues at The Boeing Company (“Boeing”) are expected to negatively impact narrow body and wide body production rates in the near term. For instance, the Federal Aviation Administration stated that it will not approve production rate increases or additional production lines for the Boeing 737 MAX until it is satisfied that Boeing is in full compliance with required quality control procedures. In addition, a labor union work stoppage at Boeing has negatively impacted results. Boeing production levels have a material impact on the financial performance of Howmet. The timing and level of future aircraft builds by original equipment manufacturers are subject to changes and uncertainties, which may cause our future results to differ from prior periods due to changes in product mix in certain segments.
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
Issued
In November 2024, the FASB issued guidance to improve disclosures about an entity’s expenses including more detailed information about the components of expenses in commonly presented expense captions. These changes become effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Management is currently evaluating the impact of these changes on the Consolidated Financial Statements.
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

C. Segment Information
Howmet is a global leader in lightweight metals engineering and manufacturing. Howmet’s innovative, multi-material products, which include nickel, titanium, aluminum, and cobalt, are used worldwide in the aerospace (commercial and defense), commercial transportation, and industrial and other markets. Segment performance under Howmet’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is Segment Adjusted EBITDA. Howmet’s definition of Segment Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) is net margin plus an add-back for depreciation and amortization. Net margin is equivalent to Sales minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; Research and development expenses; and Provision for depreciation and amortization. Special items, including Restructuring and other (credits) charges, are excluded from net margin and Segment Adjusted EBITDA. Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Differences between the total segment and consolidated totals are in Corporate.
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
Forged Wheels
Forged Wheels provides forged aluminum wheels and related products for heavy-duty trucks and the commercial transportation market.

The operating results of the Company’s reportable segments were as follows:

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Third quarter ended September 30, 2024
Sales:
Third-party sales	$945	$392	$253	$245	$1,835
Inter-segment sales	3	—	3	—	6
Total sales	$948	$392	$256	$245	$1,841
Profit and loss:
Provision for depreciation and amortization	$34	$12	$10	$10	$66
Segment Adjusted EBITDA	307	102	38	64	511
Restructuring and other charges	1	1	1	1	4
Capital expenditures	55	5	5	14	79

Third quarter ended September 30, 2023
Sales:
Third-party sales	$798	$348	$227	$285	$1,658
Inter-segment sales	5	—	—	—	5
Total sales	$803	$348	$227	$285	$1,663
Profit and loss:
Provision for depreciation and amortization	$33	$12	$12	$10	$67
Segment Adjusted EBITDA	219	76	30	77	402
Restructuring and other charges	—	1	1	—	2
Capital expenditures	30	9	6	9	54

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Nine months ended September 30, 2024
Sales:
Third-party sales	$2,763	$1,175	$790	$811	$5,539
Inter-segment sales	6	—	7	—	13
Total sales	$2,769	$1,175	$797	$811	$5,552
Profit and loss:
Provision for depreciation and amortization	$100	$36	$32	$30	$198
Segment Adjusted EBITDA	848	295	115	221	1,479
Restructuring and other charges	—	3	15	1	19
Capital expenditures	143	17	16	35	211

Nine months ended September 30, 2023
Sales:
Third-party sales	$2,414	$989	$634	$872	$4,909
Inter-segment sales	12	—	1	—	13
Total sales	$2,426	$989	$635	$872	$4,922
Profit and loss:
Provision for depreciation and amortization	$97	$35	$36	$29	$197
Segment Adjusted EBITDA	654	198	80	237	1,169
Restructuring and other (credits) charges	(1)	1	7	—	7
Capital expenditures	84	23	21	25	153

The following table reconciles Total Segment Adjusted EBITDA to Income before income taxes. Differences between the total segment and consolidated totals are in Corporate.

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Total Segment Adjusted EBITDA	$511	$402	$1,479	$1,169
Segment provision for depreciation and amortization	(66)	(67)	(198)	(197)
Unallocated amounts:
Restructuring and other credits (charges)	1	(4)	(21)	(8)
Corporate expense	(25)	(24)	(72)	(87)
Operating income	$421	$307	$1,188	$877
Loss on debt redemption	(6)	—	(6)	(1)
Interest expense, net	(44)	(54)	(142)	(166)
Other expense, net	(17)	(11)	(49)	(5)
Income before income taxes	$354	$242	$991	$705
The following table reconciles total segment capital expenditures with Capital expenditures as presented in the Statement of Consolidated Cash Flows.

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Total segment capital expenditures	$79	$54	$211	$153
Corporate	3	5	8	11
Capital expenditures	$82	$59	$219	$164

The following table disaggregates segment revenue by major market served. Differences between the total segment and consolidated totals are in Corporate.

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Third quarter ended September 30, 2024
Aerospace - Commercial	$534	$245	$183	$—	$962
Aerospace - Defense	189	43	57	—	289
Commercial Transportation	—	65	—	245	310
Industrial and Other	222	39	13	—	274
Total end-market revenue	$945	$392	$253	$245	$1,835

Third quarter ended September 30, 2023
Aerospace - Commercial	$446	$209	$165	$—	$820
Aerospace - Defense	165	41	45	—	251
Commercial Transportation	—	67	—	285	352
Industrial and Other	187	31	17	—	235
Total end-market revenue	$798	$348	$227	$285	$1,658

Nine months ended September 30, 2024
Aerospace - Commercial	$1,554	$740	$575	$—	$2,869
Aerospace - Defense	566	119	174	—	859
Commercial Transportation	—	199	—	811	1,010
Industrial and Other	643	117	41	—	801
Total end-market revenue	$2,763	$1,175	$790	$811	$5,539

Nine months ended September 30, 2023
Aerospace - Commercial	$1,324	$563	$458	$—	$2,345
Aerospace - Defense	502	131	131	—	764
Commercial Transportation	—	192	—	872	1,064
Industrial and Other	588	103	45	—	736
Total end-market revenue	$2,414	$989	$634	$872	$4,909
The Company derived 67% and 63% of its revenue from the aerospace (commercial and defense) markets for the nine months ended September 30, 2024 and 2023, respectively.
On April 2, 2024, General Electric Company, one of our largest customers, completed the spin-off of its energy-focused business into GE Vernova, a new publicly traded company. Since then, General Electric Company operates as GE Aerospace. GE Aerospace and RTX Corporation each represented approximately 10% of the Company’s third-party sales in the nine months ended September 30, 2024. General Electric Company and RTX Corporation represented approximately 13% and 10%, respectively, of the Company’s third-party sales in the nine months ended September 30, 2023. These sales were primarily from the Engine Products segment.

D. Restructuring and Other (Credits) Charges

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Layoff costs	$1	$1	$8	$1
Reversals of previously recorded layoff reserves	(1)	—	(1)	(1)
Pension and Other post-retirement benefits - net settlements (E)	—	2	—	5
Net (gain) loss related to divestitures of assets and businesses (P)	(1)	—	12	—
Other	—	1	2	3
Total restructuring and other (credits) charges	$(1)	$4	$21	$8
In the third quarter of 2024, the Company recorded Restructuring and other credits of $1, which were primarily due to a $1 gain related to the resolution of post-closing adjustments from the May 2024 sale of a small U.K. manufacturing facility in Engineered Structures and a reversal of $1 for a layoff reserve related to a prior period, partially offset by a $1 charge for layoff costs.
In the nine months ended September 30, 2024, the Company recorded Restructuring and other (credits) charges of $21, which were primarily due to a net loss on the sale of a small U.K. manufacturing facility in Engineered Structures of $13, an $8 charge for layoff costs, including the separation of 293 employees (144 in Fastening Systems, 111 in Engineered Structures and 38 in Forged Wheels), and exit related costs, including accelerated depreciation, of $2, partially offset by a gain on the sale of assets at a small U.K. manufacturing facility in Engine Products of $1 and a reversal of $1 for a layoff reserve related to a prior period.
In the third quarter of 2023, the Company recorded Restructuring and other (credits) charges of $4, which were primarily due to charges for a Canadian pension plan settlement of $2, layoff charges of $1, and exit related costs, including accelerated depreciation of $1.
In the nine months ended September 30, 2023, the Company recorded Restructuring and other (credits) charges of $8, which were primarily due to charges for a U.S. and Canadian pension plan settlements of $5, exit related costs, including accelerated depreciation of $3, and layoff charges of $1, partially offset by a reversal of $1 for a layoff reserve related to a prior period.

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2023	$5	$2	$7
Cash payments	(6)	(1)	(7)
Restructuring charges	7	14	21
Other(1)	—	(14)	(14)
Reserve balances at September 30, 2024	$6	$1	$7
(1)In the nine months ended September 30, 2024, other for other exit costs included a net loss of $13 on the sale of a small U.K. manufacturing facility and a charge of $2 for accelerated depreciation, partially offset by a gain on the sale of assets at a small U.K. manufacturing facility in Engine Products of $1.
The remaining reserves as of September 30, 2024 are expected to be paid in cash during the remainder of 2024 and 2025.

E. Pension and Other Postretirement Benefits
The components of net periodic cost (benefit) were as follows:

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Pension benefits
Service cost	$1	$—	$2	$2
Interest cost	18	20	56	60
Expected return on plan assets	(17)	(18)	(52)	(55)
Recognized net actuarial loss	9	7	25	21
Settlements	—	2	—	5
Net periodic cost(1)	$11	$11	$31	$33

Other postretirement benefits
Service cost	$—	$1	$—	$1
Interest cost	1	2	4	5
Recognized net actuarial gain	(1)	(1)	(2)	(2)
Amortization of prior service benefit	(2)	(3)	(7)	(7)
Net periodic benefit(1)	$(2)	$(1)	$(5)	$(3)

(1)Service cost was included within Cost of goods sold and Selling, general administrative, and other expenses; settlements were included in Restructuring and other (credits) charges; all other cost components were recorded in Other expense, net in the Statement of Consolidated Operations.
Pension benefits
In the third quarter and nine months ended September 30, 2023, the Company applied settlement accounting to its Canadian pension plan due to lump sum payments made to participants, reducing gross pension obligations by $12. In June 2023, the Company also undertook additional actions to reduce gross pension obligations by $19 by purchasing group annuity contracts from a third-party carrier to pay and administer future annuity payments of a U.S. pension plan. Settlement charges of $2 and $5 were recognized in the third quarter and nine months ended September 30, 2023, respectively. All settlement charges were recorded in Restructuring and other (credits) charges in the Statement of Consolidated Operations.
For the third quarter and nine months ended September 30, 2024, Howmet’s combined pension contributions and other postretirement benefit payments were approximately $19 and $41, respectively. For the third quarter and nine months ended September 30, 2023, Howmet’s combined pension contributions and other postretirement benefit payments were approximately $9 and $28, respectively.
F. Other Expense, Net

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Non-service costs - pension and other postretirement benefits (E)	$8	$7	$24	$22
Interest income	(4)	(5)	(15)	(15)
Foreign currency losses, net	2	5	9	3
Net realized and unrealized losses	5	6	18	17
Deferred compensation	6	(1)	14	5
Other, net	—	(1)	(1)	(27)
Total other expense, net	$17	$11	$49	$5
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
The estimated annual effective tax rate, before discrete items, applied to ordinary income was 20.9% in both the third quarter and nine months ended September 30, 2024, and 23.0% in both the third quarter and nine months ended September 30, 2023. The 2024 rate was lower than the 2023 rate and the U.S. federal statutory rate of 21% primarily due to a net benefit related to U.S. federal and state research and development (“R&D”) credits, a U.S. deduction on Foreign Derived Intangible Income (“FDII”), and a U.S. tax benefit recognized for foreign tax credits, partially offset by additional U.S. tax on Global Intangible Low-Taxed Income (“GILTI”), incremental state tax, nondeductible expenses, and foreign earnings subject to tax in jurisdictions with tax rates higher than the U.S. federal statutory rate of 21%. The 2023 rate was higher than the U.S. federal statutory rate of 21% primarily due to additional U.S. tax on GILTI and other foreign earnings, incremental state tax and foreign taxes on earnings also subject to U.S. federal income tax, nondeductible expenses, and foreign earnings subject to tax in jurisdictions with tax rates higher than the U.S. federal statutory rate of 21%.
For the third quarter of 2024 and 2023, the tax rate including discrete items was 6.2% and 22.3%, respectively. In the third quarter of 2024, the Company recorded a discrete net tax benefit of $46 primarily attributable to a $44 net benefit related to additional U.S. federal and state R&D credits claimed for prior years upon completion of the Company’s R&D study, the substantial portion of which are U.S. federal credits which have been approved under audit by the U.S. Internal Revenue Service, and a $2 excess tax benefit for stock compensation. In the third quarter of 2023, the Company recorded a discrete net tax benefit of $1 for other small items.
For the nine months ended September 30, 2024 and 2023, the tax rate including discrete items was 15.1% and 25.0%, respectively. For the nine months ended September 30, 2024, the Company recorded a discrete net tax benefit of $58 primarily attributable to a $44 net benefit related to additional U.S. federal and state R&D credits claimed for prior years upon completion of the Company’s R&D study, the substantial portion of which are U.S. federal credits which have been approved under audit by the U.S. Internal Revenue Service, a $9 excess tax benefit for stock compensation, a $6 benefit to release a valuation allowance related to U.S. foreign tax credits, and a net tax charge of $1 for other small items. For the nine months ended September 30, 2023, the Company recorded a discrete net tax charge of $13 attributable to a $20 charge for a tax reserve established in France (See Note Q) and a net tax charge of $1 for other small items, reduced by an $8 excess tax benefit for stock compensation.
The tax provision was comprised of the following:

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Pre-tax income at estimated annual effective income tax rate before discrete items	$74	$55	$207	$162
Impact of change in estimated annual effective tax rate on previous quarter’s pre-tax income	(5)	—	—	—
Interim period treatment of operational losses in foreign jurisdictions for which no tax benefit is recognized	(1)	—	1	1
Tax reserve (Q)	—	—	—	20
Other discrete items	(46)	(1)	(58)	(7)
Provision for income taxes	$22	$54	$150	$176

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
The information used to compute basic and diluted EPS attributable to Howmet common shareholders was as follows (shares in millions in the table below):

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$332	$188	$841	$529
Less: preferred stock dividends declared	1	1	2	2
Net income available to Howmet Aerospace common shareholders - basic and diluted	$331	$187	$839	$527

Average shares outstanding - basic	408	412	408	412
Effect of dilutive securities:
Stock and performance awards	2	3	3	5
Average shares outstanding - diluted	410	415	411	417
Common stock outstanding as of September 30, 2024 and 2023 was 407,129,690 and 411,742,755, respectively.
The following table provides details for share repurchases made for the periods presented:

	Number of shares	Average price per share(1)	Total
Q1 2024 open market repurchase	2,243,259	$66.87	$150

Q2 2024 open market repurchase	734,737	$81.66	$60

Q3 2024 open market repurchase	1,061,323	$94.22	$100

2024 Share repurchases as of September 30, 2024	4,039,319	$76.75	$310

Q1 2023 open market repurchase	576,629	$43.36	$25

Q2 2023 open market repurchase	2,246,294	$44.52	$100

Q3 2023 open market repurchase	506,800	$49.32	$25

2023 Share repurchases as of September 30, 2023	3,329,723	$45.05	$150
(1)Excludes commissions cost.
The Company has a share repurchase program (the “Share Repurchase Program”) that, after giving effect to the additional $90 share repurchases made in October 2024 at an average price per share of $103.15, retiring approximately 0.9 million shares, has approximately $2,297 in Board authorization remaining available as of October 31, 2024. The current Share Repurchase Program was authorized by the Company’s Board of Directors on August 18, 2021 at $1,500, which was increased by the Board by $2,000 on July 30, 2024. Under the Company’s Share Repurchase Program, the Company may repurchase shares by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements, or other derivative transactions. There is no stated expiration for the Share Repurchase Program. Under its Share Repurchase Program, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the Share Repurchase Program may be suspended, modified, or terminated at any time without prior notice.
As average shares outstanding are used in the calculation for both basic and diluted EPS, the full impact of share repurchases and issuances was not fully realized in EPS in the period of repurchase or issuance since share activity may occur at varying points during a period.

There were no shares relating to outstanding stock options excluded from the calculation of average shares outstanding - diluted for the third quarter and nine months ended September 30, 2024 and 2023.
Common stock dividends declared were $0.16 per share in the third quarter of 2024 (of which $0.08 per share were paid) and $0.26 per share in the nine months ended September 30, 2024 (of which $0.18 per share were paid). Common stock dividends declared were $0.09 per share in the third quarter of 2023 (of which $0.04 per share were paid) and $0.17 per share in the nine months ended September 30, 2023 (of which $0.12 per share were paid).
I. Accumulated Other Comprehensive Loss
The following table details the activity of the three components that comprise Accumulated other comprehensive loss:

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Pension and other postretirement benefits (E)
Balance at beginning of period	$(682)	$(644)	$(689)	$(653)
Other comprehensive income (loss):
Unrecognized net actuarial gain and prior service benefit	4	7	3	7
Tax expense	(1)	(1)	(1)	(1)
Total Other comprehensive income before reclassifications, net of tax	3	6	2	6
Amortization of net actuarial loss and prior service benefit(1)	6	5	16	17
Tax expense(2)	(1)	(1)	(3)	(4)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(3)	5	4	13	13
Total Other comprehensive income	8	10	15	19
Balance at end of period	$(674)	$(634)	$(674)	$(634)
Foreign currency translation
Balance at beginning of period	$(1,177)	$(1,155)	$(1,136)	$(1,193)
Other comprehensive income (loss)(4)	71	(56)	30	(18)
Balance at end of period	$(1,106)	$(1,211)	$(1,106)	$(1,211)
Cash flow hedges
Balance at beginning of period	$1	$(9)	$(5)	$5
Other comprehensive (loss) income:
Net change from periodic revaluations	(25)	1	(22)	(13)
Tax benefit	6	—	5	3
Total Other comprehensive (loss) income before reclassifications, net of tax	(19)	1	(17)	(10)
Net amount reclassified to earnings	1	4	6	—
Tax expense(2)	(1)	(1)	(2)	—
Total amount reclassified from Accumulated other comprehensive income, net of tax(3)	—	3	4	—
Total Other comprehensive (loss) income	(19)	4	(13)	(10)
Balance at end of period	$(18)	$(5)	$(18)	$(5)

Accumulated other comprehensive loss	$(1,798)	$(1,850)	$(1,798)	$(1,850)
(1)These amounts were recorded in Restructuring and other (credits) charges (See Note D) and Other expense, net (See Note F) in the Statement of Consolidated Operations.
(2)These amounts were included in Provision for income taxes (See Note G) in the Statement of Consolidated Operations.
(3)A positive amount indicates a corresponding charge to earnings and a negative amount indicates a corresponding benefit to earnings.
(4)In all periods presented, no amounts were reclassified to earnings.

J. Receivables
Sale of Receivables Programs
The Company maintains an accounts receivables securitization arrangement through a wholly-owned special purpose entity (“SPE”). The net cash funding from the sale of accounts receivable was neither a use of cash nor a source of cash for the third quarter or nine months ended September 30, 2024 or September 30, 2023.
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
The facility limit under the Receivables Purchase Agreement was $250 as of both September 30, 2024 and December 31, 2023, of which $250 was drawn as of both September 30, 2024 and December 31, 2023. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which were $231 and $197 as of September 30, 2024 and December 31, 2023, respectively.
The Company sold $503 and $1,233 of its receivables without recourse and received cash funding under this program during the third quarter and nine months ended September 30, 2024, respectively, resulting in derecognition of the receivables from the Company’s Consolidated Balance Sheet. The Company sold $439 and $1,158 of its receivables without recourse and received cash funding under the program during the third quarter and nine months ended September 30, 2023, respectively, resulting in derecognition of the receivables from the Company’s Consolidated Balance Sheet. Costs associated with the sales of receivables are reflected in the Company’s Statement of Consolidated Operations for the periods in which the sales occur. Cash receipts from sold receivables under the Receivables Purchase Agreement are presented within operating activities in the Statement of Consolidated Cash Flows.
Other Customer Receivable Sales
In the third quarter and nine months ended September 30, 2024, the Company sold $172 and $517, respectively, of certain customers’ receivables in exchange for cash ($167 was outstanding from customers as of September 30, 2024), the proceeds from which are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows. In the third quarter and nine months ended September 30, 2023, the Company sold $140 and $429, respectively, of certain customers’ receivables in exchange for cash ($134 was outstanding from customers as of September 30, 2023), the proceeds from which are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows.
K. Inventories

	September 30, 2024	December 31, 2023
Finished goods	$475	$451
Work-in-process	923	891
Purchased raw materials	433	355
Operating supplies	71	68
Total inventories	$1,902	$1,765
As of September 30, 2024 and December 31, 2023, the portion of inventories valued on a last-in, first-out (“LIFO”) basis was $505 and $446, respectively. If valued on an average-cost basis, total inventories would have been $265 and $236 higher as of September 30, 2024 and December 31, 2023, respectively.

L. Properties, Plants, and Equipment, net

	September 30, 2024	December 31, 2023
Land and land rights	$84	$88
Structures	1,031	1,018
Machinery and equipment	4,173	4,079
	5,288	5,185
Less: accumulated depreciation and amortization	3,193	3,081
	2,095	2,104
Construction work-in-progress	263	224
Properties, plants, and equipment, net	$2,358	$2,328
The Company incurred capital expenditures which remained unpaid as of September 30, 2024 and September 30, 2023 of $71 and $44, respectively, which will result in cash outflows within investing activities in the Statement of Consolidated Cash Flows in subsequent periods.
M. Leases
Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $18 and $16 in the third quarter of 2024 and 2023, respectively, and $50 and $48 in the nine months ended September 30, 2024 and 2023, respectively.
Operating lease right-of-use assets and lease liabilities in the Consolidated Balance Sheet were as follows:

	September 30, 2024	December 31, 2023
Right-of-use assets classified in Other noncurrent assets	$159	$128

Current portion of lease liabilities classified in Other current liabilities	$38	$32
Long-term portion of lease liabilities classified in Other noncurrent liabilities and deferred credits	122	97
Total lease liabilities	$160	$129

N. Debt

	September 30, 2024	December 31, 2023
5.125% Notes, due 2024	$—	$205
6.875% Notes, due 2025	—	600
USD Term Loan Facility, due 2026	200	200
JPY Term Loan Facility, due 2026	208	211
5.900% Notes, due 2027	625	625
6.750% Bonds, due 2028	300	300
3.000% Notes, due 2029	700	700
4.850% Notes, due 2031(1)	500	—
5.950% Notes, due 2037	625	625
4.750% Iowa Finance Authority Loan, due 2042	250	250
Other, net(2)	(14)	(10)
	3,394	3,706
Less: amount due within one year	1	206
Total long-term debt	$3,393	$3,500

(1)The Company entered into a cross-currency swap to synthetically convert the 2031 Notes into a Euro liability of approximately €458 million with a fixed annual interest rate of 3.720%.
(2)Includes unamortized debt discounts and unamortized debt issuance costs related to outstanding notes and bonds listed in the table above and various financing arrangements related to subsidiaries.
Public Debt
In January 2023, the Company repurchased approximately $26 aggregate principal amount of the 5.125% Notes due October 2024 (the “2024 Notes”) through an open market repurchase (“OMR”). The OMR was settled at slightly less than par value.
On March 29, 2023, the Company completed the early partial redemption of an additional $150 aggregate principal amount of the 2024 Notes in accordance with the terms of the notes, and paid an aggregate of $155, including accrued interest and an early termination premium of approximately $4 and $1, respectively, which were recorded in Interest expense, net, and Loss on debt redemption, respectively, in the Statement of Consolidated Operations.
On September 28, 2023, the Company completed an early redemption of its outstanding 2024 Notes in the aggregate principal amount of $200. Such 2024 Notes were redeemed at par with cash on hand at an aggregate redemption price of approximately $205, including accrued interest of approximately $5.
In the second quarter of 2024, the Company repurchased approximately $23 aggregate principal amount of the 6.875% Notes due May 2025 (the “2025 Notes”) through an OMR. The OMR was settled at slightly more than par value.
On July 1, 2024, the Company completed the early redemption of all of the remaining outstanding principal amount of $205 of the 2024 Notes. The Company redeemed the 2024 Notes at par value plus accrued interest. The 2024 Notes were redeemed with cash on hand at an aggregate redemption price of approximately $208, including accrued interest of approximately $3.
On August 22, 2024, the Company completed an offering of $500 aggregate principal amount of the 4.850% Notes due October 2031 (the “2031 Notes”). The Company entered into a cross-currency swap to synthetically convert the 2031 Notes into a Euro liability of approximately €458 million. The fixed interest rate on the Euro liability is approximately 3.720% per annum.
On August 23, 2024, the Company completed the early redemption of all of the remaining outstanding principal amount of approximately $577 of its 2025 Notes in accordance with the terms of the notes. The Company completed the redemption with the net proceeds from the aforementioned offering of its 2031 Notes and cash on hand at an aggregate redemption price of approximately $594, including accrued interest and an early termination premium of approximately $12 and $5, respectively, which were recorded in Interest expense, net, and Loss on debt redemption, respectively, in the Statement of Consolidated Operations.

Term Loan Facilities
The Company maintains (i) a U.S. dollar-denominated, senior unsecured term loan facility (the “USD Term Loan Facility”) and (ii) a Japanese yen-denominated, senior unsecured term loan facility (the “JPY Term Loan Facility”), each of which matures on November 22, 2026 unless earlier terminated in accordance with the provisions of the applicable term loan agreement. The term loan agreements relating to these facilities contain respective covenants, including, among others, a limitation requiring the ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the agreements) as of the end of each fiscal quarter for the period of the four fiscal quarters most recently ended, to be less than or equal to 3.75 to 1.00. As of September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants under the USD Term Loan Facility and JPY Term Loan Facility.
The amounts outstanding under the USD Term Loan Facility were $200 as of September 30, 2024 and December 31, 2023. The amounts outstanding under the JPY Term Loan Facility were ¥29,702 million ($208) and ¥29,702 million ($211) as of September 30, 2024 and December 31, 2023, respectively. The Company has entered into interest rate swaps to exchange the floating interest rates of the USD Term Loan Facility and JPY Term Loan Facility to fixed annual interest rates of 5.795% and 2.044%, respectively.
Credit Facility
The Company has entered into a Five-Year Revolving Credit Agreement (the “Credit Agreement”) that provides a $1,000 senior unsecured revolving credit facility that matures on July 27, 2028. The Credit Agreement contains covenants, including, among others, a limitation requiring the ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Credit Agreement) as of the end of each fiscal quarter for the period of the four fiscal quarters most recently ended, to be less than or equal to 3.75 to 1.00. As of September 30, 2024 and December 31, 2023, the Company was in compliance with all covenants under the Credit Agreement.
There were no amounts outstanding under the Credit Agreement as of September 30, 2024 or December 31, 2023, and no amounts were borrowed during 2024 or 2023 under the Credit Agreement.
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
There were no amounts outstanding under the commercial paper program as of September 30, 2024.
O. Fair Value of Financial Instruments
The carrying values of Cash and cash equivalents, restricted cash, derivatives, noncurrent receivables and Long-term debt due within one year included in the Consolidated Balance Sheet approximate their fair value. The aforementioned derivatives are included in Prepaid expenses and other current assets, Other noncurrent assets, Other current liabilities and Other noncurrent liabilities and deferred credits in the Consolidated Balance sheet, as applicable. The Company holds exchange-traded fixed income securities which are considered available-for-sale securities and are carried at fair value based on quoted market prices. The aforementioned securities are classified in Level 1 of the fair value hierarchy and are included in Other noncurrent assets in the Consolidated Balance Sheet. The fair value of Long-term debt, less amount due within one year, was based on quoted market prices for public debt and on interest rates that are currently available to Howmet for issuance of debt with similar terms and maturities for non-public debt. The fair value amounts for all Long-term debt were classified in Level 2 of the fair value hierarchy.

	September 30, 2024		December 31, 2023
	Carrying value	Fair value	Carrying value	Fair value
Long-term debt	$3,393	$3,470	$3,500	$3,504
Restricted cash, which is included in Prepaid expenses and other current assets in the Consolidated Balance Sheet, was less than $1 as of both September 30, 2024 and December 31, 2023.

P. Divestiture
2024 Divestiture
On May 31, 2024, the Company completed the sale of a small manufacturing facility in the U.K. within the Engineered Structures segment. The sale, including post-close adjustments, resulted in a year-to-date charge of $13 that was recorded in Restructuring and other (credits) charges in the Statement of Consolidated Operations.
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
The Company’s remediation reserve balance was $19 and $17 as of September 30, 2024 and December 31, 2023, respectively, and was recorded in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet (of which $10 and $7, respectively, was classified as a current liability), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Payments related to remediation expenses applied against the reserve were less than $1 and $2 in the third quarter and nine months ended September 30, 2024, respectively, and included expenditures currently mandated, as well as those not required by any regulatory authority or third party.
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
In 2023, the Company recorded an income tax reserve in Provision for income taxes in the Statement of Consolidated Operations of $21 (€19 million), which includes tax, estimated interest and penalties, for the 2010 through 2012 tax years, as well as the remaining tax years open for reassessment (2020-2023). In accordance with FTA dispute resolution practices, the Company paid the assessment amount including tax, interest, and penalties, to the FTA in December 2023. The Company is expecting to pay the additional interest related to the assessment in 2024. The Company also paid the estimated tax related to the 2020-2023 tax years during 2023. No changes were made to the income tax reserve as of June 30, 2024 as a result of the French Administrative Supreme Court’s decision. As of the start of the third quarter of 2024, the Company no longer records an uncertain tax position related to the tax and interest assessed. In October 2024, the Company received a refund of the penalties that were remanded. We will continue to record an income tax reserve for penalties determined more than likely to be upheld, until the uncertain tax position is settled.

Indemnified Matters. The Separation and Distribution Agreement, dated October 31, 2016, that the Company entered into with Alcoa Corporation in connection with its separation from Alcoa Corporation, provides for cross-indemnities between the Company and Alcoa Corporation for claims subject to indemnification. The Separation and Distribution Agreement, dated March 31, 2020, that the Company entered into with Arconic Corporation in connection with its separation from Arconic Corporation, provides for cross-indemnities between the Company and Arconic Corporation for claims subject to indemnification. To date, Alcoa Corporation and Arconic Corporation have fulfilled their respective indemnification obligations, and claims subject to indemnification by Alcoa Corporation or Arconic Corporation have not impacted the Company financially. Among other claims that are covered by these indemnities, Arconic Corporation indemnifies the Company (previously named Arconic Inc. and, prior to that, Alcoa Inc.) for all potential liabilities associated with the fire that occurred at the Grenfell Tower in London, U.K. on June 14, 2017, including the following legal proceedings, as updated from the Form 10-K:
Regulatory Investigations in the U.K. On September 4, 2024, the Public Inquiry ordered by the British government published its Phase 2 report on the Grenfell fire.
Raul v. Albaugh, et al. (derivative related claim). On October 22, 2024, the parties executed a settlement term sheet that set forth the material terms and conditions associated with the resolution of this derivative action. On October 28, 2024, the parties filed a joint status report regarding this development. On October 30, 2024, the court ordered that the parties file a joint status report or a stipulation of dismissal on or before November 28, 2024. The parties plan to enter into a formal, final Stipulation and Agreement of Settlement, Compromise, and Release in the near term, which will be presented to the court for approval.
With respect to the United Kingdom Litigation (various claims on behalf of survivors and estates of decedents) described in the Form 10-K, there are no updates.
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
Commitments
Guarantees. As of September 30, 2024, Howmet had outstanding bank guarantees related to energy contracts, tax matters, customs duties and environmental obligations, among others. The total amount committed under these guarantees, which expire at various dates between 2024 and 2027, was $23 as of September 30, 2024.
Pursuant to the Separation and Distribution Agreement, dated as of October 31, 2016, between Howmet and Alcoa Corporation, Howmet was required to provide certain guarantees for Alcoa Corporation, which were included in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet. The remaining guarantee which had a fair value of $6 as of September 30, 2024 and December 31, 2023, for which the Company and Arconic Corporation are secondarily liable in the event of a payment default by Alcoa Corporation, relates to a long-term energy supply agreement that expires in 2047 at an

Alcoa Corporation facility. The Company currently views the risk of an Alcoa Corporation payment default on its obligations under the contract to be remote. The Company and Arconic Corporation are required to provide a guarantee up to an estimated present value amount of approximately $1,131 as of both September 30, 2024 and December 31, 2023 in the event of an Alcoa Corporation default. In December 2023, a surety bond with a limit of $80 relating to this guarantee was obtained by Alcoa Corporation to protect Howmet’s obligation. This surety bond will be renewed on an annual basis by Alcoa Corporation.
Letters of Credit. The Company has outstanding letters of credit primarily related to environmental obligations, insurance obligations and workers’ compensation, among others. The total amount committed under these letters of credit, which automatically renew or expire at various dates, primarily in 2024 and 2025, was $91 as of September 30, 2024.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to retain letters of credit of $48, which are included in the $91 in the above paragraph, that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims that occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation and letters of credit fees paid by the Company are proportionally billed to, and are reimbursed by, Arconic Corporation and Alcoa Corporation, respectively. Also, the Company was required to provide letters of credit for certain Arconic Corporation environmental obligations and, as a result, the Company has $17 of outstanding letters of credit relating to such liabilities, which are also included in the $91 in the above paragraph.
Surety Bonds. The Company has outstanding surety bonds primarily related to workers’ compensation, customs duties, environmental-related matters, and contract performance. The total amount committed under these annual surety bonds, which automatically renew or expire at various dates, primarily in 2024 and 2025, was $43 as of September 30, 2024.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to provide surety bonds of $21, which are included in the $43 in the above paragraph, that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims that occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation claims and surety bond fees paid by the Company are proportionately billed to, and are reimbursed by, Arconic Corporation and Alcoa Corporation, respectively.
Other Liabilities
Supplier Financing Arrangements. On January 1, 2023, the Company adopted the changes issued by the FASB related to disclosure requirements of supplier finance program obligations. We offer voluntary supplier finance programs to suppliers who may elect to sell their receivables to third parties at the sole discretion of both the suppliers and the third parties. The program is at no cost to the Company and provides additional liquidity to our suppliers, if they desire, at their cost. Under these programs, the Company pays the third-party bank rather than the supplier, the stated amount of the confirmed invoices on the original maturity date of the invoices. The Company or the third-party bank may terminate a program upon at least 30 days’ notice. Supplier invoices under the program require payment in full no more than 120 days of the invoice date. As of September 30, 2024 and December 31, 2023, supplier invoices that are subject to future payment under these programs were $251 and $258, respectively, and are included in Accounts payable, trade in the Consolidated Balance Sheet.
R. Subsequent Events
Management evaluated all activity of Howmet and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as noted below:
See Note H regarding share repurchases made in October 2024.

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
In the nine months ended September 30, 2024, the Company derived approximately 52% of its revenue from products sold to the commercial aerospace market which is less than the pre-pandemic 2019 annual rate of approximately 60%. Aircraft production in the commercial aerospace industry continues to recover based on increases in demand for narrow body and wide body aircraft. We expect our commercial aerospace wide body and narrow body demand, including engine spares, also to continue to grow. Quality control issues at The Boeing Company (“Boeing”) are expected to negatively impact narrow body and wide body production rates in the near term. For instance, the Federal Aviation Administration stated that it will not approve production rate increases or additional production lines for the Boeing 737 MAX until it is satisfied that Boeing is in full compliance with required quality control procedures. In addition, a labor union work stoppage at Boeing has negatively impacted results. Boeing production levels have a material impact on the financial performance of Howmet. The timing and level of future aircraft builds by original equipment manufacturers (“OEM”) are subject to changes and uncertainties, which may cause our future results to differ from prior periods due to changes in product mix in certain segments.
For additional information regarding the ongoing risks related to our business, see section Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Results of Operations
Earnings Summary:
Sales. Sales were $1,835 in the third quarter of 2024 compared to $1,658 in the third quarter of 2023 and $5,539 in the nine months ended September 30, 2024 compared to $4,909 in the nine months ended September 30, 2023. The increase of $177, or 11%, in the third quarter of 2024 and the increase of $630, or 13%, in the nine months ended September 30, 2024 was primarily due to higher volumes in the commercial aerospace, defense aerospace, and industrial and other markets, and favorable product pricing, partially offset by lower volumes in the commercial transportation market.
Cost of goods sold (“COGS”). COGS as a percentage of Sales was 68.3% in the third quarter of 2024 compared to 71.4% in the third quarter of 2023 and 69.1% in the nine months ended September 30, 2024 compared to 72.2% in the nine months ended September 30, 2023. The decrease in the third quarter and nine months ended September 30, 2024 was primarily due to higher volumes and favorable product pricing, partially offset by increased net headcount, primarily in the Engine Products segment, in support of expected revenue increases. There were no COGS net reimbursements in the third quarter and $6 in the nine months ended September 30, 2024 due to the final settlement of the insurance claim related to a prior year mechanical failure resulting in substantial heat and fire-related damage to equipment at the Forged Wheels’ cast house in Barberton, Ohio (the “Barberton Cast House Incident”) in the second quarter of 2024, compared to total COGS net charges of $1 in both the third quarter and nine months ended September 30, 2023, related to the fire that occurred at a Fastening Systems plant in France in 2019 (the “France Plant Fire”) and Barberton Cast House Incident. The Company is negotiating resolution of the insurance claim related to the France Plant Fire.
Selling, general administrative, and other expenses (“SG&A”). SG&A expenses were $85 in the third quarter of 2024 compared to $87 in the third quarter of 2023 and $270 in the nine months ended September 30, 2024 compared to $250 in the nine months ended September 30, 2023. The decrease of $2, or 2%, in the third quarter of 2024 was primarily due to lower costs associated with closures, supply chain disruptions, and other items. The increase of $20, or 8% in the nine months ended September 30, 2024 was primarily due to higher employment costs.
Restructuring and other (credits) charges. Restructuring and other (credits) charges were $(1) in the third quarter of 2024 compared to $4 in the third quarter of 2023 or a decrease of $5. Restructuring and other (credits) charges were $21 in the nine months ended September 30, 2024 compared to $8 in the nine months ended September 30, 2023 or an increase of $13. Restructuring and other (credits) charges for the third quarter of 2024 were primarily due to a $1 gain related to the resolution of post-closing adjustments from the May 2024 sale of a small U.K. manufacturing facility in Engineered Structures. Restructuring and other (credits) charges for the nine months ended September 30, 2024 were primarily due to a net loss on the sale of a small U.K. manufacturing facility in Engineered Structures of $13 and layoff costs of $8. Restructuring and other

(credits) charges for the third quarter of 2023 were primarily due to charges for a Canadian pension plan settlement of $2. Restructuring and other (credits) charges for the nine months ended September 30, 2023 were primarily due to charges for U.S. and Canadian pension plan settlements of $5 and exit related costs, including accelerated depreciation, of $3.
See Note D to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail.
Interest expense, net. Interest expense, net was $44 in the third quarter of 2024 compared to $54 in the third quarter of 2023 and $142 in the nine months ended September 30, 2024 compared to $166 in the nine months ended September 30, 2023. The decrease of $10, or 19%, in the third quarter of 2024 and $24, or 14%, in the nine months ended September 30, 2024 was primarily due to the early redemptions of the 6.875% Notes due May 2025 (the “2025 Notes”) during various periods in 2024, the early redemptions of the 5.125% Notes due October 2024 (the “2024 Notes”) during various periods during 2023 and 2024, partially offset by the August 2024 issuance of $500 aggregate principal amount of 4.850% Notes due October 2031 (the “2031 Notes”), net of the cross-currency swap that synthetically converted the 2031 Notes into a lower fixed-interest-rate Euro liability. Long-term debt, including long-term debt due within one year, has been reduced by $768 from December 31, 2022 to September 30, 2024.
See Note N to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail related to the Company’s debt.
Loss on debt redemption. Debt redemption or tender premiums include the cost to redeem or repurchase certain of the Company’s notes at a price which may be equal to the greater of the principal amount or the sum of the present values of the remaining scheduled payments, discounted using a defined treasury rate plus a spread, or a price based on the market price of its notes. Loss on debt redemption was $6 in the third quarter of 2024 compared to less than $1 in the third quarter of 2023 and $6 in the nine months ended September 30, 2024 compared to $1 in the nine months ended September 30, 2023. The increase in both the third quarter and nine months ended September 30, 2024 was primarily due to the debt premiums paid on the early redemption of the 2025 Notes in the third quarter of 2024.
See Note N to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail related to the Company’s debt.
Other expense, net. Other expense, net was $17 in the third quarter of 2024 compared to Other expense, net of $11 in the third quarter of 2023 and Other expense, net was $49 in the nine months ended September 30, 2024 compared to Other expense, net of $5 in the nine months ended September 30, 2023. The increase in expense of $6 in the third quarter of 2024 was primarily due to an increase in deferred compensation of $7. The increase in expense of $44 in the nine months ended September 30, 2024 was primarily due to the reversal in the second quarter ended June 30, 2023 of $25, net of legal fees of $1, of the $65 pre-tax charge taken in the third quarter of 2022 related to the Lehman Brothers International (Europe) legal proceeding as a result of the final settlement of such proceeding in June 2023 (See Note Q to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for reference), an increase in deferred compensation of $9, and increases in foreign currency losses, net, of $6. Non-service related net periodic benefit costs related to defined benefit plans and other postretirement benefit plans is expected to be relatively flat for the full year 2024 versus 2023.
See Note F to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail.
Provision for income taxes. The estimated annual effective tax rate, before discrete items, applied to ordinary income was 20.9% in both the third quarter and nine months ended September 30, 2024 compared to 23.0% in both the third quarter and nine months ended September 30, 2023. The tax rate including discrete items was 6.2% in the third quarter of 2024 compared to 22.3% in the third quarter of 2023. A discrete net tax benefit of $46 primarily attributable to additional U.S. federal and state R&D credits claimed for prior years upon completion of the Company’s R&D study was recorded in the third quarter of 2024 compared to a discrete net tax benefit of $1 in the third quarter of 2023. The tax rate including discrete items was 15.1% in the nine months ended September 30, 2024 compared to 25.0% in the nine months ended September 30, 2023. A discrete net tax benefit of $58 primarily attributable to additional U.S. federal and state R&D credits claimed for prior years upon completion of the Company’s R&D study and approved under audit by the U.S. Internal Revenue Service was recorded in the nine months ended September 30, 2024 compared to a discrete net tax charge of $13, which included the income tax reserve recorded as a result of the French tax litigation (See Note Q to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for reference), recorded in the nine months ended September 30, 2023. The 2024 estimated annual effective tax rate is lower than the 2023 rate primarily due to a net benefit related to U.S. federal and state R&D credits, a higher U.S. deduction on Foreign Derived Intangible Income (“FDII”), and a U.S. tax benefit recognized for foreign tax credits.
See Note G to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail.

Net income. Net income was $332, or $0.81 per diluted share, in the third quarter of 2024 compared to $188, or $0.45 per diluted share, in the third quarter of 2023 and $841, or $2.04 per diluted share, in the nine months ended September 30, 2024 compared to $529, or $1.27 per diluted share, in the nine months ended September 30, 2023. The increase of $144 in the third quarter of 2024 and $312 in the nine months ended September 30, 2024 was primarily due to higher volumes in the commercial aerospace, defense aerospace, and industrial and other markets, including engines spares, favorable product pricing, and a reduction in interest expense due to lower long-term debt levels, partially offset by lower volumes in the commercial transportation market.
Segment Information
The Company’s operations consist of four worldwide reportable segments: Engine Products, Fastening Systems, Engineered Structures, and Forged Wheels. Segment performance under Howmet’s management reporting system is evaluated based on a number of factors; however, the primary measure of performance is Segment Adjusted EBITDA. Howmet’s definition of Segment Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) is net margin plus an add-back for depreciation and amortization. Net margin is equivalent to Sales minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; Research and development expenses; and Provision for depreciation and amortization. Special items, including Restructuring and other (credits) charges, are excluded from Net margin and Segment Adjusted EBITDA. Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Differences between the total segment and consolidated totals are in Corporate (See Note C to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a description of each segment).
The Company has aligned its operations consistent with how the Chief Executive Officer assesses operating performance and allocates capital.
On March 3, 2024, Howmet and the United Autoworkers at our Cleveland, Ohio location approved a new five-year collective bargaining agreement, covering approximately 750 employees within our Engineered Structures and Forged Wheels segments. The agreement positions our Cleveland location to continue to offer market competitive wages and benefits. The new agreement expires on February 28, 2029. The Company’s next significant plant collective bargaining agreement in the U.S. expires in 2027.
Engine Products

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Third-party sales	$945	$798	$2,763	$2,414
Segment Adjusted EBITDA	307	219	848	654
Segment Adjusted EBITDA Margin	32.5%	27.4%	30.7%	27.1%
Third-party sales for the Engine Products segment increased $147, or 18%, in the third quarter of 2024 compared to the third quarter of 2023, primarily due to growth in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets, including engine spares.
Third-party sales for the Engine Products segment increased $349, or 14%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to growth in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets, including engine spares.
Segment Adjusted EBITDA for the Engine Products segment increased $88, or 40%, in the third quarter of 2024 compared to the third quarter of 2023, primarily due to growth in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets. The segment absorbed approximately 235 net headcount in the third quarter of 2024, in support of expected revenue increases.
Segment Adjusted EBITDA for the Engine Products segment increased $194, or 30%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to growth in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets. The segment absorbed approximately 985 net headcount in the nine months ended September 30, 2024, in support of expected revenue increases, resulting in unfavorable near-term recruiting, training and operational costs.
Segment Adjusted EBITDA Margin for the Engine Products segment increased approximately 510 basis points in the third quarter of 2024 compared to the third quarter of 2023, primarily due to growth in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets.

Segment Adjusted EBITDA Margin for the Engine Products segment increased approximately 360 basis points in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily due to growth in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets.
In 2024, as compared to 2023, demand in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets is expected to increase. However, quality control issues and a labor union work stoppage at Boeing are expected to negatively impact narrow body and wide body production rates in the near term.
In October 2024, Howmet acquired Camcraft LTD for approximately $5. This U.K. facility manufactures tooling used in the investment casting process and will be part of the Engine Products segment.
Fastening Systems

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Third-party sales	$392	$348	$1,175	$989
Segment Adjusted EBITDA	102	76	295	198
Segment Adjusted EBITDA Margin	26.0%	21.8%	25.1%	20.0%
Third-party sales for the Fastening Systems segment increased $44, or 13%, in the third quarter of 2024 compared to the third quarter of 2023, primarily due to growth in the commercial aerospace market, including wide body recovery.
Third-party sales for the Fastening Systems segment increased $186 or 19% in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to growth in the commercial aerospace market, including wide body recovery.
Segment Adjusted EBITDA for the Fastening Systems segment increased $26, or 34%, in the third quarter of 2024 compared to the third quarter of 2023, primarily due to growth in the commercial aerospace market.
Segment Adjusted EBITDA for the Fastening Systems segment increased $97, or 49%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to growth in the commercial aerospace market as well as productivity gains.
Segment Adjusted EBITDA Margin for the Fastening Systems segment increased approximately 420 basis points in the third quarter of 2024 compared to the third quarter of 2023, primarily due to growth in the commercial aerospace market.
Segment Adjusted EBITDA Margin for the Fastening Systems segment increased approximately 510 basis points in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to growth in the commercial aerospace market as well as productivity gains.
In 2024, as compared to 2023, demand in the commercial aerospace and industrial markets is expected to increase. However, quality control issues and a labor union work stoppage at Boeing are expected to negatively impact narrow body and wide body production rates in the near term. In addition, demand in the commercial transportation markets is expected to decrease in the second half of 2024 due to lower OEM builds.
Engineered Structures

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Third-party sales	$253	$227	$790	$634
Segment Adjusted EBITDA	38	30	115	80
Segment Adjusted EBITDA Margin	15.0%	13.2%	14.6%	12.6%
Third-party sales for the Engineered Structures segment increased $26, or 11%, in the third quarter of 2024 compared to the third quarter of 2023, primarily due to growth in the commercial aerospace and defense aerospace markets. The Engineered Structures segment is focusing on the optimization of its manufacturing footprint and rationalization of product mix in order to maximize profitability.
Third-party sales for the Engineered Structures segment increased $156, or 25%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to growth in the commercial aerospace and defense aerospace markets.

Segment Adjusted EBITDA for the Engineered Structures segment increased $8, or 27%, in the third quarter of 2024 compared to the third quarter of 2023, primarily due to growth in the commercial aerospace and defense aerospace markets.
Segment Adjusted EBITDA for the Engineered Structures segment increased $35, or 44%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to growth in the commercial aerospace and defense aerospace markets.
Segment Adjusted EBITDA Margin for the Engineered Structures segment increased approximately 180 basis points in the third quarter of 2024 compared to the third quarter of 2023, primarily due to growth in the commercial aerospace and defense aerospace markets.
Segment Adjusted EBITDA Margin for the Engineered Structures segment increased approximately 200 basis points in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to growth in the commercial aerospace and defense aerospace markets, partially offset by an increase in headcount and inflationary costs.
In 2024, as compared to 2023, demand in the commercial aerospace and defense aerospace markets is expected to increase. However, quality control issues and a labor union work stoppage at Boeing are expected to negatively impact narrow body and wide body production rates in the near term.
Forged Wheels

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Third-party sales	$245	$285	$811	$872
Segment Adjusted EBITDA	64	77	221	237
Segment Adjusted EBITDA Margin	26.1%	27.0%	27.3%	27.2%
Third-party sales for the Forged Wheels segment decreased $40, or 14%, in the third quarter of 2024 compared to the third quarter of 2023, primarily due to lower volumes in the commercial transportation market as well as a decrease in aluminum cost pass through.
Third-party sales for the Forged Wheels segment decreased $61, or 7%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to lower volumes in the commercial transportation market as well as a decrease in aluminum and other inflationary cost pass through.
Segment Adjusted EBITDA for the Forged Wheels segment decreased $13, or 17%, in the third quarter of 2024 compared to the third quarter of 2023, primarily due to lower volumes in the commercial transportation market.
Segment Adjusted EBITDA for the Forged Wheels segment decreased $16, or 7%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to lower volumes in the commercial transportation market.
Segment Adjusted EBITDA Margin for the Forged Wheels segment decreased approximately 90 basis points in the third quarter of 2024 compared to the third quarter of 2023, primarily due to lower volumes in the commercial transportation market, partially offset by lower aluminum cost pass through.
Segment Adjusted EBITDA Margin for the Forged Wheels segment increased approximately 10 basis points in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to lower aluminum and other inflationary cost pass through, partially offset by lower volumes in the commercial transportation market.
In 2024, as compared to 2023, demand in the commercial transportation markets served by Forged Wheels is expected to decrease in the second half of 2024 in most regions due to lower OEM builds.

Reconciliation of Total Segment Adjusted EBITDA to Income before income taxes

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
Income before income taxes	$354	$242	$991	$705
Loss on debt redemption	6	—	6	1
Interest expense, net	44	54	142	166
Other expense, net	17	11	49	5
Operating income	$421	$307	$1,188	$877
Segment provision for depreciation and amortization	66	67	198	197
Unallocated amounts:
Restructuring and other (credits) charges	(1)	4	21	8
Corporate expense	25	24	72	87
Total Segment Adjusted EBITDA	$511	$402	$1,479	$1,169
Total Segment Adjusted EBITDA is a non-GAAP financial measure. Management believes that this measure is meaningful to investors because it provides additional information with respect to the Company’s operating performance and the Company’s ability to meet its financial obligations. Differences between the total segment and consolidated totals are in Corporate.
See Restructuring and other (credits) charges, Interest expense, net, Loss on debt redemption, and Other expense, net discussions above, under “Results of Operations” for reference.
Corporate expense increased $1, or 4%, in the third quarter of 2024 compared to the third quarter of 2023, primarily due to higher employment costs in 2024, partially offset by lower costs associated with closures, supply chain disruptions, and other items of $2, lower costs related to the collective bargaining agreement negotiations of $1, and higher net reimbursements related to the France Plant Fire and the Barberton Cast House Incident of $1.
Corporate expense decreased $15, or 17%, in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, primarily due to lower costs associated with closures, supply chain disruptions, and other items of $12, lower costs related to the collective bargaining agreement negotiations of $8, and higher net reimbursements related to the France Plant Fire and the Barberton Cast House Incident of $7, partially offset by higher employment and legal costs in 2024.
Environmental Matters
See the Environmental Matters section of Note Q to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Subsequent Events
See Note R to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for subsequent events.
Liquidity and Capital Resources
Operating Activities
Cash provided from operations was $818 in the nine months ended September 30, 2024 compared to $443 in the nine months ended September 30, 2023. The increase of $375 was primarily due to higher operating results of $298 and lower working capital of $88, partially offset by higher pension contributions of $14. The components of the change in working capital primarily included favorable changes in receivables of $114, prepaid expenses and other current assets of $21, inventories of $9, partially offset by compensation related payments and other accrued expenses of $24, taxes, including income taxes of $22, and accounts payable of $10.
Management expects Howmet’s estimated pension contributions and other postretirement benefit payments in 2024 to be approximately $65.
Financing Activities
Cash used for financing activities was $742 in the nine months ended September 30, 2024 compared to $646 in the nine months ended September 30, 2023. The increase of $96, or 15%, was primarily due to long-term debt payments made in 2024 of $433 (See Note N to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference), an increase in common stock repurchases of $160, increased dividends paid to common stock shareholders of $24 due to a $0.04 increase in dividends per common share, from $0.04 to $0.08 per share from the third quarter of 2023 to the third quarter of 2024, respectively, and $5 related to debt issuance costs for the 2031 Notes, partially offset by proceeds from the 2031 Notes debt issuance of $500 and a decrease in taxes paid for the net share settlement of equity awards of $29. On an annual basis, the current year debt actions are expected to reduce Interest expense, net by approximately $33.
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
The Company maintains a credit facility (the “Credit Facility) pursuant to its Five-Year Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and issuers named therein (See Note N to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference). There were no amounts outstanding under the Credit Agreement as of September 30, 2024 or December 31, 2023, and no amounts were borrowed during 2024 or 2023 under the Credit Agreement.
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
The Company’s costs of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short-term and long-term debt ratings assigned to the Company by the major credit rating agencies. The Company believes that its cash on hand, cash provided from operations and availability of its Credit Facility, its commercial paper program, and its accounts receivables securitization program will continue to be sufficient to fund our operating and capital allocation activities.
The three major credit rating agencies have rated Howmet’s debt with investment grade ratings. The Company’s most recent short-term and long-term credit ratings from the three major credit rating agencies are as follows:

	Short-Term	Long-Term	Outlook
Moody’s Investors Service, Inc. (“Moody’s”)	P-2	Baa1	Stable
S&P Global Ratings (“S&P”)	A-3	BBB-	Stable
Fitch Ratings, Inc. (“Fitch”)	F2	BBB	Positive
On August 6, 2024, Moody’s upgraded Howmet’s short-term debt rating from P-3 to P-2, further upgraded Howmet’s long-term debt rating two notches from Baa3 to Baa1, which was previously upgraded to Baa3 from Ba1 on February 29, 2024 citing demand in the markets served by Howmet along with the Company’s improved financial leverage and updated the current outlook from positive to stable.
On August 6, 2024, Fitch affirmed Howmet’s short-term debt rating at F2 and long-term debt rating at BBB and updated the current outlook from stable to positive.
On December 15, 2023, S&P upgraded Howmet’s long-term debt rating to BBB- and updated the current outlook from positive to stable, citing strong demand in the commercial aerospace market and the Company’s improved financial leverage.
Investing Activities
Cash used for investing activities was $209 in the nine months ended September 30, 2024 compared to $163 in the nine months ended September 30, 2023. The increase of $46, or 28%, was primarily due to an increase in capital expenditures of $55 primarily related to capacity expansion projects in Engine Products and Forged Wheels and various automation projects, partially offset by proceeds primarily from the sale of assets at a small U.K. manufacturing facility in Engine Products of $8.

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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
See Note Q to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to the Company’s repurchases of its common stock during the quarter ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)(2)
July 1 - July 31, 2024	—	$—	—	$2,487
August 1 - August 31, 2024	1,061,323	$94.22	1,061,323	$2,387
September 1 - September 30, 2024	—	$—	—	$2,387
Total for quarter ended September 30, 2024	1,061,323	$94.22	1,061,323
(1)Excludes commissions cost.
(2)The Company has a share repurchase program (the “Share Repurchase Program”) that, after giving effect to the additional $90 million share repurchases made in October 2024 at an average price per share of $103.15, retiring approximately 0.9 million shares, has approximately $2,297 million in Board authorization remaining available as of October 31, 2024. The current Share Repurchase Program was authorized by the Company’s Board of Directors on August 18, 2021 at $1,500 million, which was increased by the Board by $2,000 million on July 30, 2024. Under the Company’s Share Repurchase Program, the Company may repurchase shares by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements, or other derivative transactions. There is no stated expiration for the Share Repurchase Program. Under its Share Repurchase Program, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the Share Repurchase Program may be suspended, modified, or terminated at any time without prior notice.

Item 6. Exhibits.

4.1	Form of 4.850% Notes due 2031, incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on August 22, 2024.
10.1	Howmet Aerospace Inc. Non-Employee Director Compensation Policy, effective as of January 1, 2025.
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.
Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Howmet Aerospace Inc.

November 6, 2024	/s/ Ken Giacobbe
Date	Ken Giacobbe
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

November 6, 2024	/s/ Barbara L. Shultz
Date	Barbara L. Shultz
Vice President and Controller
(Principal Accounting Officer)