Form 10-Q
period 2025-03-31
Howmet Aerospace Inc.
filed 2025-05-01
CIK 4281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of April 30, 2025, there were 403,674,062 shares of common stock, par value $1.00 per share, of the registrant outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.
Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Operations (unaudited)
(in millions, except per-share amounts)

	First quarter ended
	March 31,
	2025	2024
Sales (C)	$1,942	$1,824
Cost of goods sold (exclusive of expenses below)	1,290	1,290
Selling, general administrative, and other expenses	85	88
Research and development expenses	8	10
Provision for depreciation and amortization	69	67
Restructuring and other (credits) charges (D)	(4)	—
Operating income	494	369
Interest expense, net	39	49
Other expense, net (F)	9	17
Income before income taxes	446	303
Provision for income taxes (G)	102	60
Net income	$344	$243

Amounts Attributable to Howmet Aerospace Common Shareholders (H):
Net income	$343	$242
Earnings per share:
Basic	$0.85	$0.59
Diluted	$0.84	$0.59
Average Shares Outstanding (H):
Basic	405	410
Diluted	407	412

The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Comprehensive Income (unaudited)
(in millions)

	First quarter ended
	March 31,
	2025	2024
Net income	$344	$243
Other comprehensive income (loss), net of tax (I):
Change in unrecognized net actuarial loss and prior service benefit related to pension and other postretirement benefits	3	3
Foreign currency translation adjustments	45	(37)
Net change in unrecognized gains on cash flow hedges	—	3
Total Other comprehensive income (loss), net of tax	48	(31)
Comprehensive income	$392	$212
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Consolidated Balance Sheet (unaudited)
(in millions)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$536	$564
Receivables from customers, less allowances of $— in both 2025 and 2024 (J)	888	689
Other receivables	13	20
Inventories (K)	1,902	1,840
Prepaid expenses and other current assets	215	249
Total current assets	3,554	3,362
Properties, plants, and equipment, net (L)	2,440	2,386
Goodwill	4,028	4,010
Deferred income taxes	32	35
Intangibles, net	470	475
Other noncurrent assets (M)	248	251
Total assets	$10,772	$10,519
Liabilities
Current liabilities:
Accounts payable, trade (P)	$991	$948
Accrued compensation and retirement costs	235	305
Taxes, including income taxes (G)	105	60
Accrued interest payable	32	59
Other current liabilities (M)(P)	178	171
Long-term debt due within one year (N)	7	6
Total current liabilities	1,548	1,549
Long-term debt (N)(O)	3,317	3,309
Accrued pension benefits (E)	625	625
Accrued other postretirement benefits (E)	54	54
Other noncurrent liabilities and deferred credits (M)	436	428
Total liabilities	5,980	5,965
Contingencies and commitments (P)
Equity
Howmet Aerospace shareholders’ equity:
Preferred stock	55	55
Common stock	404	405
Additional capital	3,095	3,206
Retained earnings	3,068	2,766
Accumulated other comprehensive loss (I)	(1,830)	(1,878)
Total equity	4,792	4,554
Total liabilities and equity	$10,772	$10,519
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)

	First quarter ended
	March 31,
	2025	2024
Operating activities
Net income	$344	$243
Adjustments to reconcile net income to cash provided from operations:
Depreciation and amortization	69	67
Deferred income taxes	18	32
Restructuring and other (credits) charges	(4)	—
Net realized and unrealized losses	5	7
Net periodic pension cost (E)	10	10
Stock-based compensation	14	15
Other	3	1
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
Increase in receivables (J)	(189)	(127)
Increase in inventories (K)	(49)	(31)
Decrease in prepaid expenses and other current assets	24	23
Increase in accounts payable, trade	58	22
Decrease in accrued expenses	(91)	(87)
Increase in taxes, including income taxes	60	15
Pension contributions	—	(2)
Increase in noncurrent assets	(1)	(2)
Decrease in noncurrent liabilities	(18)	(9)
Cash provided from operations	253	177
Financing Activities
Repurchases and payments on debt (N)	(1)	—
Repurchases of common stock	(125)	(150)
Proceeds from exercise of employee stock options	1	5
Dividends paid to shareholders	(42)	(21)
Taxes paid for net share settlement of equity awards	—	(12)
Cash used for financing activities	(167)	(178)
Investing Activities
Capital expenditures (C)	(119)	(82)
Proceeds from the sale of assets and businesses (D)	5	7
Other	(1)	—
Cash used for investing activities	(115)	(75)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	—
Net change in cash, cash equivalents and restricted cash	(28)	(76)
Cash, cash equivalents and restricted cash at beginning of period	565	610
Cash, cash equivalents and restricted cash at end of period	$537	$534

The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(in millions, except per-share amounts)

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2023	$55	$410	$3,682	$1,720	$(1,830)	$4,037
Net income	—	—	—	243	—	243
Other comprehensive loss (I)	—	—	—	—	(31)	(31)
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	(1)	—	(1)
Common @ $0.05 per share	—	—	—	(20)	—	(20)
Repurchase and retirement of common stock (H)	—	(2)	(148)	—	—	(150)
Stock-based compensation	—	—	15	—	—	15
Common stock issued: compensation plans	—	—	(7)	—	—	(7)
Balance at March 31, 2024	$55	$408	$3,542	$1,942	$(1,861)	$4,086

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2024	$55	$405	$3,206	$2,766	$(1,878)	$4,554
Net income	—	—	—	344	—	344
Other comprehensive income (I)	—	—	—	—	48	48
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	(1)	—	(1)
Common @ $0.10 per share	—	—	—	(41)	—	(41)
Repurchase and retirement of common stock (H)	—	(1)	(125)	—	—	(126)
Stock-based compensation	—	—	14	—	—	14
Balance at March 31, 2025	$55	$404	$3,095	$3,068	$(1,830)	$4,792
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Notes to the Consolidated Financial Statements (unaudited)
(U.S. dollars in millions, except share and per-share amounts)
A. Basis of Presentation
The interim Consolidated Financial Statements of Howmet Aerospace Inc. and its subsidiaries (“Howmet” or the “Company” or “we” or “our”) are unaudited. These Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2024 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). This Form 10-Q report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), which includes all disclosures required by GAAP. Certain amounts in previously issued financial statements were reclassified to conform to the current period presentation.
In the three months ended March 31, 2025, the Company derived approximately 69% of its revenue from products sold to the commercial and defense aerospace markets. Aircraft production in the aerospace industry continues to grow based on increases in demand for new aircraft and engine spares. Despite the recent tariff announcements, we expect our aerospace demand to continue to grow, including engine spares. Aircraft backlogs are at record levels. Quality control issues at The Boeing Company (“Boeing”) have caused Boeing to produce aircraft at lower rates compared to historical pre-pandemic levels. Boeing has been gradually increasing its production rates, but rates are expected to remain lower than pre-pandemic levels in the near term. For instance, the Federal Aviation Administration stated that it will not approve production rate increases above 38 aircraft per month or additional production lines for the Boeing 737 MAX until it is satisfied that Boeing is in full compliance with required quality control procedures. Boeing production levels have had and are expected to have a material impact on the financial performance of Howmet. The timing and level of future aircraft builds by original equipment manufacturers are subject to changes and uncertainties, which may cause our future results to differ from prior periods due to changes in product mix in certain segments.
Recent, ongoing changes in U.S. and international government policies, including executive orders on tariffs and retaliatory trade measures, is expected to impact the pricing of our products, disrupt supply chains, and increase our costs. The timing, extent, application, and level of tariffs by various governments and our ability to recover tariffs are subject to changes and uncertainties in all segments. While the tariff situation remains fluid, we expect to pass along the costs associated with tariffs to our customers in the form of a cost pass through mechanism. There may be a delay between an increase in our costs and our ability to recover the higher costs that could impact our margins.
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
B. Recently Adopted and Recently Issued Accounting Guidance
Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued guidance to enhance disclosures related to significant segment expenses and other matters related to reportable segments. These changes became effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of this new disclosure is reflected in Note C of the Consolidated Financial Statements.
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

In December 2023, the FASB issued guidance to enhance the transparency of annual income tax disclosures including additional details on the rate reconciliation and taxes paid by jurisdiction. These changes are effective for fiscal years beginning after December 15, 2024. Management is currently evaluating the impact of these changes on the Consolidated Financial Statements.
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
Engineered Structures
Engineered Structures produces titanium ingots and mill products for aerospace and defense applications and is vertically integrated to produce titanium forgings, titanium extrusions, forming and machining services for airframe, wing, aero-engine, and landing gear components. Engineered Structures also produces aluminum forgings, nickel forgings, and aluminum machined components and assemblies for aerospace and defense applications.
Forged Wheels
Forged Wheels provides forged aluminum wheels and related products for heavy-duty trucks and the commercial transportation market.

The operating results of the Company’s reportable segments were as follows:

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
First quarter ended March 31, 2025
Sales:
Third-party sales	$996	$412	$282	$252	$1,942
Inter-segment sales	2	—	3	—	5
Total sales	$998	$412	$285	$252	$1,947
Expenses:
Segment Adjusted cost of goods sold(1)	$648	$256	$217	$174	$1,295
Other segment items(2)	25	29	8	10	72
Profit and loss:
Segment Adjusted EBITDA	$325	$127	$60	$68	$580
Restructuring and other (credits) charges	—	—	(4)	—	(4)
Provision for depreciation and amortization	34	12	12	10	68
Other:
Capital expenditures	$86	$10	$5	$15	$116
Total assets	5,371	2,741	1,376	728	10,216

First quarter ended March 31, 2024
Sales:
Third-party sales	$885	$389	$262	$288	$1,824
Inter-segment sales	2	—	1	—	3
Total sales	$887	$389	$263	$288	$1,827
Expenses:
Segment Adjusted cost of goods sold(1)	$610	$268	$216	$195	$1,289
Other segment items(2)	28	29	10	11	78
Profit and loss:
Segment Adjusted EBITDA	$249	$92	$37	$82	$460
Provision for depreciation and amortization	33	11	11	10	65
Other:
Capital expenditures	$55	$7	$6	$12	$80
Total assets	4,983	2,753	1,421	715	9,872
(1)Segment Adjusted cost of goods sold is exclusive of Provision for depreciation and amortization, Restructuring and other credits, and Corporate expenses.
(2)Other segment items includes Selling, general administrative, and other expenses, and Research and development expenses; exclusive of Provision for depreciation and amortization, and Restructuring and other credits.

The following table reconciles Total Segment Adjusted EBITDA to Income before income taxes. Differences between the total segment and consolidated totals are in Corporate.

	First quarter ended
	March 31,
	2025	2024
Total Segment Adjusted EBITDA	$580	$460
Segment provision for depreciation and amortization	(68)	(65)
Unallocated amounts:
Restructuring and other credits (charges)	4	—
Corporate expense	(22)	(26)
Operating income	$494	$369
Interest expense, net	(39)	(49)
Other expense, net	(9)	(17)
Income before income taxes	$446	$303
The following table reconciles total segment capital expenditures with Capital expenditures as presented in the Statement of Consolidated Cash Flows.

	First quarter ended
	March 31,
	2025	2024
Total segment capital expenditures	$116	$80
Corporate	3	2
Capital expenditures	$119	$82
The following table disaggregates segment revenue by major market served. Differences between the total segment and consolidated totals are in Corporate.

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
First quarter ended March 31, 2025
Aerospace - Commercial	$549	$275	$192	$—	$1,016
Aerospace - Defense	215	42	76	—	333
Commercial Transportation	—	53	—	252	305
Industrial and Other	232	42	14	—	288
Total end-market revenue	$996	$412	$282	$252	$1,942

First quarter ended March 31, 2024
Aerospace - Commercial	$492	$244	$192	$—	$928
Aerospace - Defense	185	39	56	—	280
Commercial Transportation	—	66	—	288	354
Industrial and Other	208	40	14	—	262
Total end-market revenue	$885	$389	$262	$288	$1,824
The Company derived 69% and 66% of its revenue from the aerospace (commercial and defense) markets for the first quarter ended March 31, 2025 and 2024, respectively.
On April 2, 2024, General Electric Company, one of our largest customers, completed the spin-off of its energy-focused business into GE Vernova, a new publicly traded company. Since then, General Electric Company operates as GE Aerospace. RTX Corporation and GE Aerospace represented approximately 11% and 10%, respectively, of the Company’s third-party sales in the first quarter ended March 31, 2025. General Electric Company and RTX Corporation represented approximately 12% and 9%, respectively, of the Company’s third-party sales in the first quarter ended March 31, 2024. These sales were primarily from the Engine Products segment.

D. Restructuring and Other (Credits) Charges

	First quarter ended
	March 31,
	2025	2024
Reversals of previously recorded layoff reserves	(1)	—
Net gain related to divestitures of assets and businesses	(3)	(1)
Other	—	1
Total restructuring and other (credits) charges	$(4)	$—
In the first quarter of 2025, the Company recorded Restructuring and other credits of $4, which were primarily due to a gain on the sale of assets at a small U.K. manufacturing facility in Engineered Structures of $3 and a reversal of $1 for a layoff reserve related to a prior period.
In the first quarter of 2024, the Company recorded Restructuring and other charges of less than $1, which were primarily due to a gain on the sale of assets at a small U.K. manufacturing facility in Engines Products of $1, partially offset by exit related costs, including accelerated depreciation, of $1.

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2024	$4	$—	$4
Cash payments	—	(1)	(1)
Restructuring credits	(1)	(3)	(4)
Other(1)	—	4	4
Reserve balances at March 31, 2025	$3	$—	$3
(1)In the first quarter of 2025, other for other exit costs included a gain on the sale of assets at a small U.K. manufacturing facility in Engineered Structures of $3 and a gain on the sale of assets at a small U.K. manufacturing facility in Engine Products of $1.
The remaining reserves as of March 31, 2025 are expected to be paid in cash during the remainder of 2025.
E. Pension and Other Postretirement Benefits
The components of net periodic cost (benefit) were as follows:

	First quarter ended
	March 31,
	2025	2024
Pension benefits
Service cost	$1	$1
Interest cost	19	19
Expected return on plan assets	(17)	(18)
Recognized net actuarial loss	7	8
Net periodic cost(1)	$10	$10

Other postretirement benefits
Service cost	$—	$—
Interest cost	1	1
Recognized net actuarial gain	(2)	(1)
Amortization of prior service benefit	(2)	(2)
Net periodic benefit(1)	$(3)	$(2)
(1)Service cost was included within Cost of goods sold; all other cost components were recorded in Other expense, net in the Statement of Consolidated Operations.
For the first quarter of 2025 and 2024, Howmet’s combined pension contributions and other postretirement benefit payments were approximately $1 and $5, respectively.

F. Other Expense, Net

	First quarter ended
	March 31,
	2025	2024
Non-service costs - pension and other postretirement benefits (E)	$6	$7
Interest income	(4)	(5)
Foreign currency losses, net	—	3
Net realized and unrealized losses	5	7
Deferred compensation	2	5
Total other expense, net	$9	$17
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
The estimated annual effective tax rate, before discrete items, applied to ordinary income was 20.8% in the first quarter of 2025 and 21.7% in the first quarter of 2024. The 2025 rate was lower than the 2024 rate and the U.S. federal statutory rate of 21% primarily due to a U.S. deduction on Foreign Derived Intangible Income (“FDII”), a net benefit related to U.S. federal and state research and development credits, and a U.S. tax benefit recognized for foreign tax credits, partially offset by incremental state income tax, additional U.S. tax on Global Intangible Low-Taxed Income (“GILTI”) and other foreign earnings, nondeductible expenses, and foreign earnings subject to tax in jurisdictions with tax rates higher than the U.S. federal statutory rate of 21%. The 2024 rate was higher than the U.S. federal statutory rate of 21% primarily due to additional U.S. tax on GILTI and other foreign earnings, incremental state income tax, nondeductible expenses, and foreign earnings subject to tax in jurisdictions with tax rates higher than the U.S. federal statutory rate of 21%.
For the first quarter of 2025 and 2024, the tax rate including discrete items was 22.9% and 19.8%, respectively. In the first quarter of 2025, the Company recorded a discrete net tax charge of $9 attributable to a $6 net charge related to the expiration of a tax holiday in China, a $2 charge for a tax reserve established in Germany, and a net tax charge of $1 for other small items. In the first quarter of 2024, the Company recorded a discrete net tax benefit of $7 attributable to a $6 benefit to release a valuation allowance related to U.S. foreign tax credits and a net tax benefit of $1 for other small items.
The tax provision was comprised of the following:

	First quarter ended
	March 31,
	2025	2024
Pre-tax income at estimated annual effective income tax rate before discrete items	$93	$66
Interim period treatment of operational losses in foreign jurisdictions for which no tax benefit is recognized	—	1
Other discrete items	9	(7)
Provision for income taxes	$102	$60

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
The information used to compute basic and diluted EPS attributable to Howmet common shareholders was as follows (shares in millions in the table below):

	First quarter ended
	March 31,
	2025	2024
Net income	$344	$243
Less: preferred stock dividends declared	1	1
Net income available to Howmet Aerospace common shareholders - basic and diluted	$343	$242

Average shares outstanding - basic	405	410
Effect of dilutive securities:
Stock and performance awards	2	2
Average shares outstanding - diluted	407	412
Common stock outstanding as of March 31, 2025 and 2024 was 404 million and 408 million, respectively.
In the quarter ended March 31, 2025, the Company repurchased approximately 1.0 million shares of its common stock at an average price of $124.24 per share (excluding commissions cost) for approximately $125 in cash. In the quarter ended March 31, 2024, the Company repurchased approximately 2.2 million shares of its common stock at an average price of $66.87 per share (excluding commissions cost) for approximately $150 in cash. All of the shares repurchased have been retired.
The Company has a share repurchase program (the “Share Repurchase Program”) that, after giving effect to the additional $100 share repurchases made in April 2025 at an average price per share of $125.61, retiring approximately 0.8 million shares, has approximately $1,972 in Board authorization remaining available as of April 30, 2025. The current Share Repurchase Program was authorized by the Company’s Board of Directors on August 18, 2021 at $1,500, which was increased by the Board by $2,000 on July 30, 2024. Under the Company’s Share Repurchase Program, the Company may repurchase shares by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements, or other derivative transactions. There is no stated expiration for the Share Repurchase Program. Under its Share Repurchase Program, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the Share Repurchase Program may be suspended, modified, or terminated at any time without prior notice.
As average shares outstanding are used in the calculation for both basic and diluted EPS, the full impact of share repurchases and issuances is not fully realized in EPS in the period of repurchase or issuance since share activity may occur at varying points during a period.
There were no shares relating to outstanding stock options excluded from the calculation of average shares outstanding - diluted for the first quarter ended March 31, 2025 and 2024.

I. Accumulated Other Comprehensive Loss
The following table details the activity of the three components that comprise Accumulated other comprehensive loss:

	First quarter ended
	March 31,
	2025	2024
Pension and other postretirement benefits (E)
Balance at beginning of period	$(672)	$(689)
Other comprehensive (loss) income:
Unrecognized net actuarial loss and prior service benefit	(1)	(1)
Tax benefit	1	—
Total Other comprehensive loss before reclassifications, net of tax	—	(1)
Amortization of net actuarial loss and prior service benefit(1)	3	5
Tax expense(2)	—	(1)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(3)	3	4
Total Other comprehensive income	3	3
Balance at end of period	$(669)	$(686)
Foreign currency translation
Balance at beginning of period	$(1,207)	$(1,136)
Other comprehensive income (loss)(4)	45	(37)
Balance at end of period	$(1,162)	$(1,173)
Cash flow hedges
Balance at beginning of period	$1	$(5)
Other comprehensive (loss) income:
Net change from periodic revaluations	(1)	(1)
Tax benefit	—	—
Total Other comprehensive loss before reclassifications, net of tax	(1)	(1)
Net amount reclassified to earnings(5)	2	5
Tax expense(2)	(1)	(1)
Total amount reclassified from Accumulated other comprehensive income (loss), net of tax(3)	1	4
Total Other comprehensive income	—	3
Balance at end of period	$1	$(2)

Accumulated other comprehensive loss	$(1,830)	$(1,861)
(1)These amounts were recorded in Other expense, net (See Note F) in the Statement of Consolidated Operations.
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
J. Receivables
Sale of Receivables Programs
The Company maintains an accounts receivables securitization arrangement through a wholly-owned special purpose entity (“SPE”). The net cash funding from the sale of accounts receivable was neither a use of cash nor a source of cash for the first quarter of 2025 or 2024.

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
The facility limit under the Receivables Purchase Agreement was $250 as of both March 31, 2025 and December 31, 2024, of which $250 was drawn as of both March 31, 2025 and December 31, 2024. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which were $297 and $201 as of March 31, 2025 and December 31, 2024, respectively.
The Company sold $470 and $413 of its receivables without recourse and received cash funding under this program during the first quarter of 2025 and 2024, respectively, resulting in derecognition of the receivables from the Company’s Consolidated Balance Sheet. Costs associated with the sales of receivables are reflected in the Company’s Statement of Consolidated Operations in Other expense, net for the periods in which the sales occur. Cash receipts from sold receivables under the Receivables Purchase Agreement are presented within operating activities in the Statement of Consolidated Cash Flows.
Other Customer Receivable Sales
In the first quarter of 2025 and 2024, the Company sold certain customers’ receivables without recourse of $183 and $171, respectively, in exchange for cash (of which $192 and $169 was outstanding from customers as of March 31, 2025 and March 31, 2024, respectively). The Company has no continuing involvement in the aforementioned amounts sold or outstanding, resulting in the derecognition of the receivables from the Company’s Consolidated Balance Sheet. The net proceeds are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows and the costs associated with the sales of receivables are reflected in the Company’s Statement of Consolidated Operations in Other expense, net for the periods in which the sales occur.
K. Inventories

	March 31, 2025	December 31, 2024
Finished goods	$467	$458
Work-in-process	948	903
Purchased raw materials	417	408
Operating supplies	70	71
Total inventories	$1,902	$1,840
As of March 31, 2025 and December 31, 2024, the portion of inventories valued on a last-in, first-out (“LIFO”) basis was $566 and $544, respectively. If valued on an average-cost basis, total inventories would have been $282 and $280 higher as of March 31, 2025 and December 31, 2024, respectively.
L. Properties, Plants, and Equipment, net

	March 31, 2025	December 31, 2024
Land and land rights	$84	$84
Structures	1,044	1,025
Machinery and equipment	4,194	4,118
	5,322	5,227
Less: accumulated depreciation and amortization	3,217	3,150
	2,105	2,077
Construction work-in-progress	335	309
Properties, plants, and equipment, net	$2,440	$2,386
The Company incurred capital expenditures which remained unpaid as of March 31, 2025 and March 31, 2024 of $77 and $38, respectively, which will result in cash outflows within investing activities in the Statement of Consolidated Cash Flows in subsequent periods.

M. Leases
Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $17 and $16 in the first quarter of 2025 and 2024, respectively.
Operating lease right-of-use assets and lease liabilities in the Consolidated Balance Sheet were as follows:

	March 31, 2025	December 31, 2024
Right-of-use assets classified in Other noncurrent assets	$158	$155

Current portion of lease liabilities classified in Other current liabilities	$39	$37
Long-term portion of lease liabilities classified in Other noncurrent liabilities and deferred credits	120	119
Total lease liabilities	$159	$156
N. Debt

	March 31, 2025	December 31, 2024
USD Term Loan Facility, due 2026(1)(2)	139	140
JPY Term Loan Facility, due 2026(2)	197	188
5.900% Notes, due 2027	625	625
6.750% Bonds, due 2028	300	300
3.000% Notes, due 2029	700	700
4.850% Notes, due 2031(3)	500	500
5.950% Notes, due 2037	625	625
4.750% Iowa Finance Authority Loan, due 2042	250	250
Other, net(4)	(12)	(13)
	3,324	3,315
Less: amount due within one year	7	6
Total long-term debt	$3,317	$3,309
(1)The Company made its first quarterly repayment of a portion of the outstanding principal amount under the USD Term Loan Facility in accordance with the provisions of the applicable term loan agreement.
(2)The Company entered into interest rate swaps to exchange the floating interest rates of the term loan facilities to fixed interest rates. Based on the Company’s current long-term debt ratings, the interest rate on the USD Term Loan Facility was 5.545% and 5.670% and the interest rate on the JPY Term Loan Facility was 1.794% and 1.919% as of March 31, 2025 and December 31, 2024, respectively.
(3)The Company concurrently entered into a cross-currency swap to synthetically convert the 2031 Notes into a Euro liability of approximately €458 million with a fixed annual interest rate of 3.720%.
(4)Includes unamortized debt discounts and unamortized debt issuance costs related to outstanding notes and bonds listed in the table above and various financing arrangements related to subsidiaries.
Term Loan Facilities
The Company maintains (i) a U.S. dollar-denominated, senior unsecured term loan facility (the “USD Term Loan Facility”) and (ii) a Japanese yen-denominated, senior unsecured term loan facility (the “JPY Term Loan Facility”), each of which matures on November 22, 2026 unless earlier terminated in accordance with the provisions of the applicable term loan agreement. The term loan agreements relating to these facilities contain respective covenants, including, among others, a limitation requiring the ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the agreements) as of the end of each fiscal quarter for the period of the four fiscal quarters most recently ended, to be less than or equal to 3.75 to 1.00. As of March 31, 2025 and December 31, 2024, the Company was in compliance with all covenants under the USD Term Loan Facility and JPY Term Loan Facility.
The amounts outstanding under the USD Term Loan Facility were $139 and $140 as of March 31, 2025 and December 31, 2024, respectively. The amounts outstanding under the JPY Term Loan Facility were ¥29,702 million ($197) and ¥29,702 million ($188) as of March 31, 2025 and December 31, 2024, respectively.

Credit Facility
The Company has entered into a Five-Year Revolving Credit Agreement (the “Credit Agreement”) that provides a $1,000 senior unsecured revolving credit facility that matures on July 27, 2028. The Credit Agreement contains covenants, including, among others, a limitation requiring the ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Credit Agreement) as of the end of each fiscal quarter for the period of the four fiscal quarters most recently ended, to be less than or equal to 3.75 to 1.00. As of March 31, 2025 and December 31, 2024, the Company was in compliance with all covenants under the Credit Agreement.
There were no amounts outstanding under the Credit Agreement as of March 31, 2025 or December 31, 2024, and no amounts were borrowed during 2025 or 2024 under the Credit Agreement.
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
There were no amounts outstanding under the commercial paper program as of March 31, 2025 or December 31, 2024.
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

	March 31, 2025		December 31, 2024
	Carrying value	Fair value	Carrying value	Fair value
Long-term debt	$3,317	$3,338	$3,309	$3,298
Restricted cash, which is included in Prepaid expenses and other current assets in the Consolidated Balance Sheet, was less than $1 and $1 as of March 31, 2025 and December 31, 2024, respectively.
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

The Company’s remediation reserve balance was $16 and $19 as of March 31, 2025 and December 31, 2024, respectively, and was recorded in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet (of which $7 and $10, respectively, was classified as a current liability), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Payments related to remediation expenses applied against the reserve were $3 and $1 in the first quarter of 2025 and 2024, respectively, and included expenditures currently mandated, as well as those not required by any regulatory authority or third party.
Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be less than 1% of Cost of goods sold.
Tax. In December 2013 and 2014, the Company received audit assessment notices from the French Tax Authority (“FTA”) for the 2010 through 2012 tax years. In 2016, the Company appealed to the Committee of the Abuse of Tax Law, where it received a favorable nonbinding decision. The FTA disagreed with the Committee of the Abuse of Tax Law’s opinion, and the Company appealed to the Montreuil Administrative Court, where in 2020 the Company prevailed on the merits. The FTA appealed this decision to the Paris Administrative Court of Appeal in 2021. On March 31, 2023, the Company received an adverse decision from the Paris Administrative Court of Appeal. The Company appealed this decision to the French Administrative Supreme Court. The assessment amount was $17 (€16 million), including $10 (€9 million) of tax and interest up through 2017 and $7 (€7 million) of penalties. The Company estimated additional interest to be $2 (€2 million). On July 23, 2024, the Company received the French Administrative Supreme Court’s decision. That decision upheld the assessment of $10 (€9 million) of tax and interest, while cancelling the penalties of $7 (€7 million) and remanding the penalty assessment issue to the Paris Administrative Court of Appeal for reexamination. As a result, the Company has no further right to appeal the assessment of tax and interest but will continue to protest the penalties.
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
United Kingdom Litigation (various claims on behalf of survivors and estates of decedents). The substantial majority of these suits were settled pursuant to the terms of a confidential settlement agreement and are discontinued and closed. The claimants in the remaining suits are mediating their claims with the defendants. On June 21, 2024, the Company was joined as a party to proceedings initiated by the Royal Borough of Kensington and Chelsea (RBKC) and Chelsea Tenant Management Organisation Ltd. (KCTMO) that are currently pending against AAP SAS and Whirlpool. On February 14, 2025, RBKC and KCTMO served their Particulars of Claim and Schedule of Loss on defendants. Defenses and contribution claims must be filed by July 18, 2025. A case management conference is scheduled for December 8, 2025.
Raul v. Albaugh, et al. (derivative related claim). On October 22, 2024, the parties executed a settlement term sheet that set forth the material terms and conditions associated with the resolution of this derivative action. On October 28, 2024, November 27, 2024, January 27, 2025, and March 28, 2025, the parties filed a joint status report regarding this development. On March 31, 2025, the court ordered that the parties file a joint status report or a stipulation of dismissal on or before May 12, 2025. The parties plan to enter into a formal, final Stipulation of Settlement in the near term, which will be presented to the court for approval. The settlement term sheet had no material impact on the results of operations.
With respect to the regulatory investigations in the U.K. described in the Form 10-K, there are no updates.

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
Commitments
Guarantees. As of March 31, 2025, Howmet had outstanding bank guarantees related to plant expansion, customs duties, rental, and environmental obligations. The total amount committed under these guarantees, which expire at various dates between 2025 and 2027, was $6 as of March 31, 2025.
Pursuant to the Separation and Distribution Agreement, dated as of October 31, 2016, between Howmet and Alcoa Corporation, Howmet was required to provide certain guarantees for Alcoa Corporation, which were included in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet. The remaining guarantee which had a fair value of $6 as of both March 31, 2025 and December 31, 2024, relates to a long-term energy supply agreement that expires in 2047 at an Alcoa Corporation facility, for which the Company is secondarily liable in the event of a payment default by Alcoa Corporation. If the Company incurs any liability under this guarantee, Arconic Corporation is obligated to indemnify the Company for 50% of such liability. The Company currently views the risk of an Alcoa Corporation payment default on its obligations under the contract to be remote. The Company is required to provide a guarantee up to an estimated present value amount of approximately $1,121 as of both March 31, 2025 and December 31, 2024 in the event of an Alcoa Corporation default. In the fourth quarter of 2024, a surety bond with a limit of $80 relating to this guarantee was obtained by Alcoa Corporation to protect Howmet’s obligation. This surety bond will be renewed on an annual basis by Alcoa Corporation.
Letters of Credit. The Company has outstanding letters of credit primarily related to workers’ compensation, environmental obligations, insurance obligations and tax matters. The total amount committed under these letters of credit, which automatically renew or expire at various dates, primarily in 2025 and 2026, was $81 as of March 31, 2025.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to retain letters of credit of $48, which are included in the $81 in the above paragraph, that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims that occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation and letters of credit fees paid by the Company are proportionally billed to, and are reimbursed by, Arconic Corporation and Alcoa Corporation, respectively. Also, the Company was required to provide letters of credit for certain Arconic Corporation and Alcoa Corporation environmental obligations and, as a result, the Company has $9 of outstanding letters of credit relating to such liabilities, which are also included in the $81 in the above paragraph. The Company reduced the balance of these environmental obligations’ letters of credit by approximately $8 as of March 31, 2025.
Surety Bonds. The Company has outstanding surety bonds primarily related to workers’ compensation, customs duties, environmental-related matters, and contract performance. The total amount committed under these annual surety bonds, which automatically renew or expire at various dates, primarily in 2025 and 2026, was $45 as of March 31, 2025.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to provide surety bonds of $21, which are included in the $45 in the above paragraph, that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims that occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation claims and surety bond fees paid by the Company are proportionately billed to, and are reimbursed by, Arconic Corporation and Alcoa Corporation, respectively.
Other Liabilities
Supplier Financing Arrangements. We offer voluntary supplier finance programs to suppliers who may elect to sell their receivables to third parties at the sole discretion of both the suppliers and the third parties. The program is at no cost to the Company and provides additional liquidity to our suppliers, if they desire, at their cost. Under these programs, the Company pays the third-party bank, rather than the supplier, the stated amount of the confirmed invoices on the original maturity date of the invoices. The Company or the third-party bank may terminate a program upon at least 30 days’ notice. Supplier invoices under the program require payment in full no more than approximately 120 days of the invoice date. As of March 31, 2025 and December 31, 2024, supplier invoices that are subject to future payment under these programs were $264 and $268, respectively, and are included in Accounts payable, trade in the Consolidated Balance Sheet.

Q. Subsequent Events
Management evaluated all activity of Howmet and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as noted below:
See Note H regarding share repurchases made in April 2025.

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
In the three months ended March 31, 2025, the Company derived approximately 69% of its revenue from products sold to the commercial and defense aerospace markets. Aircraft production in the aerospace industry continues to grow based on increases in demand for new aircraft and engine spares. Despite the recent tariff announcements, we expect our aerospace demand to continue to grow, including engine spares. Aircraft backlogs are at record levels. Quality control issues at The Boeing Company (“Boeing”) have caused Boeing to produce aircraft at lower rates compared to historical pre-pandemic levels. Boeing has been gradually increasing its production rates, but rates are expected to remain lower than pre-pandemic levels in the near term. For instance, the Federal Aviation Administration stated that it will not approve production rate increases above 38 aircraft per month or additional production lines for the Boeing 737 MAX until it is satisfied that Boeing is in full compliance with required quality control procedures. Boeing production levels have had and are expected to have a material impact on the financial performance of Howmet. The timing and level of future aircraft builds by original equipment manufacturers (“OEM”) are subject to changes and uncertainties, which may cause our future results to differ from prior periods due to changes in product mix in certain segments.
Recent, ongoing changes in U.S. and international government policies, including executive orders on tariffs and retaliatory trade measures, is expected to impact the pricing of our products, disrupt supply chains, and increase our costs. The timing, extent, application, and level of tariffs by various governments and our ability to recover tariffs are subject to changes and uncertainties in all segments. While the tariff situation remains fluid, we expect to pass along the costs associated with tariffs to our customers in the form of a cost pass through mechanism. There may be a delay between an increase in our costs and our ability to recover the higher costs that could impact our margins.
For additional information regarding the ongoing risks related to our business, see section Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Results of Operations
Earnings Summary:
Sales. Sales were $1,942 in the first quarter of 2025 compared to $1,824 in the first quarter of 2024. The increase of $118, or 6%, in the first quarter of 2025 was primarily due to growth in the commercial aerospace, defense aerospace, and industrial and other markets, including engines spares, and favorable product pricing, partially offset by lower volumes in the commercial transportation market. Product price increases are in excess of material and inflationary cost pass through to our customers.
Cost of goods sold (“COGS”). COGS as a percentage of Sales was 66.4% in the first quarter of 2025 compared to 70.7% in the first quarter of 2024. The decrease in the first quarter of 2025 was primarily due to higher volumes, favorable product pricing, and productivity gains, partially offset by increased net headcount, primarily in the Engine Products segment, in support of expected revenue increases.
Restructuring and other (credits) charges. Restructuring and other credits were $4 in the first quarter of 2025 compared to Restructuring and other charges of less than $1 in the first quarter of 2024. Restructuring and other credits for the first quarter of 2025 were primarily due to a gain on the sale of assets at a small U.K. manufacturing facility in Engineered Structures of $3 and a reversal of $1 for a layoff reserve related to a prior period. Restructuring and other charges for the first quarter of 2024 were primarily due a gain on the sale of assets at a small U.K. manufacturing facility in Engines Products of $1, partially offset by exit related costs, including accelerated depreciation, of $1.
See Note D to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional detail.

Interest expense, net. Interest expense, net was $39 in the first quarter of 2025 compared to $49 in the first quarter of 2024. The decrease of $10, or 20%, in the first quarter of 2025 was primarily due to the early redemptions of the 6.875% Notes due May 2025 (the “2025 Notes”) during various periods in 2024, the early redemptions of the 5.125% Notes due October 2024 (the “2024 Notes”) during various periods in 2024, and the early partial prepayment of its USD term loan, partially offset by the August 2024 issuance of $500 aggregate principal amount of 4.850% Notes due October 2031 (the “2031 Notes”), net of the cross-currency swap that synthetically converted the 2031 Notes into a lower fixed-interest-rate Euro liability.
See Note N to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional detail related to the Company’s debt.
Other expense, net. Other expense, net was $9 in the first quarter of 2025 compared to Other expense, net of $17 in the first quarter of 2024. The decrease in expense of $8 in the first quarter of 2025 was primarily due to a decrease in deferred compensation of $3, a decrease in foreign currency losses, net of $3, and a decrease in net realized and unrealized losses of $2. Non-service related net periodic benefit costs related to defined benefit plans and other postretirement benefit plans is expected to be relatively flat for the full year 2025 versus 2024.
See Note F to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional detail.
Provision for income taxes. The estimated annual effective tax rate, before discrete items, applied to ordinary income was 20.8% in the first quarter of 2025 compared to 21.7% in the first quarter of 2024. The tax rate including discrete items was 22.9% in the first quarter of 2025 compared to 19.8% in the first quarter of 2024. A discrete net tax charge of $9 was recorded in the first quarter of 2025 compared to a discrete net tax benefit of $7 in the first quarter of 2024. The 2025 estimated annual effective tax rate is lower than the 2024 rate primarily due to a U.S. deduction on Foreign Derived Intangible Income (“FDII”), a net tax benefit related to U.S. federal and state research and development credits, and a U.S. tax benefit recognized for foreign tax credits.
See Note G to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional detail.
Net income. Net income was $344, or $0.84 per diluted share, in the first quarter of 2025 compared to $243, or $0.59 per diluted share, in the first quarter of 2024. The increase of $101 in the first quarter of 2025 was primarily due to growth in the commercial aerospace, defense aerospace, and industrial and other markets, including engines spares, favorable product pricing, productivity, and a reduction in interest expense due to lower long-term debt levels, partially offset by lower volumes in the commercial transportation market.
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
Engine Products

	First quarter ended
	March 31,
	2025	2024
Third-party sales	$996	$885
Segment Adjusted EBITDA	325	249
Segment Adjusted EBITDA Margin	32.6%	28.1%

Third-party sales for the Engine Products segment increased $111, or 13%, in the first quarter of 2025 compared to the first quarter of 2024, primarily due to growth in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets, including engines spares growth.
Segment Adjusted EBITDA for the Engine Products segment increased $76, or 31%, in the first quarter of 2025 compared to the first quarter of 2024, primarily due to growth in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets. The segment absorbed approximately 500 net headcount in the first quarter of 2025, in support of expected revenue increases.
Segment Adjusted EBITDA Margin for the Engine Products segment increased approximately 450 basis points in the first quarter of 2025 compared to the first quarter of 2024, primarily due to growth in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets.
In 2025, as compared to 2024, demand in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets is expected to increase. Governmental policies, laws and regulations, and other economic factors, including inflation, customer requirements, tariffs, and fluctuations in foreign currency exchange rates and interest rates, may affect future results of operations and cash flow. The timing, extent, application, and level of tariffs by various governments and our ability to recover tariffs are subject to changes and uncertainties.
Fastening Systems

	First quarter ended
	March 31,
	2025	2024
Third-party sales	$412	$389
Segment Adjusted EBITDA	127	92
Segment Adjusted EBITDA Margin	30.8%	23.7%
Third-party sales for the Fastening Systems segment increased $23, or 6%, in the first quarter of 2025 compared to the first quarter of 2024, primarily due to growth in the commercial aerospace market, partially offset by lower volumes in the commercial transportation market.
Segment Adjusted EBITDA for the Fastening Systems segment increased $35, or 38%, in the first quarter of 2025 compared to the first quarter of 2024, primarily due to growth in the commercial aerospace market and productivity gains, which include net headcount reductions of approximately 75 year over year, partially offset by lower volumes in the commercial transportation market.
Segment Adjusted EBITDA Margin for the Fastening Systems segment increased approximately 710 basis points in the first quarter of 2025 compared to the first quarter of 2024, primarily due to growth in the commercial aerospace market and productivity gains, partially offset by lower volumes in the commercial transportation market.
In 2025, as compared to 2024, demand in the commercial aerospace market is expected to increase, including potential new business resulting from a fire at a competitor’s facility. Demand in the commercial transportation market is not expected to recover before mid-year of 2025. A potential increase in commercial truck builds is less certain in the second half of the year, given tariff-related and economic uncertainty in North America. Governmental policies, laws and regulations, and other economic factors, including inflation, customer requirements, tariffs, and fluctuations in foreign currency exchange rates and interest rates, may affect future results of operations and cash flow. The timing, extent, application, and level of tariffs by various governments and our ability to recover tariffs are subject to changes and uncertainties.
Engineered Structures

	First quarter ended
	March 31,
	2025	2024
Third-party sales	$282	$262
Segment Adjusted EBITDA	60	37
Segment Adjusted EBITDA Margin	21.3%	14.1%
Third-party sales for the Engineered Structures segment increased $20, or 8%, in the first quarter of 2025 compared to the first quarter of 2024, primarily due to growth in the defense aerospace market. The Engineered Structures segment is focusing on the optimization of its manufacturing footprint and rationalization of product mix in order to maximize profitability.

Segment Adjusted EBITDA for the Engineered Structures segment increased $23, or 62%, in the first quarter of 2025 compared to the first quarter of 2024, primarily due to growth in the defense aerospace market and productivity gains, which include net headcount reductions of approximately 240 year over year. The Engineered Structures segment is focusing on the optimization of its manufacturing footprint and rationalization of product mix in order to maximize profitability.
Segment Adjusted EBITDA Margin for the Engineered Structures segment increased approximately 720 basis points in the first quarter of 2025 compared to the first quarter of 2024, primarily due to growth in the defense aerospace market and productivity gains. The Engineered Structures segment is focusing on the optimization of its manufacturing footprint and rationalization of product mix in order to maximize profitability.
In 2025, as compared to 2024, demand in the defense aerospace and commercial aerospace markets is expected to increase. Governmental policies, laws and regulations, and other economic factors, including inflation, customer requirements, tariffs, and fluctuations in foreign currency exchange rates and interest rates, may affect future results of operations and cash flow. The timing, extent, application, and level of tariffs by various governments and our ability to recover tariffs are subject to changes and uncertainties.
Forged Wheels

	First quarter ended
	March 31,
	2025	2024
Third-party sales	$252	$288
Segment Adjusted EBITDA	68	82
Segment Adjusted EBITDA Margin	27.0%	28.5%
Third-party sales for the Forged Wheels segment decreased $36, or 13%, in the first quarter of 2025 compared to the first quarter of 2024, primarily due to lower volumes in the commercial transportation market, partially offset by an increase in aluminum and other inflationary cost pass through.
Segment Adjusted EBITDA for the Forged Wheels segment decreased $14, or 17%, in the first quarter of 2025 compared to the first quarter of 2024, primarily due to lower volumes in the commercial transportation market. Net headcount for the Forged Wheels segment declined approximately 115 year over year.
Segment Adjusted EBITDA Margin for the Forged Wheels segment decreased approximately 150 basis points in the first quarter of 2025 compared to the first quarter of 2024, primarily due to lower volumes in the commercial transportation market and higher aluminum and other inflationary cost pass through.
In 2025, as compared to 2024, demand in the commercial transportation markets served by Forged Wheels is not expected to recover before mid-year of 2025. A potential increase in commercial truck builds is less certain in the second half of the year, given tariff-related and economic uncertainty in North America. Governmental policies, laws and regulations, and other economic factors, including inflation, customer requirements, tariffs, and fluctuations in foreign currency exchange rates and interest rates, may affect future results of operations and cash flow. The timing, extent, application, and level of tariffs by various governments and our ability to recover tariffs are subject to changes and uncertainties.
Reconciliation of Total Segment Adjusted EBITDA to Income before income taxes

	First quarter ended
	March 31,
	2025	2024
Income before income taxes	$446	$303
Interest expense, net	39	49
Other expense, net	9	17
Operating income	$494	$369
Segment provision for depreciation and amortization	68	65
Unallocated amounts:
Restructuring and other (credits) charges	(4)	—
Corporate expense	22	26
Total Segment Adjusted EBITDA	$580	$460

Total Segment Adjusted EBITDA is a non-GAAP financial measure. Management believes that this measure is meaningful to investors because it provides additional information with respect to the Company’s operating performance and the Company’s ability to meet its financial obligations. Differences between the total segment and consolidated totals are in Corporate.
See Restructuring and other (credits) charges, Interest expense, net, and Other expense, net discussions above, under “Results of Operations” for reference.
Corporate expense decreased $4, or 15%, in the first quarter of 2025 compared to the first quarter of 2024, primarily due to lower legal costs in 2025.
Environmental Matters
See the Environmental Matters section of Note P to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Subsequent Events
See Note Q to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for subsequent events.
Liquidity and Capital Resources
Operating Activities
Cash provided from operations was $253 in the three months ended March 31, 2025 compared to $177 in the three months ended March 31, 2024. The increase of $76, or 43%, was primarily due to higher operating results of $84 and lower pension contributions of $2, partially offset by higher payments of noncurrent liabilities of $9 and higher working capital of $2. The components of the change in working capital primarily included unfavorable changes in receivables of $62, inventories of $18, and other accrued expenses of $4, which includes compensation related payments, partially offset by taxes, including income taxes of $45, accounts payable of $36, and prepaid expenses and other current assets of $1.
Management expects Howmet’s estimated pension contributions and other postretirement benefit payments in 2025 to be approximately $65.
Financing Activities
Cash used for financing activities was $167 in the three months ended March 31, 2025 compared to $178 in the three months ended March 31, 2024. The decrease of $11, or 6%, was primarily due to a decrease in common stock repurchases of $25 and a decrease in taxes paid for the net share settlement of equity awards of $12, partially offset by increased dividends paid to common stock shareholders of $21 due to a $0.05 increase in dividends per common share, from $0.05 to $0.10 per share from the first quarter of 2024 to the first quarter of 2025, and a decrease in proceeds from exercise of employee stock options of $4.
On July 30, 2024, the Board of Directors of Howmet Aerospace approved the establishment of a 2025 dividend policy to pay cash dividends on the Company’s common stock in 2025 at a rate of 15% plus or minus 5% of net income excluding special items. The declaration of future common stock dividends is subject to the discretion and approval of the Board of Directors of Howmet after the Board’s consideration of all factors it deems relevant and subject to applicable law. The Company may modify, suspend, or cancel the dividend policy in any manner and at any time that it may deem necessary or appropriate. On January 27, 2025, the Board of Directors of Howmet Aerospace declared a quarterly dividend of $0.10 per share on the Company’s common stock.
The Company maintains a credit facility (the “Credit Facility) pursuant to its Five-Year Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and issuers named therein (See Note N to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference). There were no amounts outstanding under the Credit Agreement as of March 31, 2025 or December 31, 2024, and no amounts were borrowed during 2025 or 2024 under the Credit Agreement.
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
The three major credit rating agencies have rated Howmet’s debt with investment grade ratings. The Company’s most recent short-term and long-term credit ratings, as well as the current outlook from the three major credit rating agencies are as follows:

	Short-Term	Long-Term	Outlook
S&P Global Ratings (“S&P”)	A-2	BBB	Stable
Moody’s Investors Service, Inc. (“Moody’s”)	P-2	Baa1	Stable
Fitch Ratings, Inc. (“Fitch”)	F1	BBB+	Stable
On March 31, 2025, Fitch upgraded Howmet’s short-term debt rating from F2 to F1 and long-term debt rating from BBB to BBB+, and updated the current outlook from positive to stable, citing deleveraging actions, conservative capital allocation and strong free cash flow generation.
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
Investing Activities
Cash used for investing activities was $115 in the three months ended March 31, 2025 compared to $75 in the three months ended March 31, 2024. The increase of $40, or 53%, was primarily due to an increase in capital expenditures of $37 primarily related to capacity expansion projects in Engine Products, and a decrease in proceeds from the sale of assets and businesses of $2.
Recently Adopted and Recently Issued Accounting Guidance
See Note B to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Forward-Looking Statements
This report contains (and oral communications made by Howmet may contain) statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates”, “believes”, “could”, “envisions”, “estimates”, “expects”, “forecasts”, “goal”, “guidance”, “intends”, “may”, “outlook”, “plans”, “projects”, “seeks”, “sees”, “should”, “targets”, “will”, “would”, or other words of similar meaning. All statements that reflect Howmet’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements, forecasts and outlook relating to the condition of markets; future financial results or operating performance; future strategic actions; Howmet’s strategies, outlook, and business and financial prospects; and any future dividends, debt issuances, debt reduction and repurchases of its common stock. These statements reflect beliefs and assumptions that are based on Howmet’s perception of historical trends, current conditions and expected future developments, as well as other factors Howmet believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict, which could cause actual results to differ materially from those indicated by these statements. Such risks and uncertainties include, but are not limited to: (a) deterioration in global economic and financial market conditions generally, or unfavorable changes in the markets served by Howmet, including due to escalating tariff and other trade policies and the resulting impacts on Howmet’s supply and distribution chains, as well as on market volatility and global trade generally; (b) the impact of potential cyber attacks and information technology or data security breaches; (c) the loss of significant customers or adverse changes in customers’ business or financial conditions; (d) manufacturing difficulties or other issues that impact product performance, quality or safety; (e) inability of suppliers to meet obligations due to supply chain disruptions or otherwise; (f) failure to attract and retain a qualified workforce and key personnel, labor disputes or other employee relations issues; (g) the inability to achieve improvement in or strengthening of financial performance, operations or competitiveness anticipated or targeted; (h) inability to meet increased demand, production targets or commitments; (i) competition from new product offerings, disruptive technologies or other developments; (j) geopolitical, economic, and regulatory risks relating to Howmet’s global operations, including geopolitical and diplomatic tensions, instabilities, conflicts and wars, as well as compliance with U.S. and foreign trade and tax laws, sanctions, embargoes and other regulations; (k) the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation; (l) failure to comply with government contracting regulations; (m) adverse changes in discount rates or investment returns on pension assets; and (n) the other risk factors summarized in Howmet’s Form 10-K for the year ended December 31, 2024 and other reports filed with the U.S. Securities and Exchange Commission. Market projections are subject to the risks discussed above and other risks in the market. Under its share repurchase program, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as it deems appropriate, subject to market conditions, legal requirements and other considerations. The Company is not obligated to repurchase any specific number of shares or to do so at any particular time. The declaration of any future dividends is subject to the discretion and approval of the Board of Directors after the Board’s consideration of all factors it deems relevant and subject to applicable law. The Company may modify, suspend, or cancel its share repurchase program or its dividend policy in any manner and at any time that it may deem necessary or appropriate. Credit ratings are not a recommendation to buy or hold any Howmet Aerospace securities, and they may be revised or revoked at any time at the sole discretion of the credit rating organizations. The statements in this report are made as of the date of the filing of this report. Howmet disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
See Note P to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to the Company’s repurchases of its common stock during the quarter ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)(2)
January 1 - January 31, 2025	429,578	$116.39	429,578	$2,147
February 1 - February 28, 2025	227,542	$131.84	227,542	$2,117
March 1 - March 31, 2025	348,982	$128.95	348,982	$2,072
Total for quarter ended March 31, 2025	1,006,102	$124.24	1,006,102
(1)Excludes commissions cost.
(2)The Company has a share repurchase program (the “Share Repurchase Program”) that, after giving effect to the additional $100 million share repurchases made in April 2025 at an average price per share of $125.61, retiring approximately 0.8 million shares, has approximately $1,972 million in Board authorization remaining available as of April 30, 2025. The current Share Repurchase Program was authorized by the Company’s Board of Directors on August 18, 2021 at $1,500 million, which was increased by the Board by $2,000 million on July 30, 2024. Under the Company’s Share Repurchase Program, the Company may repurchase shares by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements, or other derivative transactions. There is no stated expiration for the Share Repurchase Program. Under its Share Repurchase Program, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the Share Repurchase Program may be suspended, modified, or terminated at any time without prior notice.

Item 6. Exhibits.

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Howmet Aerospace Inc.

May 1, 2025	/s/ Ken Giacobbe
Date	Ken Giacobbe
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

May 1, 2025	/s/ Barbara L. Shultz
Date	Barbara L. Shultz
Vice President and Controller
(Principal Accounting Officer)