Form 10-Q
period 2025-06-30
Howmet Aerospace Inc.
filed 2025-07-31
CIK 4281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of July 28, 2025, there were 403,126,322 shares of common stock, par value $1.00 per share, of the registrant outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.
Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Operations (unaudited)
(in millions, except per-share amounts)

	Second quarter ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Sales (C)	$2,053	$1,880	$3,995	$3,704
Cost of goods sold (exclusive of expenses below)	1,365	1,287	2,655	2,577
Selling, general administrative, and other expenses	89	97	174	185
Research and development expenses	9	7	17	17
Provision for depreciation and amortization	69	69	138	136
Restructuring and other charges (credits) (D)	—	22	(4)	22
Operating income	521	398	1,015	767
Interest expense, net	38	49	77	98
Other expense, net (F)	14	15	23	32
Income before income taxes	469	334	915	637
Provision for income taxes (G)	62	68	164	128
Net income	$407	$266	$751	$509

Amounts Attributable to Howmet Aerospace Common Shareholders (H):
Net income	$407	$266	$750	$508
Earnings per share:
Basic	$1.01	$0.65	$1.85	$1.24
Diluted	$1.00	$0.65	$1.84	$1.23
Average Shares Outstanding (H):
Basic	404	408	404	409
Diluted	406	411	407	411
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Comprehensive Income (unaudited)
(in millions)

	Second quarter ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$407	$266	$751	$509
Other comprehensive income (loss), net of tax (I):
Change in unrecognized net actuarial loss and prior service benefit related to pension and other postretirement benefits	3	4	6	7
Foreign currency translation adjustments	117	(4)	162	(41)
Net change in unrecognized (losses) gains on cash flow hedges	(39)	3	(39)	6
Total Other comprehensive income (loss), net of tax	81	3	129	(28)
Comprehensive income	$488	$269	$880	$481
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Consolidated Balance Sheet (unaudited)
(in millions)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$545	$564
Receivables from customers, less allowances of $— in both 2025 and 2024 (J)	888	689
Other receivables	14	20
Inventories (K)	1,964	1,840
Prepaid expenses and other current assets	283	249
Total current assets	3,694	3,362
Properties, plants, and equipment, net (L)	2,526	2,386
Goodwill	4,065	4,010
Deferred income taxes	31	35
Intangibles, net	467	475
Other noncurrent assets (M)	263	251
Total assets	$11,046	$10,519
Liabilities
Current liabilities:
Accounts payable, trade (P)	$1,028	$948
Accrued compensation and retirement costs	263	305
Taxes, including income taxes (G)	64	60
Accrued interest payable	59	59
Other current liabilities (M)(P)	181	171
Long-term debt due within one year (N)	5	6
Total current liabilities	1,600	1,549
Long-term debt (N)(O)	3,253	3,309
Accrued pension benefits (E)	613	625
Accrued other postretirement benefits (E)	52	54
Other noncurrent liabilities and deferred credits (M)	486	428
Total liabilities	6,004	5,965
Contingencies and commitments (P)
Equity
Howmet Aerospace shareholders’ equity:
Preferred stock	55	55
Common stock	404	405
Additional capital	2,898	3,206
Retained earnings	3,434	2,766
Accumulated other comprehensive loss (I)	(1,749)	(1,878)
Total equity	5,042	4,554
Total liabilities and equity	$11,046	$10,519
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)

	Six months ended
	June 30,
	2025	2024
Operating activities
Net income	$751	$509
Adjustments to reconcile net income to cash provided from operations:
Depreciation and amortization	138	136
Deferred income taxes	12	67
Restructuring and other (credits) charges	(4)	22
Net realized and unrealized losses	11	13
Net periodic pension cost (E)	21	20
Stock-based compensation	39	38
Other	2	7
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
Increase in receivables (J)	(170)	(100)
Increase in inventories (K)	(81)	(109)
Decrease in prepaid expenses and other current assets	6	5
Increase in accounts payable, trade	74	6
Decrease in accrued expenses	(47)	(17)
(Decrease) increase in taxes, including income taxes	(20)	13
Pension contributions	(15)	(17)
Increase in noncurrent assets	(2)	(7)
Decrease in noncurrent liabilities	(16)	(12)
Cash provided from operations	699	574
Financing Activities
Repurchases and payments on debt (N)	(77)	(23)
Repurchases of common stock	(300)	(210)
Proceeds from exercise of employee stock options	1	6
Dividends paid to shareholders	(83)	(42)
Taxes paid for net share settlement of equity awards	(44)	(32)
Other	(3)	—
Cash used for financing activities	(506)	(301)
Investing Activities
Capital expenditures (C)	(221)	(137)
Proceeds from the sale of assets and businesses (D)	8	8
Other	1	—
Cash used for investing activities	(212)	(129)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(2)
Net change in cash, cash equivalents and restricted cash	(19)	142
Cash, cash equivalents and restricted cash at beginning of period	565	610
Cash, cash equivalents and restricted cash at end of period	$546	$752

The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(in millions, except per-share amounts)

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at March 31, 2024	$55	$408	$3,542	$1,942	$(1,861)	$4,086
Net income	—	—	—	266	—	266
Other comprehensive income (I)	—	—	—	—	3	3
Cash dividends declared:
Common @ $0.05 per share	—	—	—	(22)	—	(22)
Repurchase and retirement of common stock (H)	—	(1)	(60)	—	—	(61)
Stock-based compensation	—	—	23	—	—	23
Common stock issued: compensation plans	—	1	(19)	—	—	(18)
Balance at June 30, 2024	$55	$408	$3,486	$2,186	$(1,858)	$4,277

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at March 31, 2025	$55	$404	$3,095	$3,068	$(1,830)	$4,792
Net income	—	—	—	407	—	407
Other comprehensive income (I)	—	—	—	—	81	81
Cash dividends declared:
Common @ $0.10 per share	—	—	—	(41)	—	(41)
Repurchase and retirement of common stock (H)	—	(1)	(175)	—	—	(176)
Stock-based compensation	—	—	25	—	—	25
Common stock issued: compensation plans	—	1	(47)	—	—	(46)
Balance at June 30, 2025	$55	$404	$2,898	$3,434	$(1,749)	$5,042
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(U.S. dollars in millions, except per-share amounts)

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2023	$55	$410	$3,682	$1,720	$(1,830)	$4,037
Net income	—	—	—	509	—	509
Other comprehensive loss (I)	—	—	—	—	(28)	(28)
Cash dividends declared:
Preferred-Class A @ $1.8750 per share	—	—	—	(1)	—	(1)
Common @ $0.10 per share	—	—	—	(42)	—	(42)
Repurchase and retirement of common stock (H)	—	(3)	(208)	—	—	(211)
Stock-based compensation	—	—	38	—	—	38
Common stock issued: compensation plans	—	1	(26)	—	—	(25)
Balance at June 30, 2024	$55	$408	$3,486	$2,186	$(1,858)	$4,277

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2024	$55	$405	$3,206	$2,766	$(1,878)	$4,554
Net income	—	—	—	751	—	751
Other comprehensive income (I)	—	—	—	—	129	129
Cash dividends declared:
Preferred-Class A @ $1.8750 per share	—	—	—	(1)	—	(1)
Common @ $0.20 per share	—	—	—	(82)	—	(82)
Repurchase and retirement of common stock (H)	—	(2)	(300)	—	—	(302)
Stock-based compensation	—	—	39	—	—	39
Common stock issued: compensation plans	—	1	(47)	—	—	(46)
Balance at June 30, 2025	$55	$404	$2,898	$3,434	$(1,749)	$5,042
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
In the six months ended June 30, 2025, the Company derived approximately 69% of its revenue from products sold to the commercial and defense aerospace markets. Aircraft production in the aerospace industry continues to grow based on increases in demand for new aircraft and engine spares. Aircraft backlogs remain at record levels despite the recent tariff announcements. We expect our aerospace demand to continue to grow, including engine spares. The Boeing Company (“Boeing”) has been gradually increasing its production rates over the past several months, and Airbus SE (“Airbus”) has also signaled that its production rates are increasing, particularly in narrow body aircraft. The Federal Aviation Administration stated that it will not approve production rate increases above 38 aircraft per month or additional production lines for the Boeing 737 MAX until it is satisfied that Boeing is in full compliance with required quality control procedures. Boeing and Airbus are the primary original equipment manufacturers (“OEMs”) of aircraft airframes, and these companies’ production levels have had and are expected to have a material impact on the financial performance of Howmet. The timing and level of future aircraft builds by OEMs are subject to changes and uncertainties, which may cause our future results to differ from prior periods due to changes in product mix in certain segments.
Recent, ongoing changes in U.S. and international government policies, including executive orders on tariffs and retaliatory trade measures, are expected to impact the pricing of our products, disrupt supply chains, and increase our costs. The timing, extent, application, and level of tariffs by various governments and our ability to recover tariffs are subject to changes and uncertainties in all segments. While the tariff situation remains fluid, we expect to pass along the costs associated with tariffs to our customers in the form of a cost pass through mechanism. There may be a delay between an increase in our costs and our ability to recover the higher costs that could impact our margins.
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

In December 2023, the FASB issued guidance to enhance the transparency of annual income tax disclosures including additional details on the rate reconciliation and taxes paid by jurisdiction. These changes are effective for fiscal years beginning after December 15, 2024. Management is currently evaluating the impact of these changes on the Consolidated Financial Statements and expects to disclose additional information as required by the standard.
C. Segment Information
Howmet is a global leader in lightweight metals engineering and manufacturing. Howmet’s innovative, multi-material products, which include nickel, titanium, aluminum, and cobalt, are used worldwide in the aerospace (commercial and defense), commercial transportation, and industrial and other markets. Segment performance under Howmet’s management reporting system is evaluated based on Segment Adjusted EBITDA. The Company’s Chief Executive Officer, who has been determined to be our Chief Operating Decision Maker (“CODM”), believes that Segment Adjusted EBITDA provides information with respect to the Company’s operating performance and the Company’s ability to meet its financial obligations. Howmet’s definition of Segment Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) is net margin plus an add-back for depreciation and amortization. Net margin is equivalent to Sales minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; Research and development expenses; and Provision for depreciation and amortization. Special items, including Restructuring and other charges (credits), are excluded from net margin and Segment Adjusted EBITDA. The Company’s CODM considers forecast-to-actual variances for Segment Adjusted EBITDA when allocating resources across the Company’s reportable segments. Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Differences between the total segment and consolidated totals are in Corporate.
Howmet’s operations consist of four worldwide reportable segments as follows:
Engine Products
Engine Products produces investment castings, including airfoils, and seamless rolled rings primarily for aircraft engines and industrial gas turbine applications. Engine Products produces rotating parts, as well as structural parts.
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
Forged Wheels
Forged Wheels provides forged aluminum wheels and related products for heavy-duty trucks and the commercial transportation market.

The operating results of the Company’s reportable segments were as follows:

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Second quarter ended June 30, 2025
Sales:
Third-party sales	$1,056	$431	$290	$276	$2,053
Inter-segment sales	2	—	3	—	5
Total sales	$1,058	$431	$293	$276	$2,058
Expenses:
Segment Adjusted cost of goods sold(1)	$682	$276	$222	$189	$1,369
Other segment items(2)	27	29	9	11	76
Profit and loss:
Segment Adjusted EBITDA	$349	$126	$62	$76	$613
Provision for depreciation and amortization	35	12	10	10	67
Restructuring and other charges (credits)	—	1	—	(1)	—
Other:
Capital expenditures	$75	$9	$6	$8	$98

Second quarter ended June 30, 2024
Sales:
Third-party sales	$933	$394	$275	$278	$1,880
Inter-segment sales	1	—	3	—	4
Total sales	$934	$394	$278	$278	$1,884
Expenses:
Segment Adjusted cost of goods sold(1)	$618	$265	$228	$192	$1,303
Other segment items(2)	24	28	10	11	73
Profit and loss:
Segment Adjusted EBITDA	$292	$101	$40	$75	$508
Provision for depreciation and amortization	33	13	11	10	67
Restructuring and other (credits) charges	(1)	2	18	1	20
Other:
Capital expenditures	$33	$5	$5	$9	$52

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Six months ended June 30, 2025
Sales:
Third-party sales	$2,052	$843	$572	$528	$3,995
Inter-segment sales	4	—	6	—	10
Total sales	$2,056	$843	$578	$528	$4,005
Expenses:
Segment Adjusted cost of goods sold(1)	$1,330	$532	$439	$363	$2,664
Other segment items(2)	52	58	17	21	148
Profit and loss:
Segment Adjusted EBITDA	$674	$253	$122	$144	$1,193
Provision for depreciation and amortization	69	24	22	20	135
Restructuring and other charges (credits)	—	1	(4)	(1)	(4)
Other:
Capital expenditures	$161	$19	$11	$23	$214
Total assets	5,512	2,787	1,374	748	10,421

Six months ended June 30, 2024
Sales:
Third-party sales	$1,818	$783	$537	$566	$3,704
Inter-segment sales	3	—	4	—	7
Total sales	$1,821	$783	$541	$566	$3,711
Expenses:
Segment Adjusted cost of goods sold(1)	$1,228	$533	$444	$387	$2,592
Other segment items(2)	52	57	20	22	151
Profit and loss:
Segment Adjusted EBITDA	$541	$193	$77	$157	$968
Provision for depreciation and amortization	66	24	22	20	132
Restructuring and other (credits) charges	(1)	2	18	1	20
Other:
Capital expenditures	$88	$12	$11	$21	$132
Total assets	5,038	2,738	1,405	736	$9,917
(1)Segment Adjusted cost of goods sold is exclusive of Provision for depreciation and amortization, Restructuring and other charges (credits), and Corporate expenses.
(2)Other segment items includes Selling, general administrative, and other expenses, and Research and development expenses; exclusive of Provision for depreciation and amortization, and Restructuring and other charges (credits).
The following table reconciles Total Segment Adjusted EBITDA to Income before income taxes. Differences between the total segment and consolidated totals are in Corporate.

	Second quarter ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Total Segment Adjusted EBITDA	$613	$508	$1,193	$968
Segment provision for depreciation and amortization	(67)	(67)	(135)	(132)
Unallocated amounts:
Restructuring and other (charges) credits	—	(22)	4	(22)
Corporate expense	(25)	(21)	(47)	(47)
Operating income	$521	$398	$1,015	$767
Interest expense, net	(38)	(49)	(77)	(98)
Other expense, net	(14)	(15)	(23)	(32)
Income before income taxes	$469	$334	$915	$637
The following table reconciles total segment capital expenditures with Capital expenditures as presented in the Statement of Consolidated Cash Flows.

	Second quarter ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Total segment capital expenditures	$98	$52	$214	$132
Corporate	4	3	7	5
Capital expenditures	$102	$55	$221	$137

The following table disaggregates segment revenue by major market served. Differences between the total segment and consolidated totals are in Corporate.

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Second quarter ended June 30, 2025
Aerospace - Commercial	$574	$297	$189	$—	$1,060
Aerospace - Defense	217	44	91	—	352
Commercial Transportation	—	56	—	276	332
Industrial and Other	265	34	10	—	309
Total end-market revenue	$1,056	$431	$290	$276	$2,053

Second quarter ended June 30, 2024
Aerospace - Commercial	$528	$251	$200	$—	$979
Aerospace - Defense	192	37	61	—	290
Commercial Transportation	—	68	—	278	346
Industrial and Other	213	38	14	—	265
Total end-market revenue	$933	$394	$275	$278	$1,880

Six months ended June 30, 2025
Aerospace - Commercial	$1,123	$572	$381	$—	$2,076
Aerospace - Defense	432	86	167	—	685
Commercial Transportation	—	109	—	528	637
Industrial and Other	497	76	24	—	597
Total end-market revenue	$2,052	$843	$572	$528	$3,995

Six months ended June 30, 2024
Aerospace - Commercial	$1,020	$495	$392	$—	$1,907
Aerospace - Defense	377	76	117	—	570
Commercial Transportation	—	134	—	566	700
Industrial and Other	421	78	28	—	527
Total end-market revenue	$1,818	$783	$537	$566	$3,704
The Company derived 69% and 67% of its revenue from the aerospace (commercial and defense) markets for the six months ended June 30, 2025 and 2024, respectively.
RTX Corporation and GE Aerospace represented approximately 11% and 10%, respectively, of the Company’s third-party sales in the six months ended June 30, 2025. GE Aerospace and RTX Corporation each represented approximately 10%, respectively, of the Company’s third-party sales in the six months ended June 30, 2024. These sales were primarily from the Engine Products segment.
D. Restructuring and Other Charges (Credits)

	Second quarter ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Layoff costs	$3	$7	$3	$7
Reversals of previously recorded layoff reserves	(1)	—	(2)	—
Net (gain) losses related to divestitures of assets and businesses	(2)	14	(5)	13
Other	—	1	—	2
Total restructuring and other charges (credits)	$—	$22	$(4)	$22

In the second quarter of 2025, the Company recorded Restructuring and other charges of less than $1, which were primarily due to a charge for layoff costs of $3, including the separation of 119 employees (79 in Fastening Systems and 40 in Forged Wheels), partially offset by a gain on the sale of assets at a previously closed facility in Forged Wheels of $2 and a reversal of $1 for layoff reserves related to a prior period.
In the six months ended June 30, 2025, the Company recorded Restructuring and other credits of $4, which were primarily due to a gain on the sale of assets at a small U.K. manufacturing facility in Engineered Structures of $3, a gain on the sale of assets at a previously closed facility in Forged Wheels of $2, and a reversal of $2 for layoff reserves related to a prior period, partially offset by a charge for layoff costs of $3.
In the second quarter of 2024, the Company recorded Restructuring and other charges of $22, which were primarily due to a loss on the sale of a small U.K. manufacturing facility in Engineered Structures of $14, which remains subject to certain post-closing adjustments, a charge for layoff costs of $7, including the separation of 283 employees (144 in Fastening Systems, 112 in Engineered Structures and 27 in Forged Wheels) and other exit related costs, including accelerated depreciation, of $1.
In the six months ended June 30, 2024, the Company recorded Restructuring and other charges of $22, which were primarily due to a loss on the sale of a small U.K. manufacturing facility in Engineered Structures of $14, which remains subject to certain post-closing adjustments, a charge for layoff costs of $7, and other exit related costs, including accelerated depreciation, of $2, partially offset by a gain on the sale of assets at a small U.K. manufacturing facility in Engine Products of $1.

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2024	$4	$—	$4
Cash payments	(1)	(1)	(2)
Restructuring charges (credits)	1	(5)	(4)
Other(1)	—	6	6
Reserve balances at June 30, 2025	$4	$—	$4
(1)In the six months ended June 30, 2025, other for other exit costs were primarily due to a gain on the sale of assets at a small U.K. manufacturing facility in Engineered Structures of $3 and a gain on the sale of assets at a previously closed facility in Forged Wheels of $2.
The remaining reserves as of June 30, 2025 are expected to be paid in cash during the remainder of 2025 and 2026.
E. Pension and Other Postretirement Benefits
The components of net periodic cost (benefit) were as follows:

	Second quarter ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Pension benefits
Service cost	$—	$—	$1	$1
Interest cost	19	19	38	38
Expected return on plan assets	(16)	(17)	(33)	(35)
Recognized net actuarial loss	8	8	15	16
Net periodic cost(1)	$11	$10	$21	$20

Other postretirement benefits
Service cost	$—	$—	$—	$—
Interest cost	1	2	2	3
Recognized net actuarial gain	(2)	—	(4)	(1)
Amortization of prior service benefit	(3)	(3)	(5)	(5)
Net periodic benefit(1)	$(4)	$(1)	$(7)	$(3)
(1)Service cost was included within Cost of goods sold; all other cost components were recorded in Other expense, net in the Statement of Consolidated Operations.

For the second quarter and six months ended June 30, 2025, Howmet’s combined pension contributions and other postretirement benefit payments were approximately $18 and $19, respectively. For the second quarter and six months ended June 30, 2024, Howmet’s combined pension contributions and other postretirement benefit payments were approximately $17 and $22, respectively.
F. Other Expense, Net

	Second quarter ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Non-service costs - pension and other postretirement benefits (E)	$7	$9	$13	$16
Interest income	(4)	(6)	(8)	(11)
Foreign currency (gains) losses, net	(3)	4	(3)	7
Net realized and unrealized losses	6	6	11	13
Deferred compensation	8	3	10	8
Other, net	—	(1)	—	(1)
Total other expense, net	$14	$15	$23	$32
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
The estimated annual effective tax rate, before discrete items, applied to ordinary income was 20.8% in both the second quarter and six months ended June 30, 2025, and 21.7% in both the second quarter and six months ended June 30, 2024.
The 2025 rate was lower than the U.S. federal statutory rate of 21% primarily due to a U.S. deduction on Foreign Derived Intangible Income (“FDII”), a net benefit related to U.S. federal and state research and development credits, and a U.S. tax benefit recognized for foreign tax credits, partially offset by incremental state income tax, additional U.S. tax on Global Intangible Low-Taxed Income (“GILTI”) and other foreign earnings, nondeductible expenses, and foreign earnings subject to tax in jurisdictions with tax rates higher than the U.S. federal statutory rate of 21%. The 2024 rate was higher than the U.S. federal statutory rate of 21% primarily due to additional estimated U.S. tax on GILTI and other foreign earnings, incremental state income tax, nondeductible expenses, and foreign earnings subject to tax in jurisdictions with tax rates higher than the U.S. federal statutory rate of 21%. The 2025 rate was lower than the 2024 rate primarily due to higher U.S. federal and state research and development credits and a higher U.S. deduction on FDII in 2025.
For the second quarter of 2025 and 2024, the tax rate including discrete items was 13.2% and 20.4%, respectively. In the second quarter of 2025, the Company recorded a discrete net tax benefit of $35 attributable to $17 in benefits related to U.S. tax accounting method changes for the deduction of certain prior period transaction and other costs, a $13 excess benefit for stock compensation, and a $5 net benefit related to U.S. federal and state research and development (“R&D”) credits claimed for prior years. In the second quarter of 2024, the Company recorded a discrete net tax benefit of $5 related to an excess tax benefit for stock compensation.
For the six months ended June 30, 2025 and 2024, the tax rate including discrete items was 17.9% and 20.1%, respectively. In the six months ended June 30, 2025, the Company recorded a discrete net tax benefit of $26 attributable to $17 in benefits related to U.S. tax accounting method changes for the deduction of certain prior period transaction and other costs, a $14 excess benefit for stock compensation, and a $5 net benefit related to U.S. federal and state R&D credits claimed for prior years, reduced by a $6 net charge related to the expiration of a tax holiday in China, a $2 charge for a tax reserve established in Germany, and a $2 net charge for other small items. In the six months ended June 30, 2024, the Company recorded a discrete net tax benefit of $12 attributable to a $7 excess tax benefit for stock compensation, a $6 benefit to release a valuation allowance related to U.S. foreign tax credits, and a net tax charge of $1 for other small items.
The One Big Beautiful Bill Act (“OBBB”), which was enacted on July 4, 2025, is not expected to have a material impact on our estimated annual effective tax rate in 2025. Management is currently evaluating the provisions and available elections of the OBBB which could impact the amount and timing of the Company’s U.S. tax deductions.

The tax provision was comprised of the following:

	Second quarter ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Pre-tax income at estimated annual effective income tax rate before discrete items	$97	$72	$190	$138
Interim period treatment of operational losses in foreign jurisdictions for which no tax benefit is recognized	—	1	—	2
Other discrete items	(35)	(5)	(26)	(12)
Provision for income taxes	$62	$68	$164	$128
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
The information used to compute basic and diluted EPS attributable to Howmet common shareholders was as follows (shares in millions in the table below):

	Second quarter ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$407	$266	$751	$509
Less: preferred stock dividends declared	—	—	1	1
Net income available to Howmet Aerospace common shareholders - basic and diluted	$407	$266	$750	$508

Average shares outstanding - basic	404	408	404	409
Effect of dilutive securities:
Stock and performance awards	2	3	3	2
Average shares outstanding - diluted	406	411	407	411
Common stock outstanding as of June 30, 2025 and 2024 was 404 million and 408 million, respectively.
As average shares outstanding are used in the calculation for both basic and diluted EPS, the full impact of share repurchases and issuances is not fully realized in EPS in the period of repurchase or issuance since share activity may occur at varying points during a period.
The Company has a share repurchase program (the “Share Repurchase Program”) that has approximately $1,797 in Board authorization remaining available as of July 31, 2025, after giving effect to the additional $100 share repurchases made in July 2025 at an average price per share of $182.90, which retired approximately 0.5 million shares. The Share Repurchase Program was authorized by the Company’s Board of Directors on August 18, 2021 at $1,500, which was increased by the Board by $2,000 on July 30, 2024. Under the Share Repurchase Program, the Company may repurchase shares by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements, or other derivative transactions. There is no stated expiration for the Share Repurchase Program. Under the Share Repurchase Program, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the Share Repurchase Program may be suspended, modified, or terminated at any time without prior notice.

The following table provides details for share repurchases made for the periods presented:

	Number of shares(1)	Average price per share(2)	Total
Q1 2025 open market repurchase	1,006,102	$124.24	$125

Q2 2025 open market repurchase	1,229,313	$142.36	$175

2025 Share repurchases as of June 30, 2025	2,235,415	$134.20	$300

Q1 2024 open market repurchase	2,243,259	$66.87	$150

Q2 2024 open market repurchase	734,737	$81.66	$60

2024 Share repurchases as of June 30, 2024	2,977,996	$70.52	$210
(1)All of the shares repurchased have been retired.
(2)Excludes commissions cost.
The Inflation Reduction Act of 2022 imposed a 1% excise tax on net stock repurchases after December 31, 2022. The Company recorded additional capital for excise tax on net repurchases of $1 in the second quarter and $2 in the six months ended June 30, 2025 and $1 in the second quarter and $1 in the six months ended June 30, 2024.
There were no shares relating to outstanding stock options excluded from the calculation of average shares outstanding - diluted for the second quarter and six months ended June 30, 2025 and 2024.
Common stock dividends declared and paid were $0.10 per share in the second quarter of 2025 and $0.20 per share in the six months ended June 30, 2025. Common stock dividends declared and paid were $0.05 per share in the second quarter of 2024 and $0.10 per share in the six months ended June 30, 2024.

I. Accumulated Other Comprehensive Loss
The following table details the activity of the three components that comprise Accumulated other comprehensive loss:

	Second quarter ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Pension and other postretirement benefits (E)
Balance at beginning of period	$(669)	$(686)	$(672)	$(689)
Other comprehensive (loss) income:
Unrecognized net actuarial loss (gain) and prior service benefit	1	—	—	(1)
Tax benefit	—	—	1	—
Total Other comprehensive income (loss) before reclassifications, net of tax	1	—	1	(1)
Amortization of net actuarial loss and prior service benefit(1)	3	5	6	10
Tax expense(2)	(1)	(1)	(1)	(2)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(3)	2	4	5	8
Total Other comprehensive income	3	4	6	7
Balance at end of period	$(666)	$(682)	$(666)	$(682)
Foreign currency translation
Balance at beginning of period	$(1,162)	$(1,173)	$(1,207)	$(1,136)
Other comprehensive income (loss)(4)	117	(4)	162	(41)
Balance at end of period	$(1,045)	$(1,177)	$(1,045)	$(1,177)
Cash flow hedges
Balance at beginning of period	$1	$(2)	$1	$(5)
Other comprehensive (loss) income:
Net change from periodic revaluations(5)	(49)	4	(50)	3
Tax benefit (expense)	11	(1)	11	(1)
Total Other comprehensive (loss) income before reclassifications, net of tax	(38)	3	(39)	2
Net amount reclassified to earnings(6)	(2)	—	—	5
Tax benefit (expense)(2)	1	—	—	(1)
Total amount reclassified from Accumulated other comprehensive (loss) income, net of tax(3)	(1)	—	—	4
Total Other comprehensive (loss) income	(39)	3	(39)	6
Balance at end of period	$(38)	$1	$(38)	$1

Accumulated other comprehensive loss	$(1,749)	$(1,858)	$(1,749)	$(1,858)
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
(5)Includes the change in the cross-currency swap related to the 2031 Notes (See Note N). In all periods presented, no amounts related to this change were reclassified to earnings. The cross-currency swap was recorded in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet.
(6)These amounts were recorded in Cost of goods sold in the Statement of Consolidated Operations.

J. Receivables
Sale of Receivables Programs
The Company maintains an accounts receivables securitization arrangement through a wholly-owned special purpose entity (“SPE”). The net cash funding from the sale of accounts receivable was neither a use of cash nor a source of cash for the second quarter or six months ended June 30, 2025 or June 30, 2024.
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
The facility limit under the Receivables Purchase Agreement was $250 as of both June 30, 2025 and December 31, 2024, of which $250 was drawn as of both June 30, 2025 and December 31, 2024. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which were $277 and $201 as of June 30, 2025 and December 31, 2024, respectively.
The Company sold $359 and $829 of its receivables without recourse and received cash funding under this program during the second quarter and six months ended June 30, 2025, respectively, resulting in derecognition of the receivables from the Company’s Consolidated Balance Sheet. The Company sold $317 and $730 of its receivables without recourse and received cash funding under this program during the second quarter and six months ended June 30, 2024, respectively, resulting in derecognition of the receivables from the Company’s Consolidated Balance Sheet. Costs associated with the sales of receivables are reflected in the Company’s Statement of Consolidated Operations in Other expense, net for the periods in which the sales occur. Cash receipts from sold receivables under the Receivables Purchase Agreement are presented within operating activities in the Statement of Consolidated Cash Flows.
Other Customer Receivable Sales
In the second quarter and six months ended June 30, 2025, the Company sold certain customers’ receivables without recourse of $223 and $406, respectively, in exchange for cash (of which $217 was outstanding from customers as of June 30, 2025). In the second quarter and six months ended June 30, 2024, the Company sold certain customers’ receivables without recourse of $174 and $345, respectively, in exchange for cash (of which $172 was outstanding from customers as of June 30, 2024).The Company has no continuing involvement in the aforementioned amounts sold or outstanding, resulting in the derecognition of the receivables from the Company’s Consolidated Balance Sheet. The net proceeds are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows and the costs associated with the sales of receivables are reflected in the Company’s Statement of Consolidated Operations in Other expense, net for the periods in which the sales occur.
K. Inventories

	June 30, 2025	December 31, 2024
Finished goods	$478	$458
Work-in-process	959	903
Purchased raw materials	455	408
Operating supplies	72	71
Total inventories	$1,964	$1,840
As of June 30, 2025 and December 31, 2024, the portion of inventories valued on a last-in, first-out (“LIFO”) basis was $605 and $544, respectively. If valued on an average-cost basis, total inventories would have been $291 and $280 higher as of June 30, 2025 and December 31, 2024, respectively.

L. Properties, Plants, and Equipment, net

	June 30, 2025	December 31, 2024
Land and land rights	$86	$84
Structures	1,077	1,025
Machinery and equipment	4,296	4,118
	5,459	5,227
Less: accumulated depreciation and amortization	3,316	3,150
	2,143	2,077
Construction work-in-progress	383	309
Properties, plants, and equipment, net	$2,526	$2,386
The Company incurred capital expenditures which remained unpaid as of June 30, 2025 and June 30, 2024 of $85 and $62, respectively, which will result in cash outflows within investing activities in the Statement of Consolidated Cash Flows in subsequent periods.
M. Leases
Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $18 and $16 in the second quarter of 2025 and 2024, respectively, and $35 and $32 in the six months ended June 30, 2025 and 2024, respectively.
Operating lease right-of-use assets and lease liabilities in the Consolidated Balance Sheet were as follows:

	June 30, 2025	December 31, 2024
Right-of-use assets classified in Other noncurrent assets	$169	$155

Current portion of lease liabilities classified in Other current liabilities	$41	$37
Long-term portion of lease liabilities classified in Other noncurrent liabilities and deferred credits	129	119
Total lease liabilities	$170	$156
N. Debt

	June 30, 2025	December 31, 2024
USD Term Loan Facility, due 2026(1)	$63	$140
JPY Term Loan Facility, due 2026(1)	206	188
5.900% Notes, due 2027	625	625
6.750% Bonds, due 2028	300	300
3.000% Notes, due 2029	700	700
4.850% Notes, due 2031(2)	500	500
5.950% Notes, due 2037	625	625
4.750% Iowa Finance Authority Loan, due 2042	250	250
Other, net(3)	(11)	(13)
	3,258	3,315
Less: long-term debt due within one year	5	6
Total long-term debt	$3,253	$3,309
(1)The Company entered into interest rate swaps to exchange the floating interest rates of the term loan facilities to fixed interest rates. Based on the Company’s current long-term debt ratings, the interest rate on the USD Term Loan Facility was 5.548% and 5.670% and the interest rate on the JPY Term Loan Facility was 1.794% and 1.919% as of June 30, 2025 and December 31, 2024, respectively.
(2)The Company concurrently entered into a cross-currency swap to synthetically convert the 4.850% Notes due October 2031 (the “2031 Notes”) into a Euro liability of approximately €458 million with a fixed annual interest rate of 3.720%.
(3)Includes unamortized debt discounts and unamortized debt issuance costs related to outstanding notes and bonds listed in the table above and various financing arrangements related to subsidiaries.

Public Debt
In the second quarter of 2024, the Company repurchased approximately $23 aggregate principal amount of the 6.875% Notes due May 2025 (the “2025 Notes”) through an open market repurchase (“OMR”). The OMR was settled at slightly more than par value.
Term Loan Facilities
The Company maintains (i) a U.S. dollar-denominated, senior unsecured term loan facility (the “USD Term Loan Facility”) and (ii) a Japanese yen-denominated, senior unsecured term loan facility (the “JPY Term Loan Facility”), each of which matures on November 22, 2026 unless earlier terminated in accordance with the provisions of the applicable term loan agreement. The term loan agreements relating to these facilities contain respective covenants, including, among others, a limitation requiring the ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the agreements) as of the end of each fiscal quarter for the period of the four fiscal quarters most recently ended, to be less than or equal to 3.75 to 1.00. As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants under the USD Term Loan Facility and JPY Term Loan Facility.
The amounts outstanding under the USD Term Loan Facility were $63 and $140 as of June 30, 2025 and December 31, 2024, respectively. On June 11, 2025, the Company completed an early partial prepayment of its USD Term Loan Facility in the aggregate principal amount of $75. This partial prepayment was made at par value plus accrued interest of less than $1. Additionally, the Company made a quarterly repayment of a portion of the outstanding principal amount of the USD Term Loan Facility in accordance with the provisions of the applicable term loan agreement.
The amounts outstanding under the JPY Term Loan Facility were ¥29,702 million ($206) and ¥29,702 million ($188) as of June 30, 2025 and December 31, 2024, respectively.
Credit Facility
The Company has entered into a Five-Year Revolving Credit Agreement (the “Credit Agreement”) that provides a $1,000 senior unsecured revolving credit facility that matures on July 27, 2028. The Credit Agreement contains covenants, including, among others, a limitation requiring the ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Credit Agreement) as of the end of each fiscal quarter for the period of the four fiscal quarters most recently ended, to be less than or equal to 3.75 to 1.00. As of June 30, 2025 and December 31, 2024, the Company was in compliance with all covenants under the Credit Agreement.
There were no amounts outstanding under the Credit Agreement as of June 30, 2025 or December 31, 2024, and no amounts were borrowed during 2025 or 2024 under the Credit Agreement.
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
There were no amounts outstanding under the commercial paper program as of June 30, 2025 or December 31, 2024.
O. Fair Value of Financial Instruments
The carrying values of Cash and cash equivalents, restricted cash, derivatives, noncurrent receivables, and Long-term debt due within one year included in the Consolidated Balance Sheet approximate their fair value. The aforementioned derivatives are included in Prepaid expenses and other current assets, Other noncurrent assets, Other current liabilities, and Other noncurrent liabilities and deferred credits in the Consolidated Balance sheet, as applicable. The Company holds exchange-traded fixed income securities which are considered available-for-sale securities and are carried at fair value based on quoted market prices. The aforementioned securities are classified in Level 1 of the fair value hierarchy and are included in Other noncurrent assets in the Consolidated Balance Sheet. The fair value of Long-term debt, less long-term debt due within one year, was based on quoted market prices for public debt and on interest rates that are currently available to Howmet for issuance of debt with similar terms and maturities for non-public debt. The fair value amounts for all Long-term debt were classified in Level 2 of the fair value hierarchy.

	June 30, 2025		December 31, 2024
	Carrying value	Fair value	Carrying value	Fair value
Long-term debt, less long-term debt due within one year	$3,253	$3,287	$3,309	$3,298

Restricted cash, which is included in Prepaid expenses and other current assets in the Consolidated Balance Sheet, was $1 as of both June 30, 2025 and December 31, 2024.
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
The Company’s remediation reserve balance was $16 and $19 as of June 30, 2025 and December 31, 2024, respectively, and was recorded in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet (of which $7 and $10, respectively, was classified as a current liability), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Payments related to remediation expenses applied against the reserve were less than $1 and $3 in the second quarter and six months ended June 30, 2025, respectively, and included expenditures currently mandated, as well as those not required by any regulatory authority or third party.
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

United Kingdom Litigation. All personal injury claims on behalf of survivors and estates of decedents have been settled pursuant to terms of confidential settlement agreements and are discontinued and closed. On June 21, 2024, the Company was joined as a party to proceedings initiated by the Royal Borough of Kensington and Chelsea (RBKC) and Chelsea Tenant Management Organisation Ltd. (KCTMO) against Arconic Architectural Products SAS (AAP SAS) and Whirlpool. On February 14, 2025, RBKC and KCTMO served their Particulars of Claim and Schedule of Loss on the defendants. On July 18, 2025, the Company and AAP SAS filed their defense and counterclaim against RBKC and KCTMO, and contribution claims against various co-defendants and other third-parties. A case management conference is scheduled for December 8, 2025.
Raul v. Albaugh, et al. (derivative related claim). On October 22, 2024, the parties executed a settlement term sheet that set forth the material terms and conditions associated with the resolution of this derivative action. On October 28, 2024, November 27, 2024, January 27, 2025, March 28, 2025 and May 12, 2025, the parties filed joint status reports regarding this development. On May 23, 2025, the parties executed a Stipulation of Settlement, including all exhibits thereto (the “Stipulation of Settlement”), which is subject to court approval, and notified the court of this development. On May 30, 2025, plaintiff filed an unopposed motion for preliminary approval of the settlement and accompanying papers, which included the Stipulation of Settlement. On June 9, 2025, after continuing their fee negotiations with the assistance of a mediator, the parties mutually accepted the mediator’s proposal for an agreed fee and expense amount for plaintiff’s counsel, which is also subject to court approval. On June 25, 2025, the parties executed and filed with the court an addendum to the Stipulation of Settlement, including amended exhibits to the stipulation, which described these developments. The Stipulation of Settlement remains subject to court approval, and the court has not yet issued a preliminary approval order. The Stipulation of Settlement has no material impact on the Company’s results of operations.
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
Commitments
Guarantees. As of June 30, 2025, Howmet had outstanding bank guarantees related to customs duties, plant expansion, rental, and environmental obligations. The total amount committed under these guarantees, which expire at various dates between 2025 and 2027, was $6 as of June 30, 2025.
Pursuant to the Separation and Distribution Agreement, dated as of October 31, 2016, between Howmet and Alcoa Corporation, Howmet was required to provide certain guarantees for Alcoa Corporation, which were included in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet. The remaining guarantee which had a fair value of $5 as of June 30, 2025 and $6 as of December 31, 2024, relates to a long-term energy supply agreement that expires in 2047 at an Alcoa Corporation facility, for which the Company is secondarily liable in the event of a payment default by Alcoa Corporation. If the Company incurs any liability under this guarantee, Arconic Corporation is obligated to indemnify the Company for 50% of such liability. The Company currently views the risk of an Alcoa Corporation payment default on its obligations under the contract to be remote. The Company is required to provide a guarantee up to an estimated present value amount of approximately $1,121 as of both June 30, 2025 and December 31, 2024 in the event of an Alcoa Corporation default. In the fourth quarter of 2024, a surety bond with a limit of $80 relating to this guarantee was obtained by Alcoa Corporation to protect Howmet’s obligation. This surety bond will be renewed on an annual basis by Alcoa Corporation.
Letters of Credit. The Company has outstanding letters of credit primarily related to workers’ compensation, environmental obligations, tax matters, and insurance obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates, primarily in 2025 and 2026, was $84 as of June 30, 2025.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to retain letters of credit of $48, which are included in the $84 in the above paragraph, that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims that occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation and letters of credit fees paid by the Company are proportionally billed to, and are reimbursed by, Arconic Corporation and Alcoa Corporation, respectively. Also, the Company was required to provide letters of credit for certain Arconic Corporation and Alcoa Corporation environmental obligations and, as a result, the Company has $9 of outstanding letters of credit relating to such liabilities, which are also included in the $84 in the above paragraph.

Surety Bonds. The Company has outstanding surety bonds primarily related to workers’ compensation, customs duties, environmental-related matters, and contract performance. The total amount committed under these annual surety bonds, which automatically renew or expire at various dates, primarily in 2025 and 2026, was $45 as of June 30, 2025.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to provide surety bonds of $20, which are included in the $45 in the above paragraph, that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims that occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation claims and surety bond fees paid by the Company are proportionately billed to, and are reimbursed by, Arconic Corporation and Alcoa Corporation, respectively.
Other Liabilities
Supplier Financing Arrangements. We offer voluntary supplier finance programs to suppliers who may elect to sell their receivables to third parties at the sole discretion of both the suppliers and the third parties. The program is at no cost to the Company and provides additional liquidity to our suppliers, if they desire, at their cost. Under these programs, the Company pays the third-party bank, rather than the supplier, the stated amount of the confirmed invoices on the original maturity date of the invoices. The Company or the third-party bank may terminate a program upon at least 30 days’ notice. Supplier invoices under the program require payment in full no more than approximately 120 days of the invoice date. As of June 30, 2025 and December 31, 2024, supplier invoices that are subject to future payment under these programs were $295 and $268, respectively, and are included in Accounts payable, trade in the Consolidated Balance Sheet.
Q. Subsequent Events
Management evaluated all activity of Howmet and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as noted below:
See Note G regarding the One Big Beautiful Bill Act enacted on July 4, 2025 and Note H regarding share repurchases made in July 2025.

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
In the six months ended June 30, 2025, the Company derived approximately 69% of its revenue from products sold to the commercial and defense aerospace markets. Aircraft production in the aerospace industry continues to grow based on increases in demand for new aircraft and engine spares. Aircraft backlogs remain at record levels despite the recent tariff announcements. We expect our aerospace demand to continue to grow, including engine spares. The Boeing Company (“Boeing”) has been gradually increasing its production rates over the past several months, and Airbus SE (“Airbus”) has also signaled that its production rates are increasing, particularly in narrow body aircraft. The Federal Aviation Administration stated that it will not approve production rate increases above 38 aircraft per month or additional production lines for the Boeing 737 MAX until it is satisfied that Boeing is in full compliance with required quality control procedures. Boeing and Airbus are the primary original equipment manufacturers (“OEMs”) of aircraft airframes, and these companies’ production levels have had and are expected to have a material impact on the financial performance of Howmet. The timing and level of future aircraft builds by OEMs are subject to changes and uncertainties, which may cause our future results to differ from prior periods due to changes in product mix in certain segments.
Recent, ongoing changes in U.S. and international government policies, including executive orders on tariffs and retaliatory trade measures, are expected to impact the pricing of our products, disrupt supply chains, and increase our costs. The timing, extent, application, and level of tariffs by various governments and our ability to recover tariffs are subject to changes and uncertainties in all segments. While the tariff situation remains fluid, we expect to pass along the costs associated with tariffs to our customers in the form of a cost pass through mechanism. There may be a delay between an increase in our costs and our ability to recover the higher costs that could impact our margins.
For additional information regarding the ongoing risks related to our business, see section Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Results of Operations
Earnings Summary:
Sales. Sales were $2,053 in the second quarter of 2025 compared to $1,880 in the second quarter of 2024, and $3,995 in the six months ended June 30, 2025 compared to $3,704 in the six months ended June 30, 2024. The increase of $173, or 9%, in the second quarter of 2025 and the increase of $291, or 8%, in the six months ended June 30, 2025 was primarily due to growth in the commercial aerospace, defense aerospace, and industrial and other markets, including engines spares, favorable product pricing, and cost pass through, partially offset by lower volumes in the commercial transportation market. Product price increases are in excess of material and inflationary cost pass through to our customers.
Cost of goods sold (“COGS”). COGS as a percentage of Sales was 66.5% in the second quarter of 2025 compared to 68.5% in the second quarter of 2024 and 66.5% in the six months ended June 30, 2025 compared to 69.6% in the six months ended June 30, 2024. The decrease in the second quarter and six months ended June 30, 2025 was primarily due to higher volumes, favorable product pricing, and productivity gains, partially offset by increased net headcount, primarily in the Engine Products segment, in support of expected revenue increases. The Company had no COGS net insurance reimbursements in the second quarter and six months ended June 30, 2025, compared to $6 in the second quarter and six months ended June 30, 2024 due to the insurance claim related to substantial equipment damage at the Forged Wheels’ cast house in Barberton, Ohio from a mechanical failure (the “Barberton Cast House Incident”) that was settled in the second quarter of 2024.
Selling, general administrative, and other expenses (“SG&A”). SG&A expenses were $89 in the second quarter of 2025 compared to $97 in the second quarter of 2024 and $174 in the six months ended June 30, 2025 compared to $185 in the six months ended June 30, 2024. The decrease of $8, or 8%, in the second quarter of 2025 and $11, or 6%, in the six months ended June 30, 2025 was primarily due to lower employment costs.

Restructuring and other charges (credits). Restructuring and other charges were less than $1 in the second quarter of 2025 compared to Restructuring and other charges of $22 in the second quarter of 2024. Restructuring and other credits were $4 in the six months ended June 30, 2025 compared to Restructuring and other charges of $22 in the six months ended June 30, 2024. Restructuring and other charges for the second quarter of 2025 were primarily due to a charge for layoff costs of $3, partially offset by a gain on the sale of assets at a previously closed facility in Forged Wheels of $2 and a reversal of $1 for a layoff reserve related to a prior period. Restructuring and other credits for the six months ended June 30, 2025 were primarily due to a gain on the sale of assets at a small U.K. manufacturing facility in Engineered Structures of $3, a gain on the sale of assets at a previously closed facility in Forged Wheels of $2, and a reversal of $2 for a layoff reserve related to a prior period, partially offset by a charge for layoff costs of $3. Restructuring and other charges for the second quarter and six months ended June 30, 2024 were primarily due to a loss on the sale of a small U.K. manufacturing facility in Engineered Structures of $14 and layoff costs of $7.
See Note D to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional detail.
Interest expense, net. Interest expense, net was $38 in the second quarter of 2025 compared to $49 in the second quarter of 2024 and $77 in the six months ended June 30, 2025 compared to $98 in the six months ended June 30, 2024. The decrease of $11, or 22%, in the second quarter of 2025 and $21, or 21%, in the six months ended June 30, 2025 was primarily due to the early redemptions of the 2025 Notes during various periods in 2024, the early redemptions of the 5.125% Notes due October 2024 during various periods in 2024, and the early partial prepayments of its USD Term Loan Facility, partially offset by the August 2024 issuance of $500 aggregate principal amount of the 2031 Notes, net of the cross-currency swap that synthetically converted the 2031 Notes into a lower fixed-interest-rate Euro liability. On an annual basis, the debt reduction activities in 2025 will decrease Interest expense, net by approximately $4.
See Note N to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional detail related to the Company’s debt.
Other expense, net. Other expense, net was $14 in the second quarter of 2025 compared to $15 in the second quarter of 2024 and $23 in the six months ended June 30, 2025 compared to $32 in the six months ended June 30, 2024. The decrease in expense of $1 in the second quarter of 2025 was primarily due to an increase of foreign currency gains, net of $7 partially offset by an increase in deferred compensation of $5. The decrease in expense of $9 in the six months ended June 30, 2025 was primarily due to an increase of foreign currency gains, net of $10. Non-service related net periodic benefit costs related to defined benefit plans and other postretirement benefit plans is expected to be relatively flat for the full year 2025 versus 2024.
See Note F to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional detail.
Provision for income taxes. The estimated annual effective tax rate, before discrete items, applied to ordinary income was 20.8% in both the second quarter and six months ended June 30, 2025 compared to 21.7% in both the second quarter and six months ended June 30, 2024. The tax rate including discrete items was 13.2% in the second quarter of 2025 compared to 20.4% in the second quarter of 2024. A discrete net tax benefit of $35 was recorded in the second quarter of 2025 compared to a discrete net tax benefit of $5 in the second quarter of 2024. The tax rate including discrete items was 17.9% in the six months ended June 30, 2025 compared to 20.1% in the six months ended June 30, 2024. A discrete net tax benefit of $26 was recorded in the six months ended June 30, 2025 compared to a discrete net tax benefit of $12 recorded in the six months ended June 30, 2024. The 2025 estimated annual effective tax rate is lower than the 2024 rate primarily due to higher U.S. federal and state research and development credits and a higher U.S. deduction on Foreign Derived Intangible Income (“FDII”). The One Big Beautiful Bill Act (“OBBB”), which was enacted on July 4, 2025, is not expected to have a material impact on our estimated annual effective tax rate in 2025. Management is currently evaluating the provisions and available elections of the OBBB which could impact the amount and timing of the Company’s U.S. tax deductions. The Company expects a modest cash tax benefit in 2025. Howmet continues to anticipate that the effective tax rate in 2025 before discrete items will be between 20.5% and 21.5%.
See Note G to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional detail.
Net income. Net income was $407, or $1.00 per diluted share, in the second quarter of 2025 compared to $266, or $0.65 per diluted share, in the second quarter of 2024 and $751, or $1.84 per diluted share, in the six months ended June 30, 2025 compared to $509, or $1.23 per diluted share, in the six months ended June 30, 2024. The increase of $141 in the second quarter of 2025 and $242 in the six months ended June 30, 2025 was primarily due to growth in the commercial aerospace, defense aerospace, and industrial and other markets, including engines spares, favorable product pricing, productivity gains, and a reduction in interest expense due to lower long-term debt levels, partially offset by lower volumes in the commercial transportation market.

Segment Information
The Company’s operations consist of four worldwide reportable segments: Engine Products, Fastening Systems, Engineered Structures, and Forged Wheels. Segment performance under Howmet’s management reporting system is evaluated based on Segment Adjusted EBITDA. The Company’s Chief Executive Officer, who has been determined to be our Chief Operating Decision Maker (“CODM”), believes that Segment Adjusted EBITDA provides information with respect to the Company’s operating performance and the Company’s ability to meet its financial obligations. Howmet’s definition of Segment Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) is net margin plus an add-back for depreciation and amortization. Net margin is equivalent to Sales minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; Research and development expenses; and Provision for depreciation and amortization. Special items, including Restructuring and other charges (credits), are excluded from net margin and Segment Adjusted EBITDA. The Company’s CODM considers forecast-to-actual variances for Segment Adjusted EBITDA when allocating resources across the Company’s reportable segments. Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Differences between the total segment and consolidated totals are in Corporate. (See Note C to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a description of each segment).
The Company has aligned its operations consistent with how the Chief Executive Officer assesses operating performance and allocates capital.
Engine Products

	Second quarter ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Third-party sales	$1,056	$933	$2,052	$1,818
Segment Adjusted EBITDA	349	292	674	541
Segment Adjusted EBITDA Margin	33.0%	31.3%	32.8%	29.8%
Third-party sales for the Engine Products segment increased $123, or 13%, in the second quarter of 2025 compared to the second quarter of 2024, primarily due to growth in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets, including engines spares growth.
Third-party sales for the Engine Products segment increased $234, or 13%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to growth in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets, including engines spares growth.
Segment Adjusted EBITDA for the Engine Products segment increased $57, or 20%, in the second quarter of 2025 compared to the second quarter of 2024, primarily due to growth in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets. The segment absorbed approximately 360 net headcount in the second quarter of 2025, in support of expected revenue increases.
Segment Adjusted EBITDA for the Engine Products segment increased $133, or 25%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to growth in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets. The segment absorbed approximately 860 net headcount in the six months ended June 30, 2025, in support of expected revenue increases.
Segment Adjusted EBITDA Margin for the Engine Products segment increased approximately 170 basis points in the second quarter of 2025 compared to the second quarter of 2024, primarily due to growth in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets.
Segment Adjusted EBITDA Margin for the Engine Products segment increased approximately 300 basis points in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to growth in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets.
In 2025, as compared to 2024, demand in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets is expected to increase, including engines spares growth. Governmental policies, laws and regulations, and other economic factors, including inflation, customer requirements, tariffs, and fluctuations in foreign currency exchange rates and interest rates, may affect future results of operations and cash flow. The timing, extent, application, and level of tariffs by various governments and our ability to recover tariffs are subject to changes and uncertainties.

Fastening Systems

	Second quarter ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Third-party sales	$431	$394	$843	$783
Segment Adjusted EBITDA	126	101	253	193
Segment Adjusted EBITDA Margin	29.2%	25.6%	30.0%	24.6%
Third-party sales for the Fastening Systems segment increased $37, or 9%, in the second quarter of 2025 compared to the second quarter of 2024, primarily due to growth in the commercial and defense aerospace markets, partially offset by lower volumes in the commercial transportation market.
Third-party sales for the Fastening Systems segment increased $60, or 8%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to growth in the commercial and defense aerospace markets, partially offset by lower volumes in the commercial transportation market.
Segment Adjusted EBITDA for the Fastening Systems segment increased $25, or 25%, in the second quarter of 2025 compared to the second quarter of 2024, primarily due to growth in the commercial and defense aerospace markets and productivity gains, partially offset by lower volumes in the commercial transportation market.
Segment Adjusted EBITDA for the Fastening Systems segment increased $60, or 31%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to growth in the commercial and defense aerospace markets and productivity gains, partially offset by lower volumes in the commercial transportation market.
Segment Adjusted EBITDA Margin for the Fastening Systems segment increased approximately 360 basis points in the second quarter of 2025 compared to the second quarter of 2024, primarily due to growth in the commercial and defense aerospace markets and productivity gains, partially offset by lower volumes in the commercial transportation market.
Segment Adjusted EBITDA Margin for the Fastening Systems segment increased approximately 540 basis points in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to growth in the commercial and defense aerospace markets and productivity gains, partially offset by lower volumes in the commercial transportation market.
In 2025, as compared to 2024, demand in the commercial and defense aerospace markets is expected to increase, including potential new business resulting from a fire at a competitor’s facility. Demand in the commercial transportation market is not expected to recover before the end of 2025, given tariff-related and economic uncertainty in North America. Governmental policies, laws and regulations, and other economic factors, including inflation, customer requirements, tariffs, and fluctuations in foreign currency exchange rates and interest rates, may affect future results of operations and cash flow. The timing, extent, application, and level of tariffs by various governments and our ability to recover tariffs are subject to changes and uncertainties.
Engineered Structures

	Second quarter ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Third-party sales	$290	$275	$572	$537
Segment Adjusted EBITDA	62	40	122	77
Segment Adjusted EBITDA Margin	21.4%	14.5%	21.3%	14.3%
Third-party sales for the Engineered Structures segment increased $15, or 5%, in the second quarter of 2025 compared to the second quarter of 2024, primarily due to growth in the defense aerospace market. The Engineered Structures segment is focusing on the optimization of its manufacturing footprint and rationalization of product mix in order to maximize profitability.
Third-party sales for the Engineered Structures segment increased $35, or 7%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to growth in the defense aerospace market. The Engineered Structures segment is focusing on the optimization of its manufacturing footprint and rationalization of product mix in order to maximize profitability.

Segment Adjusted EBITDA for the Engineered Structures segment increased $22, or 55%, in the second quarter of 2025 compared to the second quarter of 2024, primarily due to growth in the defense aerospace market and productivity gains. The Engineered Structures segment is focusing on the optimization of its manufacturing footprint and rationalization of product mix in order to maximize profitability.
Segment Adjusted EBITDA for the Engineered Structures segment increased $45, or 58% in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to growth in the defense aerospace market and productivity gains. The Engineered Structures segment is focusing on the optimization of its manufacturing footprint and rationalization of product mix in order to maximize profitability.
Segment Adjusted EBITDA Margin for the Engineered Structures segment increased approximately 690 basis points in the second quarter of 2025 compared to the second quarter of 2024, primarily due to growth in the defense aerospace market and productivity gains. The Engineered Structures segment is focusing on the optimization of its manufacturing footprint and rationalization of product mix in order to maximize profitability.
Segment Adjusted EBITDA Margin for the Engineered Structures segment increased approximately 700 basis points in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to growth in the defense aerospace market and productivity gains. The Engineered Structures segment is focusing on the optimization of its manufacturing footprint and rationalization of product mix in order to maximize profitability.
In 2025, as compared to 2024, demand in the defense aerospace market is expected to increase with a balanced commercial aerospace demand as a result of rationalization of product mix. Governmental policies, laws and regulations, and other economic factors, including inflation, customer requirements, tariffs, and fluctuations in foreign currency exchange rates and interest rates, may affect future results of operations and cash flow. The timing, extent, application, and level of tariffs by various governments and our ability to recover tariffs are subject to changes and uncertainties.
Forged Wheels

	Second quarter ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Third-party sales	$276	$278	$528	$566
Segment Adjusted EBITDA	76	75	144	157
Segment Adjusted EBITDA Margin	27.5%	27.0%	27.3%	27.7%
Third-party sales for the Forged Wheels segment decreased $2, or 1%, in the second quarter of 2025 compared to the second quarter of 2024, primarily due to lower volumes in the commercial transportation market, partially offset by an increase in aluminum cost pass through.
Third-party sales for the Forged Wheels segment decreased $38, or 7%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to lower volumes in the commercial transportation market, partially offset by an increase in aluminum cost pass through.
Segment Adjusted EBITDA for the Forged Wheels segment increased $1, or 1%, in the second quarter of 2025 compared to the second quarter of 2024, primarily due to cost reductions in response to lower volumes in the commercial transportation market.
Segment Adjusted EBITDA for the Forged Wheels segment decreased $13, or 8%, in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to lower volumes in the commercial transportation market.
Segment Adjusted EBITDA Margin for the Forged Wheels segment increased approximately 50 basis points in the second quarter of 2025 compared to the second quarter of 2024, primarily due to cost reductions in response to lower volumes in the commercial transportation market, partially offset by higher aluminum cost pass through.
Segment Adjusted EBITDA Margin for the Forged Wheels segment decreased approximately 40 basis points in the six months ended June 30, 2025 compared to the six months ended June 30, 2024, primarily due to lower volumes in the commercial transportation market and higher aluminum cost pass through.
In 2025, as compared to 2024, demand in the commercial transportation markets served by Forged Wheels is expected to continue to decrease throughout the remainder of the year. Governmental policies, laws and regulations, and other economic factors, including inflation, customer requirements, tariffs, and fluctuations in foreign currency exchange rates and interest rates, may affect future results of operations and cash flow. The timing, extent, application, and level of tariffs by various governments and our ability to recover tariffs are subject to changes and uncertainties.

Reconciliation of Total Segment Adjusted EBITDA to Income before income taxes

	Second quarter ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Income before income taxes	$469	$334	$915	$637
Interest expense, net	38	49	77	98
Other expense, net	14	15	23	32
Operating income	$521	$398	$1,015	$767
Segment provision for depreciation and amortization	67	67	135	132
Unallocated amounts:
Restructuring and other charges (credits)	—	22	(4)	22
Corporate expense	25	21	47	47
Total Segment Adjusted EBITDA	$613	$508	$1,193	$968
Total Segment Adjusted EBITDA is a non-GAAP financial measure. Management believes that this measure is meaningful to investors because it provides additional information with respect to the Company’s operating performance and the Company’s ability to meet its financial obligations. Differences between the total segment and consolidated totals are in Corporate.
See Restructuring and other charges (credits), Interest expense, net, and Other expense, net discussions above, under “Results of Operations” for reference.
Corporate expense increased $4, or 19%, in the second quarter of 2025 compared to the second quarter of 2024, primarily due to plant fire reimbursements received related to the Barberton Cast House Incident which was settled in the second quarter of 2024.
Corporate expense remained flat in the six months ended June 30, 2025 compared to the six months ended June 30, 2024.
Environmental Matters
See the Environmental Matters section of Note P to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Subsequent Events
See Note Q to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for subsequent events.
Liquidity and Capital Resources
Operating Activities
Cash provided from operations was $699 in the six months ended June 30, 2025 compared to $574 in the six months ended June 30, 2024. The increase of $125, or 22%, was primarily due to higher operating results of $158, lower payments of noncurrent assets of $5 and lower pension contributions of $2, partially offset by higher working capital of $36 and higher payments of noncurrent liabilities of $4. The components of the change in working capital primarily included unfavorable changes in receivables of $70, taxes, including income taxes of $33, and accrued expenses of $30, which includes compensation related payments, partially offset by favorable changes in accounts payable of $68, inventories of $28, and prepaid expenses and other current assets of $1.
Management expects Howmet’s estimated pension contributions and other postretirement benefit payments in 2025 to be approximately $65.
Financing Activities
Cash used for financing activities was $506 in the six months ended June 30, 2025 compared to $301 in the six months ended June 30, 2024. The increase of $205, or 68%, was primarily due to increased common stock repurchases of $90, increased payments on debt of $54, increased dividends paid to common stock shareholders of $41 due to a $0.05 increase in dividends per common share, from $0.05 to $0.10 per share from the second quarter of 2024 to the second quarter of 2025, increased taxes paid for the net share settlement of equity awards of $12, and decreased proceeds from exercise of employee stock options of $5. On an annual basis, the current year debt actions are expected to reduce Interest expense, net by approximately $4.

The Board of Directors of Howmet Aerospace established a 2025 dividend policy to pay cash dividends on the Company’s common stock in 2025 at a rate of 15% plus or minus 5% of net income excluding special items. The declaration of future common stock dividends is subject to the discretion and approval of the Board of Directors of Howmet after the Board’s consideration of all factors it deems relevant and subject to applicable law. The Company may modify, suspend, or cancel the dividend policy in any manner and at any time that it may deem necessary or appropriate.
The Company maintains a credit facility (the “Credit Facility”) pursuant to its Five-Year Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and issuers named therein (See Note N to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference). There were no amounts outstanding under the Credit Agreement as of June 30, 2025 or December 31, 2024, and no amounts were borrowed during 2025 or 2024 under the Credit Agreement.
The Company has a commercial paper program under which the Company may issue unsecured commercial paper from time to time up to a maximum aggregate face amount of $1,000. The Company’s commercial paper will be sold on customary terms in the U.S. commercial paper market on a private placement basis. The proceeds of the commercial paper will be used for general corporate purposes. In conjunction with the commercial paper program, the Company was assigned short-term credit ratings by Moody’s Investors Service, Inc., S&P Global Ratings, and Fitch Ratings, Inc.
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
On August 6, 2024, Moody’s upgraded Howmet’s short-term debt rating from P-3 to P-2, further upgraded Howmet’s long-term debt rating two notches from Baa3 to Baa1 citing demand in the markets served by Howmet along with the Company’s improved financial leverage, and updated the current outlook from positive to stable.
Investing Activities
Cash used for investing activities was $212 in the six months ended June 30, 2025 compared to $129 in the six months ended June 30, 2024. The increase of $83, or 64%, was primarily due to an increase in capital expenditures of $84 primarily related to capacity expansion projects in Engine Products in support of expected revenue increases backed by aerospace and industrial gas turbine customer contracts.
Total capital expenditures are anticipated to be approximately 5% of sales in 2025.

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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
See Note P to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to the Company’s repurchases of its common stock during the quarter ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)(2)
April 1 - April 30, 2025	796,117	$125.61	796,117	$1,972
May 1 - May 31, 2025	44,183	$169.74	44,183	$1,965
June 1 - June 30, 2025	389,013	$173.52	389,013	$1,897
Total for quarter ended June 30, 2025	1,229,313	$142.36	1,229,313
(1)Excludes commissions cost.
(2)The Company has a share repurchase program (the “Share Repurchase Program”) that has approximately $1,797 million in Board authorization remaining available as of July 31, 2025, after giving effect to the additional $100 million share repurchases made in July 2025 at an average price per share of $182.90, which retired approximately 0.5 million shares. The Share Repurchase Program was authorized by the Company’s Board of Directors on August 18, 2021 at $1,500 million, which was increased by the Board by $2,000 million on July 30, 2024. Under the Share Repurchase Program, the Company may repurchase shares by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements, or other derivative transactions. There is no stated expiration for the Share Repurchase Program. Under the Share Repurchase Program, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the Share Repurchase Program may be suspended, modified, or terminated at any time without prior notice.

Item 6. Exhibits.

10.1	Letter Agreement, by and between Howmet Aerospace Inc. and John C. Plant, dated as of June 23, 2025, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2025.
10.2	Howmet Aerospace Inc. 2020 Annual Cash Incentive Plan, as Amended and Restated.
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Howmet Aerospace Inc.

July 31, 2025	/s/ Ken Giacobbe
Date	Ken Giacobbe
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

July 31, 2025	/s/ Barbara L. Shultz
Date	Barbara L. Shultz
Vice President and Controller
(Principal Accounting Officer)