Form 10-Q
period 2025-09-30
Howmet Aerospace Inc.
filed 2025-10-30
CIK 4281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of October 27, 2025, there were 402,062,262 shares of common stock, par value $1.00 per share, of the registrant outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.
Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Operations (unaudited)
(in millions, except per-share amounts)

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Sales (C)	$2,089	$1,835	$6,084	$5,539
Cost of goods sold (exclusive of expenses below)	1,365	1,253	4,020	3,830
Selling, general administrative, and other expenses	100	85	274	270
Research and development expenses	10	9	27	26
Provision for depreciation and amortization	72	68	210	204
Restructuring and other (credits) charges (D)	—	(1)	(4)	21
Operating income	542	421	1,557	1,188
Loss on debt redemption (N)	—	6	—	6
Interest expense, net	37	44	114	142
Other expense, net (F)	10	17	33	49
Income before income taxes	495	354	1,410	991
Provision for income taxes (G)	110	22	274	150
Net income	$385	$332	$1,136	$841

Amounts Attributable to Howmet Aerospace Common Shareholders (H):
Net income	$384	$331	$1,134	$839
Earnings per share:
Basic	$0.96	$0.81	$2.81	$2.06
Diluted	$0.95	$0.81	$2.79	$2.04
Average Shares Outstanding (H):
Basic	403	408	404	408
Diluted	405	410	406	411
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Comprehensive Income (unaudited)
(in millions)

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$385	$332	$1,136	$841
Other comprehensive (loss) income, net of tax (I):
Change in unrecognized net actuarial loss and prior service benefit related to pension and other postretirement benefits	2	8	8	15
Foreign currency translation adjustments	(13)	71	149	30
Net change in unrecognized gains (losses) on cash flow hedges	6	(19)	(33)	(13)
Total Other comprehensive (loss) income, net of tax	(5)	60	124	32
Comprehensive income	$380	$392	$1,260	$873
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Consolidated Balance Sheet (unaudited)
(in millions)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$659	$564
Receivables from customers, less allowances of $— in both 2025 and 2024 (J)	884	689
Other receivables	17	20
Inventories (K)	1,975	1,840
Prepaid expenses and other current assets	289	249
Total current assets	3,824	3,362
Properties, plants, and equipment, net (L)	2,551	2,386
Goodwill	4,058	4,010
Deferred income taxes	31	35
Intangibles, net	462	475
Other noncurrent assets (M)	251	251
Total assets	$11,177	$10,519
Liabilities
Current liabilities:
Accounts payable, trade (P)	$957	$948
Accrued compensation and retirement costs	314	305
Taxes, including income taxes (G)	71	60
Accrued interest payable	32	59
Other current liabilities (M)(P)	250	171
Long-term debt due within one year (N)	1	6
Total current liabilities	1,625	1,549
Long-term debt (N)(O)	3,188	3,309
Accrued pension benefits (E)	597	625
Accrued other postretirement benefits (E)	50	54
Other noncurrent liabilities and deferred credits (M)	574	428
Total liabilities	6,034	5,965
Contingencies and commitments (P)
Equity
Howmet Aerospace shareholders’ equity:
Preferred stock	55	55
Common stock	403	405
Additional capital	2,717	3,206
Retained earnings	3,722	2,766
Accumulated other comprehensive loss (I)	(1,754)	(1,878)
Total equity	5,143	4,554
Total liabilities and equity	$11,177	$10,519
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)

	Nine months ended
	September 30,
	2025	2024
Operating activities
Net income	$1,136	$841
Adjustments to reconcile net income to cash provided from operations:
Depreciation and amortization	210	204
Deferred income taxes	75	39
Restructuring and other (credits) charges	(4)	21
Net realized and unrealized losses	17	18
Net periodic pension cost (E)	31	31
Stock-based compensation	59	54
Loss on debt redemption (N)	—	6
Other	3	4
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
Increase in receivables (J)	(180)	(97)
Increase in inventories (K)	(95)	(139)
(Increase) decrease in prepaid expenses and other current assets	(11)	9
Increase (decrease) in accounts payable, trade	17	(67)
Decrease in accrued expenses	(2)	(42)
Decrease in taxes, including income taxes	(3)	(5)
Pension contributions	(30)	(33)
Increase in noncurrent assets	(6)	(6)
Increase (decrease) in noncurrent liabilities	13	(20)
Cash provided from operations	1,230	818
Financing Activities
Additions to debt (N)	—	500
Repurchases and payments on debt (N)	(140)	(805)
Debt issuance costs (N)	—	(5)
Premiums paid on early redemption of debt (N)	—	(5)
Repurchases of common stock	(500)	(310)
Proceeds from exercise of employee stock options	1	7
Dividends paid to shareholders	(131)	(76)
Taxes paid for net share settlement of equity awards	(45)	(48)
Other	(5)	—
Cash used for financing activities	(820)	(742)
Investing Activities
Capital expenditures (C)	(329)	(219)
Proceeds from the sale of assets and businesses (D)	9	9
Additions to investments	(9)	—
Sale of investments	13	—
Other	—	1
Cash used for investing activities	(316)	(209)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(2)
Net change in cash, cash equivalents and restricted cash	95	(135)
Cash, cash equivalents and restricted cash at beginning of period	565	610
Cash, cash equivalents and restricted cash at end of period	$660	$475

The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(in millions, except per-share amounts)

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at June 30, 2024	$55	$408	$3,486	$2,186	$(1,858)	$4,277
Net income	—	—	—	332	—	332
Other comprehensive income (I)	—	—	—	—	60	60
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	(1)	—	(1)
Common @ $0.16 per share	—	—	—	(64)	—	(64)
Repurchase and retirement of common stock (H)	—	(1)	(101)	—	—	(102)
Stock-based compensation	—	—	16	—	—	16
Common stock issued: compensation plans	—	—	(15)	—	—	(15)
Balance at September 30, 2024	$55	$407	$3,386	$2,453	$(1,798)	$4,503

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at June 30, 2025	$55	$404	$2,898	$3,434	$(1,749)	$5,042
Net income	—	—	—	385	—	385
Other comprehensive loss (I)	—	—	—	—	(5)	(5)
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	(1)	—	(1)
Common @ $0.24 per share	—	—	—	(96)	—	(96)
Repurchase and retirement of common stock (H)	—	(1)	(201)	—	—	(202)
Stock-based compensation	—	—	20	—	—	20
Balance at September 30, 2025	$55	$403	$2,717	$3,722	$(1,754)	$5,143
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(U.S. dollars in millions, except per-share amounts)

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2023	$55	$410	$3,682	$1,720	$(1,830)	$4,037
Net income	—	—	—	841	—	841
Other comprehensive income (I)	—	—	—	—	32	32
Cash dividends declared:
Preferred-Class A @ $2.8125 per share	—	—	—	(2)	—	(2)
Common @ $0.26 per share	—	—	—	(106)	—	(106)
Repurchase and retirement of common stock (H)	—	(4)	(309)	—	—	(313)
Stock-based compensation	—	—	54	—	—	54
Common stock issued: compensation plans	—	1	(41)	—	—	(40)
Balance at September 30, 2024	$55	$407	$3,386	$2,453	$(1,798)	$4,503

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2024	$55	$405	$3,206	$2,766	$(1,878)	$4,554
Net income	—	—	—	1,136	—	1,136
Other comprehensive income (I)	—	—	—	—	124	124
Cash dividends declared:
Preferred-Class A @ $2.8125 per share	—	—	—	(2)	—	(2)
Common @ $0.44 per share	—	—	—	(178)	—	(178)
Repurchase and retirement of common stock (H)	—	(3)	(501)	—	—	(504)
Stock-based compensation	—	—	59	—	—	59
Common stock issued: compensation plans	—	1	(47)	—	—	(46)
Balance at September 30, 2025	$55	$403	$2,717	$3,722	$(1,754)	$5,143
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
In the nine months ended September 30, 2025, the Company derived approximately 69% of its revenue from products sold to the commercial and defense aerospace markets. Aircraft production in the aerospace industry continues to grow based on increases in demand for new aircraft and engine spares. Aircraft backlogs remain at record levels. We expect our aerospace demand to continue to grow, including engine spares. The Boeing Company (“Boeing”) has been gradually increasing its production rates over the past several months, and Airbus SE (“Airbus”) has also signaled that its production rates are increasing, particularly in narrow body aircraft. In October 2025, Boeing and the Federal Aviation Administration jointly agreed to production rate increases for the Boeing 737 MAX from 38 aircraft per month to 42 aircraft per month. Boeing and Airbus are the primary original equipment manufacturers (“OEMs”) of aircraft airframes, and these companies’ production levels have had and are expected to have a material impact on the financial performance of Howmet. The timing and level of future aircraft builds by OEMs are subject to changes and uncertainties, which may cause our future results to differ from prior periods due to changes in product mix in certain segments.
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
Issued
In September 2025, the FASB issued guidance to simplify the requirements for the capitalization of costs surrounding internally-developed software. These changes become effective for fiscal years beginning after December 15, 2027 for interim and annual reporting periods. Management is currently evaluating the impact of these changes on the Consolidated Financial Statements.
In July 2025, the FASB issued guidance to simplify the process of estimating credit losses for current contract assets and accounts receivable. These changes become effective for fiscal years beginning after December 15, 2025 for interim and annual reporting periods. Management is currently evaluating the impact of these changes on the Consolidated Financial Statements.

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
Fastening Systems
Fastening Systems produces aerospace fastening systems, as well as commercial transportation, industrial, and other fasteners. The business’s high-tech, multi-material fastening systems are found nose to tail on aircraft and aero engines. Fastening Systems’ products are also critical components of commercial transportation vehicles and construction, industrial, and renewable energy equipment.
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
Forged Wheels
Forged Wheels provides forged aluminum wheels and related products for heavy-duty trucks and the commercial transportation market.

The operating results of the Company’s reportable segments were as follows:

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Third quarter ended September 30, 2025
Sales:
Third-party sales	$1,105	$448	$289	$247	$2,089
Inter-segment sales	1	—	2	—	3
Total sales	$1,106	$448	$291	$247	$2,092
Expenses:
Segment Adjusted cost of goods sold(1)	$709	$280	$224	$162	$1,375
Other segment items(2)	29	30	9	12	80
Profit and loss:
Segment Adjusted EBITDA	$368	$138	$58	$73	$637
Provision for depreciation and amortization	38	12	9	11	70
Other:
Capital expenditures	$74	$13	$9	$9	$105

Third quarter ended September 30, 2024
Sales:
Third-party sales	$945	$392	$253	$245	$1,835
Inter-segment sales	3	—	3	—	6
Total sales	$948	$392	$256	$245	$1,841
Expenses:
Segment Adjusted cost of goods sold(1)	$616	$265	$210	$171	$1,262
Other segment items(2)	25	25	8	10	68
Profit and loss:
Segment Adjusted EBITDA	$307	$102	$38	$64	$511
Provision for depreciation and amortization	34	12	10	10	66
Restructuring and other charges (credits)	1	1	(3)	—	(1)
Other:
Capital expenditures	$55	$5	$5	$14	$79

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Nine months ended September 30, 2025
Sales:
Third-party sales	$3,157	$1,291	$861	$775	$6,084
Inter-segment sales	5	—	8	—	13
Total sales	$3,162	$1,291	$869	$775	$6,097
Expenses:
Segment Adjusted cost of goods sold(1)	$2,039	$812	$663	$525	$4,039
Other segment items(2)	81	88	26	33	228
Profit and loss:
Segment Adjusted EBITDA	$1,042	$391	$180	$217	$1,830
Provision for depreciation and amortization	107	36	31	31	205
Restructuring and other charges (credits)	—	1	(4)	(1)	(4)
Other:
Capital expenditures	$235	$32	$20	$32	$319
Total assets	5,597	2,782	1,361	733	10,473

Nine months ended September 30, 2024
Sales:
Third-party sales	$2,763	$1,175	$790	$811	$5,539
Inter-segment sales	6	—	7	—	13
Total sales	$2,769	$1,175	$797	$811	$5,552
Expenses:
Segment Adjusted cost of goods sold(1)	$1,844	$798	$654	$558	$3,854
Other segment items(2)	77	82	28	32	219
Profit and loss:
Segment Adjusted EBITDA	$848	$295	$115	$221	$1,479
Provision for depreciation and amortization	100	36	32	30	198
Restructuring and other charges	—	3	15	1	19
Other:
Capital expenditures	$143	$17	$16	$35	$211
Total assets	5,181	2,750	1,379	737	$10,047
(1)Segment Adjusted cost of goods sold is exclusive of Provision for depreciation and amortization, Restructuring and other (credits) charges, and Corporate expenses.
(2)Other segment items includes Selling, general administrative, and other expenses, and Research and development expenses; exclusive of Provision for depreciation and amortization, and Restructuring and other (credits) charges.
The following table reconciles Total Segment Adjusted EBITDA to Income before income taxes. Differences between the total segment and consolidated totals are in Corporate.

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Total Segment Adjusted EBITDA	$637	$511	$1,830	$1,479
Segment provision for depreciation and amortization	(70)	(66)	(205)	(198)
Unallocated amounts:
Restructuring and other credits (charges)	—	1	4	(21)
Corporate expense	(25)	(25)	(72)	(72)
Operating income	$542	$421	$1,557	$1,188
Loss on debt redemption	—	(6)	—	(6)
Interest expense, net	(37)	(44)	(114)	(142)
Other expense, net	(10)	(17)	(33)	(49)
Income before income taxes	$495	$354	$1,410	$991
The following table reconciles total segment capital expenditures with Capital expenditures as presented in the Statement of Consolidated Cash Flows.

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Total segment capital expenditures	$105	$79	$319	$211
Corporate	3	3	10	8
Capital expenditures	$108	$82	$329	$219

The following table disaggregates segment revenue by major market served. Differences between the total segment and consolidated totals are in Corporate.

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Third quarter ended September 30, 2025
Aerospace - Commercial	$603	$310	$196	$—	$1,109
Aerospace - Defense	232	44	81	—	357
Commercial Transportation	—	54	—	247	301
Industrial and Other:
Industrial Gas Turbine	152	—	—	—	152
Oil and Gas	89	—	—	—	89
General Industrial	29	40	12	—	81
Total end-market revenue	$1,105	$448	$289	$247	$2,089

Third quarter ended September 30, 2024
Aerospace - Commercial	$534	$245	$183	$—	$962
Aerospace - Defense	189	43	57	—	289
Commercial Transportation	—	65	—	245	310
Industrial and Other:
Industrial Gas Turbine	124	—	—	—	124
Oil and Gas	67	—	—	—	67
General Industrial	31	39	13	—	83
Total end-market revenue	$945	$392	$253	$245	$1,835

Nine months ended September 30, 2025
Aerospace - Commercial	$1,726	$882	$577	$—	$3,185
Aerospace - Defense	664	130	248	—	1,042
Commercial Transportation	—	163	—	775	938
Industrial and Other:
Industrial Gas Turbine	431	—	—	—	431
Oil and Gas	247	—	—	—	247
General Industrial	89	116	36	—	241
Total end-market revenue	$3,157	$1,291	$861	$775	$6,084

Nine months ended September 30, 2024
Aerospace - Commercial	$1,554	$740	$575	$—	$2,869
Aerospace - Defense	566	119	174	—	859
Commercial Transportation	—	199	—	811	1,010
Industrial and Other:
Industrial Gas Turbine	359	—	—	—	359
Oil and Gas	195	—	—	—	195
General Industrial	89	117	41	—	247
Total end-market revenue	$2,763	$1,175	$790	$811	$5,539
The Company derived 69% and 67% of its revenue from the aerospace (commercial and defense) markets for the nine months ended September 30, 2025 and 2024, respectively.
RTX Corporation and GE Aerospace represented approximately 11% and 10%, respectively, of the Company’s third-party sales in the nine months ended September 30, 2025. GE Aerospace and RTX Corporation each represented approximately 10% of the Company’s third-party sales in the nine months ended September 30, 2024. These sales were primarily from the Engine Products segment.

D. Restructuring and Other (Credits) Charges

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Layoff costs	$—	$1	$3	$8
Reversals of previously recorded layoff reserves	—	(1)	(2)	(1)
Net (gain) losses related to divestitures of assets and businesses	(1)	(1)	(6)	12
Other	1	—	1	2
Total restructuring and other (credits) charges	$—	$(1)	$(4)	$21
In the third quarter of 2025, the Company recorded Restructuring and other credits of less than $1, which were primarily due to a gain related to post-closing adjustments from the May 2024 sale of a small United Kingdom (“U.K.”) manufacturing facility in Engineered Structures of $1, partially offset by exit related costs, including accelerated depreciation, of $1.
In the nine months ended September 30, 2025, the Company recorded Restructuring and other credits of $4, which were primarily due to a gain on the sale of assets at a small U.K. manufacturing facility in Engineered Structures of $3, a gain on the sale of assets at a previously closed facility in Forged Wheels of $2, a reversal of $2 for layoff reserves related to a prior period, and a gain related to post-closing adjustments from the May 2024 sale of a small U.K. manufacturing facility in Engineered Structures of $1, partially offset by a charge for layoff costs of $3 including the separation of 106 employees (79 in Fastening Systems and 27 in Forged Wheels) and exit related costs, including accelerated depreciation, of $1.
In the third quarter of 2024, the Company recorded Restructuring and other credits of $1, which were primarily due to a $1 gain related to post-closing adjustments from the May 2024 sale of a small U.K. manufacturing facility in Engineered Structures and a reversal of $1 for a layoff reserve related to a prior period, partially offset by a $1 charge for layoff costs.
In the nine months ended September 30, 2024, the Company recorded Restructuring and other charges of $21, which were primarily due to a net loss on the May 2024 sale of a small U.K. manufacturing facility in Engineered Structures of $13, an $8 charge for layoff costs, including the separation of 293 employees (144 in Fastening Systems, 111 in Engineered Structures and 38 in Forged Wheels), and exit related costs, including accelerated depreciation, of $2, partially offset by a gain on the sale of assets at a small U.K. manufacturing facility in Engine Products of $1 and a reversal of $1 for a layoff reserve related to a prior period.

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2024	$4	$—	$4
Cash payments	(2)	(2)	(4)
Restructuring charges (credits)	1	(5)	(4)
Other(1)	—	7	7
Reserve balances at September 30, 2025	$3	$—	$3
(1)In the nine months ended September 30, 2025, other for other exit costs were primarily due to a gain on the sale of assets at a small U.K. manufacturing facility in Engineered Structures of $3 and a gain on the sale of assets at a previously closed facility in Forged Wheels of $2.
The remaining reserves as of September 30, 2025 are expected to be paid in cash during the remainder of 2025 and 2026.

E. Pension and Other Postretirement Benefits
The components of net periodic cost (benefit) were as follows:

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Pension benefits
Service cost	$1	$1	$2	$2
Interest cost	18	18	56	56
Expected return on plan assets	(17)	(17)	(50)	(52)
Recognized net actuarial loss	8	9	23	25
Net periodic cost(1)	$10	$11	$31	$31

Other postretirement benefits
Service cost	$—	$—	$—	$—
Interest cost	1	1	3	4
Recognized net actuarial gain	(2)	(1)	(6)	(2)
Amortization of prior service benefit	(2)	(2)	(7)	(7)
Net periodic benefit(1)	$(3)	$(2)	$(10)	$(5)
(1)Service cost was included within Cost of goods sold; all other cost components were recorded in Other expense, net in the Statement of Consolidated Operations.
In August 2025, the Company entered into an agreement to insure the remaining amount of its obligations in its U.K. pension plan. The Company also purchased a real estate debt investment from the U.K. pension plan’s trust for approximately $9. This security is considered a held-to-maturity investment and is reported at cost. In the third quarter ended September 30, 2025, approximately $3 of the investment was redeemed; the purchase and redemption are presented as Investing Activities in the Statement of Consolidated Cash Flows. The remaining balance will be redeemed at various periods through 2028. As of September 30, 2025, cost approximates fair value. This investment is valued at net asset value in the fair value hierarchy and approximately $4 and $2 are included in Prepaid expenses and other current assets and Other noncurrent assets, respectively, in the Consolidated Balance Sheet.
For the third quarter and nine months ended September 30, 2025, Howmet’s combined pension contributions and other postretirement benefit payments were approximately $17 and $36, respectively. For the third quarter and nine months ended September 30, 2024, Howmet’s combined pension contributions and other postretirement benefit payments were approximately $19 and $41, respectively.
F. Other Expense, Net

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Non-service costs - pension and other postretirement benefits (E)	$6	$8	$19	$24
Interest income	(5)	(4)	(13)	(15)
Foreign currency (gains) losses, net	(1)	2	(4)	9
Net realized and unrealized losses	6	5	17	18
Deferred compensation	4	6	14	14
Other, net	—	—	—	(1)
Total other expense, net	$10	$17	$33	$49
G. Income Taxes
The Company’s year-to-date tax provision is comprised of the most recent estimated annual effective tax rate applied to year-to-date, pre-tax ordinary income. The tax impacts of unusual or infrequently occurring items, including changes in judgment about valuation allowances and effects of changes in tax laws or rates, are recorded discretely in the interim period in which they occur. In addition, the tax provision is adjusted for the interim period impact of non-benefited, pre-tax losses.

The estimated annual effective tax rate, before discrete items, applied to ordinary income was 21.4% in both the third quarter and nine months ended September 30, 2025, and 20.9% in both the third quarter and nine months ended September 30, 2024.
The 2025 rate was higher than the U.S. federal statutory rate of 21% primarily due to incremental state income tax, additional U.S. tax on Global Intangible Low-Taxed Income (“GILTI”) and other foreign earnings, nondeductible expenses, and foreign earnings subject to tax in jurisdictions with tax rates higher than the U.S. federal statutory rate of 21%, partially offset by a U.S. deduction on Foreign Derived Intangible Income (“FDII”), a net benefit related to U.S. federal and state research and development (“R&D”) credits, and a U.S. tax benefit recognized for foreign tax credits. The 2024 rate was lower than the U.S. federal statutory rate of 21% primarily due to a net benefit related to U.S. federal and state R&D credits, a U.S. deduction on FDII, and a U.S. tax benefit recognized for foreign tax credits, partially offset by additional U.S. tax on GILTI, incremental state tax, nondeductible expenses, and foreign earnings subject to tax in jurisdictions with tax rates higher that the U.S. federal statutory rate of 21%. The 2025 rate was higher than the 2024 rate primarily due to higher state income taxes and non-deductible amounts in 2025 relative to increased profit before taxes.
For the third quarter of 2025 and 2024, the tax rate including discrete items was 22.2% and 6.2%, respectively. In the third quarter of 2025, the Company recorded a discrete net tax benefit of $1 for other small items. In the third quarter of 2024, the Company recorded a discrete net tax benefit of $46 primarily attributable to a $44 net benefit related to additional U.S. federal and state R&D credits claimed for prior years upon completion of the Company’s R&D study, the substantial portion of which are U.S. federal credits which have been approved under audit by the U.S. Internal Revenue Service, and a $2 excess tax benefit for stock compensation.
For the nine months ended September 30, 2025 and 2024, the tax rate including discrete items was 19.4% and 15.1%, respectively. In the nine months ended September 30, 2025, the Company recorded a discrete net tax benefit of $27 attributable to $17 in benefits related to U.S. tax accounting method changes for the deduction of certain prior period transaction and other costs, a $14 excess benefit for stock compensation, and a $5 net benefit related to U.S. federal and state R&D credits claimed for prior years, reduced by a $6 net charge related to the expiration of a tax holiday in China, a $2 charge for a tax reserve established in Germany, and a $1 net charge for other small items. In the nine months ended September 30, 2024, the Company recorded a discrete net tax benefit of $58 primarily attributable to a $44 net benefit related to additional U.S. federal and state R&D credits claimed for prior years upon completion of the Company’s R&D study, the substantial portion of which are U.S. federal credits which have been approved under audit by the U.S. Internal Revenue Service, a $9 excess tax benefit for stock compensation, a $6 benefit to release a valuation allowance related to U.S. foreign tax credits, and a net tax charge of $1 for other small items.
The One Big Beautiful Bill Act (“OBBB”), which was enacted on July 4, 2025, has not had a material impact on our estimated annual effective tax rate in 2025. Management continues to evaluate elections available under the OBBB which could impact the amount and timing of the Company’s U.S. tax deductions, as well as the recognition of its deferred tax assets and related valuation allowances.
The tax provision was comprised of the following:

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Pre-tax income at estimated annual effective income tax rate before discrete items	$106	$74	$301	$207
Impact of change in estimated annual effective tax rate on previous quarter’s pre-tax income	5	(5)	—	—
Interim period treatment of operational losses in foreign jurisdictions for which no tax benefit is recognized	—	(1)	—	1
Other discrete items	(1)	(46)	(27)	(58)
Provision for income taxes	$110	$22	$274	$150

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
The information used to compute basic and diluted EPS attributable to Howmet common shareholders was as follows (shares in millions in the table below):

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$385	$332	$1,136	$841
Less: preferred stock dividends declared	1	1	2	2
Net income available to Howmet Aerospace common shareholders - basic and diluted	$384	$331	$1,134	$839

Average shares outstanding - basic	403	408	404	408
Effect of dilutive securities:
Stock and performance awards	2	2	2	3
Average shares outstanding - diluted	405	410	406	411
Common stock outstanding as of September 30, 2025 and 2024 was 403 million and 407 million, respectively.
As average shares outstanding are used in the calculation for both basic and diluted EPS, the full impact of share repurchases and issuances is not fully realized in EPS in the period of repurchase or issuance since share activity may occur at varying points during a period.
The Company has a share repurchase program (the “Share Repurchase Program”) that has approximately $1,597 in Board authorization remaining available as of October 30, 2025, after giving effect to the additional $100 share repurchases made in October 2025 at an average price per share of $191.86, which retired approximately 0.5 million shares. The Share Repurchase Program was authorized by the Company’s Board of Directors on August 18, 2021 at $1,500, which was increased by the Board by $2,000 on July 30, 2024. Under the Share Repurchase Program, the Company may repurchase shares by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements, or other derivative transactions. There is no stated expiration for the Share Repurchase Program. Under the Share Repurchase Program, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements, and other considerations. The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the Share Repurchase Program may be suspended, modified, or terminated at any time without prior notice.
The following table provides details for share repurchases made for the periods presented:

	Number of shares(1)	Average price per share(2)	Total
Q1 2025 open market repurchase	1,006,102	$124.24	$125

Q2 2025 open market repurchase	1,229,313	$142.36	$175

Q3 2025 open market repurchase	1,097,686	$182.20	$200

2025 Share repurchases as of September 30, 2025	3,333,101	$150.01	$500

Q1 2024 open market repurchase	2,243,259	$66.87	$150

Q2 2024 open market repurchase	734,737	$81.66	$60

Q3 2024 open market repurchase	1,061,323	$94.22	$100

2024 Share repurchases as of September 30, 2024	4,039,319	$76.75	$310
(1)All of the shares repurchased have been retired.

(2)Excludes commissions cost.
The Inflation Reduction Act of 2022 imposed a 1% excise tax on net stock repurchases after December 31, 2022. The Company recorded additional capital for excise tax on net repurchases of $2 in the third quarter and $4 in the nine months ended September 30, 2025 and $2 in the third quarter and $3 in the nine months ended September 30, 2024.
There were no shares relating to outstanding stock options excluded from the calculation of average shares outstanding - diluted for the third quarter and nine months ended September 30, 2025 and 2024.
Common stock dividends declared were $0.24 per share in the third quarter of 2025 (of which $0.12 per share were paid) and $0.44 per share in the nine months ended September 30, 2025 (of which $0.32 per share were paid). Common stock dividends declared were $0.16 per share in the third quarter of 2024 (of which $0.08 per share were paid) and $0.26 per share in the nine months ended September 30, 2024 (of which $0.18 per share were paid).

I. Accumulated Other Comprehensive Loss
The following table details the activity of the three components that comprise Accumulated other comprehensive loss:

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Pension and other postretirement benefits (E)
Balance at beginning of period	$(666)	$(682)	$(672)	$(689)
Other comprehensive (loss) income:
Unrecognized net actuarial (gain) loss and prior service benefit	(1)	4	(1)	3
Tax (expense) benefit	—	(1)	1	(1)
Total Other comprehensive (loss) income before reclassifications, net of tax	(1)	3	—	2
Amortization of net actuarial loss and prior service benefit(1)	4	6	10	16
Tax expense(2)	(1)	(1)	(2)	(3)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(3)	3	5	8	13
Total Other comprehensive income	2	8	8	15
Balance at end of period	$(664)	$(674)	$(664)	$(674)
Foreign currency translation
Balance at beginning of period	$(1,045)	$(1,177)	$(1,207)	$(1,136)
Other comprehensive (loss) income(4)	(13)	71	149	30
Balance at end of period	$(1,058)	$(1,106)	$(1,058)	$(1,106)
Cash flow hedges
Balance at beginning of period	$(38)	$1	$1	$(5)
Other comprehensive income (loss):
Net change from periodic revaluations(5)	8	(25)	(42)	(22)
Tax (expense) benefit	(2)	6	9	5
Total Other comprehensive income (loss) before reclassifications, net of tax	6	(19)	(33)	(17)
Net amount reclassified to earnings(6)	—	1	—	6
Tax expense(2)	—	(1)	—	(2)
Total amount reclassified from Accumulated other comprehensive (loss) income, net of tax(3)	—	—	—	4
Total Other comprehensive income (loss)	6	(19)	(33)	(13)
Balance at end of period	$(32)	$(18)	$(32)	$(18)

Accumulated other comprehensive loss	$(1,754)	$(1,798)	$(1,754)	$(1,798)
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

J. Receivables
Sale of Receivables Programs
The Company maintains an accounts receivables securitization arrangement through a wholly-owned special purpose entity (“SPE”). The net cash funding from the sale of accounts receivable was neither a use of cash nor a source of cash for the third quarter or nine months ended September 30, 2025 or September 30, 2024.
The accounts receivables securitization arrangement is one in which the Company, through an SPE, has a receivables purchase agreement (the “Receivables Purchase Agreement”) pursuant to which the SPE may sell certain receivables to financial institutions. On October 9, 2025, the Company extended the Receivables Purchase Agreement to the earlier of October 8, 2027 or a termination event.
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
The facility limit under the Receivables Purchase Agreement was $250 as of both September 30, 2025 and December 31, 2024, of which $250 was drawn as of both September 30, 2025 and December 31, 2024. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which were $238 and $201 as of September 30, 2025 and December 31, 2024, respectively.
The Company sold $403 and $1,232 of its receivables without recourse and received cash funding under this program during the third quarter and nine months ended September 30, 2025, respectively, resulting in derecognition of the receivables from the Company’s Consolidated Balance Sheet. The Company sold $503 and $1,233 of its receivables without recourse and received cash funding under this program during the third quarter and nine months ended September 30, 2024, respectively, resulting in derecognition of the receivables from the Company’s Consolidated Balance Sheet. Costs associated with the sales of receivables are reflected in the Company’s Statement of Consolidated Operations in Other expense, net for the periods in which the sales occur. Cash receipts from sold receivables under the Receivables Purchase Agreement are presented within operating activities in the Statement of Consolidated Cash Flows.
Other Customer Receivable Sales
In the third quarter and nine months ended September 30, 2025, the Company sold certain customers’ receivables without recourse of $234 and $640, respectively, in exchange for cash (of which $231 was outstanding from customers as of September 30, 2025). In the third quarter and nine months ended September 30, 2024, the Company sold certain customers’ receivables without recourse of $172 and $517, respectively, in exchange for cash (of which $167 was outstanding from customers as of September 30, 2024). The Company has no continuing involvement in the aforementioned amounts sold or outstanding, resulting in the derecognition of the receivables from the Company’s Consolidated Balance Sheet. The net proceeds are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows and the costs associated with the sales of receivables are reflected in the Company’s Statement of Consolidated Operations in Other expense, net for the periods in which the sales occur.

K. Inventories

	September 30, 2025	December 31, 2024
Finished goods	$478	$458
Work-in-process	964	903
Purchased raw materials	453	408
Operating supplies	80	71
Total inventories	$1,975	$1,840
As of September 30, 2025 and December 31, 2024, the portion of inventories valued on a last-in, first-out (“LIFO”) basis was $627 and $544, respectively. If valued on an average-cost basis, total inventories would have been $310 and $280 higher as of September 30, 2025 and December 31, 2024, respectively.
L. Properties, Plants, and Equipment, net

	September 30, 2025	December 31, 2024
Land and land rights	$86	$84
Structures	1,149	1,025
Machinery and equipment	4,368	4,118
	5,603	5,227
Less: accumulated depreciation and amortization	3,355	3,150
	2,248	2,077
Construction work-in-progress	303	309
Properties, plants, and equipment, net	$2,551	$2,386
The Company incurred capital expenditures which remained unpaid as of September 30, 2025 and September 30, 2024 of $72 and $71, respectively, which will result in cash outflows within investing activities in the Statement of Consolidated Cash Flows in subsequent periods.
M. Leases
Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $19 and $18 in the third quarter of 2025 and 2024, respectively, and $54 and $50 in the nine months ended September 30, 2025 and 2024, respectively.
Operating lease right-of-use assets and lease liabilities in the Consolidated Balance Sheet were as follows:

	September 30, 2025	December 31, 2024
Right-of-use assets classified in Other noncurrent assets	$163	$155

Current portion of lease liabilities classified in Other current liabilities	$41	$37
Long-term portion of lease liabilities classified in Other noncurrent liabilities and deferred credits	122	119
Total lease liabilities	$163	$156

N. Debt

	September 30, 2025	December 31, 2024
USD Term Loan Facility, due 2026(1)	$—	$140
JPY Term Loan Facility, due 2026(2)	200	188
5.900% Notes, due 2027	625	625
6.750% Bonds, due 2028	300	300
3.000% Notes, due 2029	700	700
4.850% Notes, due 2031(3)	500	500
5.950% Notes, due 2037	625	625
4.750% Iowa Finance Authority Loan, due 2042	250	250
Other, net(4)	(11)	(13)
	3,189	3,315
Less: long-term debt due within one year	1	6
Total long-term debt	$3,188	$3,309
(1)The Company completed the early prepayment of the remaining amount outstanding under the USD Term Loan Facility in 2025. The Company had entered into an interest rate swap to exchange the floating interest rate of this term loan facility to a fixed interest rate of 5.670% as of December 31, 2024, based on the Company’s long-term debt ratings. This swap was settled upon the prepayment of the USD Term Loan Facility with an immaterial impact to the Consolidated Financial Statements.
(2)The Company entered into an interest rate swap to exchange the floating interest rate of the JPY Term Loan Facility to a fixed interest rate of 1.794% and 1.919% as of September 30, 2025 and December 31, 2024, respectively, based on the Company’s long-term debt ratings. The amounts outstanding under the JPY Term Loan Facility are due in November 2026.
(3)The Company concurrently entered into a cross-currency swap to synthetically convert the 4.850% Notes due October 2031 (the “2031 Notes”) into a Euro liability of approximately €458 million with a fixed annual interest rate of 3.720%.
(4)Includes unamortized debt discounts and unamortized debt issuance costs related to outstanding notes and bonds listed in the table above and various financing arrangements related to subsidiaries.
Term Loan Facilities
The Company (i) maintained a U.S. dollar-denominated, senior unsecured term loan facility (the “USD Term Loan Facility”) and (ii) maintains a Japanese yen-denominated, senior unsecured term loan facility (the “JPY Term Loan Facility”), each of which matures on November 22, 2026 unless earlier terminated in accordance with the provisions of the applicable term loan agreement. The term loan agreements relating to these facilities contain respective covenants, including, among others, a limitation requiring the ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the agreements) as of the end of each fiscal quarter for the period of the four fiscal quarters most recently ended, to be less than or equal to 3.75 to 1.00.
The amounts outstanding under the USD Term Loan Facility were $0 and $140 as of September 30, 2025 and December 31, 2024, respectively.
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
On September 18, 2025, the Company completed the early prepayment of the remaining amount outstanding under the USD Term Loan Facility in the aggregate principal amount of $63. This prepayment was made at par value plus accrued interest of less than $1.
The amounts outstanding under the JPY Term Loan Facility were ¥29,702 million ($200) and ¥29,702 million ($188) as of September 30, 2025 and December 31, 2024, respectively.
As of September 30, 2025 and December 31, 2024, the Company was in compliance with all applicable covenants under the USD Term Loan Facility and JPY Term Loan Facility.

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
On August 22, 2024, the Company completed an offering of $500 aggregate principal amount of the 2031 Notes.
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
Credit Facility
The Company has entered into a Five-Year Revolving Credit Agreement (the “Credit Agreement”) that provides a $1,000 senior unsecured revolving credit facility that matures on July 27, 2028. The Credit Agreement contains covenants, including, among others, a limitation requiring the ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the Credit Agreement) as of the end of each fiscal quarter for the period of the four fiscal quarters most recently ended, to be less than or equal to 3.75 to 1.00. As of September 30, 2025 and December 31, 2024, the Company was in compliance with all covenants under the Credit Agreement.
There were no amounts outstanding under the Credit Agreement as of September 30, 2025 or December 31, 2024, and no amounts were borrowed during 2025 or 2024 under the Credit Agreement.
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
There were no amounts outstanding under the commercial paper program as of September 30, 2025 or December 31, 2024.
O. Fair Value of Financial Instruments
The carrying values of Cash and cash equivalents, restricted cash, derivatives, noncurrent receivables, and Long-term debt due within one year included in the Consolidated Balance Sheet approximate their fair value. The aforementioned derivatives are included in Prepaid expenses and other current assets, Other noncurrent assets, Other current liabilities, and Other noncurrent liabilities and deferred credits in the Consolidated Balance sheet, as applicable. The Company holds exchange-traded fixed income securities which are considered available-for-sale securities and are carried at fair value based on quoted market prices, and of which $10 were sold in the nine months ended September 30, 2025. The aforementioned securities are classified in Level 1 of the fair value hierarchy and are included in Other noncurrent assets in the Consolidated Balance Sheet. The fair value of Long-term debt, less long-term debt due within one year, was based on quoted market prices for public debt and on interest rates that are currently available to Howmet for issuance of debt with similar terms and maturities for non-public debt. The fair value amounts for all Long-term debt were classified in Level 2 of the fair value hierarchy.

	September 30, 2025		December 31, 2024
	Carrying value	Fair value	Carrying value	Fair value
Long-term debt, less long-term debt due within one year	$3,188	$3,262	$3,309	$3,298
Restricted cash, which is included in Prepaid expenses and other current assets in the Consolidated Balance Sheet, was $1 as of both September 30, 2025 and December 31, 2024.

P. Contingencies, Commitments, and Other Liabilities
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
The Company’s remediation reserve balance was $17 and $19 as of September 30, 2025 and December 31, 2024, respectively, and was recorded in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet (of which $7 and $10, respectively, was classified as a current liability), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Payments related to remediation expenses applied against the reserve were $1 and $4 in the third quarter and nine months ended September 30, 2025, respectively, and included expenditures currently mandated, as well as those not required by any regulatory authority or third party.
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
Raul v. Albaugh, et al. (derivative related claim). On October 22, 2024, the parties executed a settlement term sheet that set forth the material terms and conditions associated with the resolution of this derivative action. On October 28, 2024, November 27, 2024, January 27, 2025, March 28, 2025, and May 12, 2025, the parties filed joint status reports regarding this development. On May 23, 2025, the parties executed a Stipulation of Settlement, including all exhibits thereto (the “Stipulation of Settlement”), which is subject to court approval, and notified the court of this development. On May 30, 2025, plaintiff filed an unopposed motion for preliminary approval of the settlement and accompanying papers, which included the Stipulation of Settlement. On June 9, 2025, after continuing their fee negotiations with the assistance of a mediator, the parties mutually accepted the mediator’s proposal for an agreed fee and expense amount for plaintiff’s counsel, which is also subject to court approval. On June 25, 2025, the parties executed and filed with the court an addendum to the Stipulation of Settlement, including amended exhibits to the stipulation, which described these developments. The Stipulation of Settlement remains subject to court approval. On October 8, 2025, the court granted preliminary approval of the settlement and set February 10, 2026 as the date of the final settlement approval hearing. The Stipulation of Settlement and a Notice of Pendency and Proposed Settlement of Shareholder Derivative Action are available on the investor relations page of the Company’s website, under the “Shareholder Information” tab. See Part II, Item 1 of this Form 10-Q for further information. The Stipulation of Settlement has no material impact on the Company’s results of operations.
With respect to the regulatory investigations in the U.K. described in the Form 10-K, there are no updates.
Other. In addition to the matters discussed above, various other lawsuits, claims, and proceedings have been or may be instituted or asserted against the Company, including those pertaining to environmental, product liability, safety and health, employment, tax, and antitrust matters. While the amounts claimed in these other matters may be substantial, the ultimate liability cannot currently be determined because of the considerable uncertainties that exist. Therefore, it is possible that the Company’s liquidity or results of operations in a period could be materially affected by one or more of these other matters. However, based on facts currently available, management believes that the disposition of these other matters that are pending or asserted will not have a material adverse effect, individually or in the aggregate, on the results of operations, financial position or cash flows of the Company.
Commitments
Guarantees. As of September 30, 2025, Howmet had outstanding bank guarantees related to customs duties, plant expansion, rental, and environmental obligations. The total amount committed under these guarantees, which expire at various dates between 2025 and 2027, was $3 as of September 30, 2025.
Pursuant to the Separation and Distribution Agreement, dated as of October 31, 2016, between Howmet and Alcoa Corporation, Howmet was required to provide certain guarantees for Alcoa Corporation, which were included in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet. The remaining guarantee which had a fair value of $5 as of September 30, 2025 and $6 as of December 31, 2024, relates to a long-term energy supply agreement that expires in 2047 at an Alcoa Corporation facility, for which the Company is secondarily liable in the event of a payment default by Alcoa Corporation. If the Company incurs any liability under this guarantee, Arconic Corporation is obligated to indemnify the Company for 50% of such liability. The Company currently views the risk of an Alcoa Corporation payment default on its obligations under the contract to be remote. The Company is required to provide a guarantee up to an estimated present value amount of approximately $1,121 as of both September 30, 2025 and December 31, 2024 in the event of an Alcoa Corporation default. In the fourth quarter of 2024, a surety bond with a limit of $80 relating to this guarantee was obtained by Alcoa Corporation to protect Howmet’s obligation. This surety bond will be renewed on an annual basis by Alcoa Corporation.
Letters of Credit. The Company has outstanding letters of credit primarily related to workers’ compensation, environmental obligations, tax matters, and insurance obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates, primarily in 2025 and 2026, was $78 as of September 30, 2025.

Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to retain letters of credit of $43, which are included in the $78 in the above paragraph, that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims that occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation and letters of credit fees paid by the Company are proportionally billed to, and are reimbursed by, Arconic Corporation and Alcoa Corporation, respectively. Also, the Company was required to provide letters of credit for certain Arconic Corporation and Alcoa Corporation environmental obligations and, as a result, the Company has $9 of outstanding letters of credit relating to such liabilities, which are also included in the $78 in the above paragraph.
Surety Bonds. The Company has outstanding surety bonds primarily related to workers’ compensation, customs duties, environmental-related matters, and contract performance. The total amount committed under these annual surety bonds, which automatically renew or expire at various dates, primarily in 2025 and 2026, was $44 as of September 30, 2025.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to provide surety bonds of $19, which are included in the $44 in the above paragraph, that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims that occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation claims and surety bond fees paid by the Company are proportionately billed to, and are reimbursed by, Arconic Corporation and Alcoa Corporation, respectively.
Other Liabilities
Supplier Financing Arrangements. We offer voluntary supplier finance programs to suppliers who may elect to sell their receivables to third parties at the sole discretion of both the suppliers and the third parties. The program is at no cost to the Company and provides additional liquidity to our suppliers, if they desire, at their cost. Under these programs, the Company pays the third-party bank, rather than the supplier, the stated amount of the confirmed invoices on the original maturity date of the invoices. The Company or the third-party bank may terminate a program upon at least 30 days’ notice. Supplier invoices under the program require payment in full no more than approximately 120 days of the invoice date. As of September 30, 2025 and December 31, 2024, supplier invoices that are subject to future payment under these programs were $263 and $268, respectively, and are included in Accounts payable, trade in the Consolidated Balance Sheet.
Q. Subsequent Events
Management evaluated all activity of Howmet and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as noted below:
See Note H regarding share repurchases made in October 2025.
See Note J regarding the extension of the Receivables Purchase Agreement made in October 2025.

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
In the nine months ended September 30, 2025, the Company derived approximately 69% of its revenue from products sold to the commercial and defense aerospace markets. Aircraft production in the aerospace industry continues to grow based on increases in demand for new aircraft and engine spares. Aircraft backlogs remain at record levels. We expect our aerospace demand to continue to grow, including engine spares. The Boeing Company (“Boeing”) has been gradually increasing its production rates over the past several months, and Airbus SE (“Airbus”) has also signaled that its production rates are increasing, particularly in narrow body aircraft. In October 2025, Boeing and the Federal Aviation Administration jointly agreed to production rate increases for the Boeing 737 MAX from 38 aircraft per month to 42 aircraft per month. Boeing and Airbus are the primary original equipment manufacturers (“OEMs”) of aircraft airframes, and these companies’ production levels have had and are expected to have a material impact on the financial performance of Howmet. The timing and level of future aircraft builds by OEMs are subject to changes and uncertainties, which may cause our future results to differ from prior periods due to changes in product mix in certain segments.
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
Results of Operations
Earnings Summary:
Sales. Sales were $2,089 in the third quarter of 2025 compared to $1,835 in the third quarter of 2024, and $6,084 in the nine months ended September 30, 2025 compared to $5,539 in the nine months ended September 30, 2024. The increase of $254, or 14%, in the third quarter of 2025 and the increase of $545, or 10%, in the nine months ended September 30, 2025 was primarily due to growth in the commercial aerospace, defense aerospace, and industrial and other markets, including engine spares, favorable product pricing, and cost pass through, partially offset by lower volumes in the commercial transportation market. Product price increases are in excess of material and inflationary cost pass through to our customers.
Cost of goods sold (“COGS”). COGS as a percentage of Sales was 65.3% in the third quarter of 2025 compared to 68.3% in the third quarter of 2024 and 66.1% in the nine months ended September 30, 2025 compared to 69.1% in the nine months ended September 30, 2024. The decrease in the third quarter of 2025 was primarily due to higher volumes and favorable product pricing, partially offset by increased net headcount, primarily in the Engine Products segment, in support of expected revenue increases. The decrease in the nine months ended September 30, 2025 was primarily due to higher volumes, favorable product pricing, and productivity gains, partially offset by increased net headcount, primarily in the Engine Products segment, in support of expected revenue increases. The Company had no COGS net insurance reimbursements in the third quarter and nine months ended September 30, 2025, compared to $6 in the nine months ended September 30, 2024 due to the insurance claim related to substantial equipment damage at the Forged Wheels’ cast house in Barberton, Ohio from a mechanical failure (the “Barberton Cast House Incident”) that was settled in the second quarter of 2024.
Selling, general administrative, and other expenses (“SG&A”). SG&A expenses were $100 in the third quarter of 2025 compared to $85 in the third quarter of 2024 and $274 in the nine months ended September 30, 2025 compared to $270 in the nine months ended September 30, 2024. The increase of $15, or 18%, in the third quarter of 2025 and $4, or 1%, in the nine months ended September 30, 2025 was primarily driven by higher employment costs and timing of other administrative expenses.

Restructuring and other charges (credits). Restructuring and other credits were less than $1 in the third quarter of 2025 compared to Restructuring and other credits of $1 in the third quarter of 2024. Restructuring and other credits were $4 in the nine months ended September 30, 2025 compared to Restructuring and other charges of $21 in the nine months ended September 30, 2024. Restructuring and other credits for the third quarter of 2025 were primarily due to a gain related to post-closing adjustments from the May 2024 sale of a small U.K. manufacturing facility in Engineered Structures of $1 partially offset by exit related costs, including accelerated depreciation, of $1. Restructuring and other credits for the nine months ended September 30, 2025 were primarily due to a gain on the sale of assets at a small U.K. manufacturing facility in Engineered Structures of $3, a gain on the sale of assets at a previously closed facility in Forged Wheels of $2, a reversal of $2 for a layoff reserve related to a prior period, and a gain related to post-closing adjustments from the May 2024 sale of a small U.K. manufacturing facility in Engineered Structures of $1, partially offset by a charge for layoff costs of $3, and exit related costs, including accelerated depreciation, of $1. Restructuring and other credits for the third quarter of 2024 were primarily due to a $1 gain related to post-closing adjustments from the May 2024 sale of a small U.K. manufacturing facility in Engineered Structures. Restructuring and other charges for the nine months ended September 30, 2024 were primarily due to a net loss on the sale of a small U.K. manufacturing facility in Engineered Structures of $13 and layoff costs of $8.
See Note D to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional detail.
Interest expense, net. Interest expense, net was $37 in the third quarter of 2025 compared to $44 in the third quarter of 2024 and $114 in the nine months ended September 30, 2025 compared to $142 in the nine months ended September 30, 2024. The decrease of $7, or 16%, in the third quarter of 2025 and $28, or 20%, in the nine months ended September 30, 2025 was primarily due to the early redemptions of the 6.875% Notes due May 2025 and the 5.125% Notes due October 2024 during various periods in 2024, and the early prepayment of its USD Term Loan Facility during various periods in 2025, partially offset by the August 2024 issuance of $500 aggregate principal amount of the 2031 Notes, net of the cross-currency swap that synthetically converted the 2031 Notes into a lower fixed-interest-rate Euro liability. On an annual basis, the debt reduction activities in 2025 will decrease Interest expense, net by approximately $8.
See Note N to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional detail related to the Company’s debt.
Loss on debt redemption. Debt redemption or tender premiums include the cost to redeem or repurchase certain of the Company’s notes at a price which may be equal to the greater of the principal amount or the sum of the present values of the remaining scheduled payments, discounted using a defined treasury rate plus a spread, or a price based on the market price of its notes. Loss on debt redemption was less than $1 in the third quarter of 2025 and in the nine months ended September 30, 2025 compared to $6 in the third quarter of 2024 and in the nine months ended September 30, 2024. The decrease was primarily due to the debt redemption premiums paid in the third quarter of 2024 on the early redemption of the 2025 Notes.
See Note N to the Consolidated Financial Statements in Part I, Item I of this Form 10-Q for additional detail related to the Company’s debt.
Other expense, net. Other expense, net was $10 in the third quarter of 2025 compared to $17 in the third quarter of 2024 and $33 in the nine months ended September 30, 2025 compared to $49 in the nine months ended September 30, 2024. The decrease in expense of $7 in the third quarter of 2025 was primarily due to an increase of foreign currency translation gains, net of $3, and a decrease in deferred compensation of $2. The decrease in expense of $16 in the nine months ended September 30, 2025 was primarily due to an increase of foreign currency translation gains, net of $13. Non-service related net periodic benefit costs related to defined benefit plans and other postretirement benefit plans is expected to be relatively flat for the full year 2025 versus 2024.
See Note F to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional detail.
Provision for income taxes. The estimated annual effective tax rate, before discrete items, applied to ordinary income was 21.4% in both the third quarter and nine months ended September 30, 2025 compared to 20.9% in both the third quarter and nine months ended September 30, 2024. The tax rate including discrete items was 22.2% in the third quarter of 2025 compared to 6.2% in the third quarter of 2024. A discrete net tax benefit of $1 was recorded in the third quarter of 2025 compared to a discrete net tax benefit of $46 in the third quarter of 2024. The tax rate including discrete items was 19.4% in the nine months ended September 30, 2025 compared to 15.1% in the nine months ended September 30, 2024. A discrete net tax benefit of $27 was recorded in the nine months ended September 30, 2025 compared to a discrete net tax benefit of $58 recorded in the nine months ended September 30, 2024. The 2025 estimated annual effective tax rate was higher than the 2024 rate primarily due to higher state income taxes and non-deductible amounts in 2025 relative to increased profit before taxes. The One Big Beautiful Bill Act (“OBBB”) which was enacted on July 4, 2025, has not had a material impact on our estimated annual effective tax rate in 2025. Management continues to evaluate elections available under the OBBB which could impact the amount and timing of the Company’s U.S. tax deductions, as well as the recognition of its deferred tax assets and related valuation allowances. The Company expects a modest cash tax benefit in 2025. Howmet anticipates that the effective tax rate in 2025 before discrete items will be approximately 21.5%.

See Note G to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional detail.
Net income. Net income was $385, or $0.95 per diluted share, in the third quarter of 2025 compared to $332, or $0.81 per diluted share, in the third quarter of 2024 and $1,136, or $2.79 per diluted share, in the nine months ended September 30, 2025 compared to $841, or $2.04 per diluted share, in the nine months ended September 30, 2024. The increase of $53 in the third quarter of 2025 and $295 in the nine months ended September 30, 2025 was primarily due to growth in the commercial aerospace, defense aerospace, and industrial and other markets, including engine spares, favorable product pricing, and a reduction in interest expense due to lower long-term debt levels, partially offset by lower volumes in the commercial transportation market.
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
The Company has aligned its operations consistent with how the Chief Executive Officer assesses operating performance and allocates capital.
Engine Products

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Third-party sales	$1,105	$945	$3,157	$2,763
Segment Adjusted EBITDA	368	307	1,042	848
Segment Adjusted EBITDA Margin	33.3%	32.5%	33.0%	30.7%
Third-party sales for the Engine Products segment increased $160, or 17%, in the third quarter of 2025 compared to the third quarter of 2024, primarily due to growth in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets, including engine spares growth.
Third-party sales for the Engine Products segment increased $394, or 14%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to growth in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets, including engine spares growth.
Segment Adjusted EBITDA for the Engine Products segment increased $61, or 20%, in the third quarter of 2025 compared to the third quarter of 2024, primarily due to growth in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets. The segment absorbed approximately 265 net headcount in the third quarter of 2025, in support of expected revenue increases.
Segment Adjusted EBITDA for the Engine Products segment increased $194, or 23%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to growth in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets. The segment absorbed approximately 1,125 net headcount in the nine months ended September 30, 2025, in support of expected revenue increases.
Segment Adjusted EBITDA Margin for the Engine Products segment increased approximately 80 basis points in the third quarter of 2025 compared to the third quarter of 2024, primarily due to growth in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets.
Segment Adjusted EBITDA Margin for the Engine Products segment increased approximately 230 basis points in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to growth in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets.

In 2025, as compared to 2024, demand in the commercial aerospace, defense aerospace, industrial gas turbine, and oil and gas markets is expected to increase, including engine spares growth. Governmental policies, laws and regulations, and other economic factors, including inflation, customer requirements, tariffs, and fluctuations in foreign currency exchange rates and interest rates, may affect future results of operations and cash flow. The timing, extent, application, and level of tariffs by various governments and our ability to recover tariffs are subject to changes and uncertainties.
Fastening Systems

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Third-party sales	$448	$392	$1,291	$1,175
Segment Adjusted EBITDA	138	102	391	295
Segment Adjusted EBITDA Margin	30.8%	26.0%	30.3%	25.1%
Third-party sales for the Fastening Systems segment increased $56, or 14%, in the third quarter of 2025 compared to the third quarter of 2024, primarily due to growth in the commercial aerospace market, partially offset by lower volumes in the commercial transportation market.
Third-party sales for the Fastening Systems segment increased $116, or 10%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to growth in the commercial and defense aerospace markets, partially offset by lower volumes in the commercial transportation market.
Segment Adjusted EBITDA for the Fastening Systems segment increased $36, or 35%, in the third quarter of 2025 compared to the third quarter of 2024, primarily due to growth in the commercial aerospace market and productivity gains, partially offset by lower volumes in the commercial transportation market.
Segment Adjusted EBITDA for the Fastening Systems segment increased $96, or 33%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to growth in the commercial and defense aerospace markets and productivity gains, partially offset by lower volumes in the commercial transportation market.
Segment Adjusted EBITDA Margin for the Fastening Systems segment increased approximately 480 basis points in the third quarter of 2025 compared to the third quarter of 2024, primarily due to growth in the commercial aerospace market and productivity gains, partially offset by lower volumes in the commercial transportation market.
Segment Adjusted EBITDA Margin for the Fastening Systems segment increased approximately 520 basis points in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to growth in the commercial and defense aerospace markets and productivity gains, partially offset by lower volumes in the commercial transportation market.
In 2025, as compared to 2024, demand in the commercial and defense aerospace markets is expected to increase, including potential new business resulting from a fire at a competitor’s facility. Demand in the commercial transportation market is not expected to recover in 2025, given tariff-related, economic, and regulatory uncertainty in North America. Governmental policies, laws and regulations, and other economic factors, including inflation, customer requirements, tariffs, and fluctuations in foreign currency exchange rates and interest rates, may affect future results of operations and cash flow. The timing, extent, application, and level of tariffs by various governments and our ability to recover tariffs are subject to changes and uncertainties.
Engineered Structures

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Third-party sales	$289	$253	$861	$790
Segment Adjusted EBITDA	58	38	180	115
Segment Adjusted EBITDA Margin	20.1%	15.0%	20.9%	14.6%
Third-party sales for the Engineered Structures segment increased $36, or 14%, in the third quarter of 2025 compared to the third quarter of 2024, primarily due to growth in the defense and commercial aerospace markets.

Third-party sales for the Engineered Structures segment increased $71, or 9%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to growth in the defense aerospace market. The Engineered Structures segment is focusing on the optimization of its manufacturing footprint and rationalization of product mix in order to maximize profitability.
Segment Adjusted EBITDA for the Engineered Structures segment increased $20, or 53%, in the third quarter of 2025 compared to the third quarter of 2024, primarily due to growth in the defense and commercial aerospace markets.
Segment Adjusted EBITDA for the Engineered Structures segment increased $65, or 57% in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to growth in the defense aerospace market and productivity gains. The Engineered Structures segment is focusing on the optimization of its manufacturing footprint and rationalization of product mix in order to maximize profitability.
Segment Adjusted EBITDA Margin for the Engineered Structures segment increased approximately 510 basis points in the third quarter of 2025 compared to the third quarter of 2024, primarily due to growth in the defense and commercial aerospace markets.
Segment Adjusted EBITDA Margin for the Engineered Structures segment increased approximately 630 basis points in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to growth in the defense aerospace market and productivity gains.
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
Forged Wheels

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Third-party sales	$247	$245	$775	$811
Segment Adjusted EBITDA	73	64	217	221
Segment Adjusted EBITDA Margin	29.6%	26.1%	28.0%	27.3%
Third-party sales for the Forged Wheels segment increased $2, or 1%, in the third quarter of 2025 compared to the third quarter of 2024, with lower volumes in the commercial transportation market more than offset by an increase in aluminum cost pass through.
Third-party sales for the Forged Wheels segment decreased $36, or 4%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to lower volumes in the commercial transportation market, partially offset by an increase in aluminum cost pass through.
Segment Adjusted EBITDA for the Forged Wheels segment increased $9, or 14%, in the third quarter of 2025 compared to the third quarter of 2024, primarily due to cost reductions, including lower net headcount, in response to lower volumes in the commercial transportation market, as well as favorable foreign currency exchange rates.
Segment Adjusted EBITDA for the Forged Wheels segment decreased $4, or 2%, in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to lower volumes in the commercial transportation market, partially offset by cost reductions, including lower net headcount, in response to lower volumes in the commercial transportation market, as well as favorable foreign currency exchange rates.
Segment Adjusted EBITDA Margin for the Forged Wheels segment increased approximately 350 basis points in the third quarter of 2025 compared to the third quarter of 2024, primarily due to cost reductions, including lower net headcount, in response to lower volumes in the commercial transportation market, as well as favorable foreign currency exchange rates, partially offset by higher aluminum cost pass through.
Segment Adjusted EBITDA Margin for the Forged Wheels segment increased approximately 70 basis points in the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, primarily due to cost reductions in response to lower volumes in the commercial transportation market, as well as favorable foreign currency exchange rates, partially offset by higher aluminum cost pass through.

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
Reconciliation of Total Segment Adjusted EBITDA to Income before income taxes

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2025	2024	2025	2024
Income before income taxes	$495	$354	$1,410	$991
Loss on debt redemption	—	6	—	6
Interest expense, net	37	44	114	142
Other expense, net	10	17	33	49
Operating income	$542	$421	$1,557	$1,188
Segment provision for depreciation and amortization	70	66	205	198
Unallocated amounts:
Restructuring and other (credits) charges	—	(1)	(4)	21
Corporate expense	25	25	72	72
Total Segment Adjusted EBITDA	$637	$511	$1,830	$1,479
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
Corporate expense remained flat in the third quarter of 2025 and in the nine months ended September 30, 2025 compared to the third quarter of 2024 and the nine months ended September 30, 2024 due to a decrease in plant fire reimbursements from the Barberton Cast House Incident of $6, offset by a decrease in loss on debt redemption of $6.
Environmental Matters
See the Environmental Matters section of Note P to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Subsequent Events
See Note Q to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for subsequent events.
Liquidity and Capital Resources
Operating Activities
Cash provided from operations was $1,230 in the nine months ended September 30, 2025 compared to $818 in the nine months ended September 30, 2024. The increase of $412, or 50%, was primarily due to higher operating results of $309, favorable changes in accounts payable of $84, inventories of $44, accrued expenses of $40, which includes compensation-related payments, and increased advanced payments within noncurrent liabilities of $33, partially offset by unfavorable changes in receivables of $83, and prepaid expenses and other current assets of $20.
Management expects Howmet’s estimated pension contributions and other postretirement benefit payments in 2025 to be approximately $65.

Financing Activities
Cash used for financing activities was $820 in the nine months ended September 30, 2025 compared to $742 in the nine months ended September 30, 2024. The increase of $78, or 11%, was primarily due to decreased additions to debt of $500, increased common stock repurchases of $190, increased dividends paid to common stock shareholders of $55 due to a $0.04 increase in dividends per common share, from $0.08 to $0.12 per share from the third quarter of 2024 to the third quarter of 2025, and decreased proceeds from exercise of employee stock options of $6, partially offset by decreased payments on debt of $665, debt issuance costs of $5, premiums paid on an early redemption of debt of $5, and taxes paid for the net share settlement of equity awards of $3. On an annual basis, the current year debt actions are expected to reduce Interest expense, net by approximately $8.
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
The Company maintains a credit facility (the “Credit Facility”) pursuant to its Five-Year Revolving Credit Agreement (the “Credit Agreement”) with a syndicate of lenders and issuers named therein (See Note N to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference). There were no amounts outstanding under the Credit Agreement as of September 30, 2025 or December 31, 2024, and no amounts were borrowed during 2025 or 2024 under the Credit Agreement.
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
The Company has an effective shelf registration statement on Form S-3, filed with the SEC, which allows for offerings of debt securities from time to time. The Company may opportunistically issue new debt securities in accordance with securities laws or utilize commercial paper in order to, but not limited to, refinance existing indebtedness. The Company continues to evaluate whether, when, and to what extent it may access capital markets, including any plans to refinance the JPY Term Loan Facility due November 2026 or the 5.900% Notes due February 2027. Our ability to refinance our indebtedness or enter into alternative financings in adequate amounts on commercially reasonable terms, or terms acceptable to us, may be affected by circumstances and economic events outside of our control. In the event that a refinancing does not occur before the November 2026 maturity date of the JPY Term Loan Facility, the Company believes that its projected cash on hand and availability under the Credit Facility and its commercial paper program will enable the Company to repay the JPY Term Loan Facility.
In the future, the Company may, from time to time, redeem portions of its debt securities or repurchase portions of its debt or equity securities, in either the open market or through privately negotiated transactions, in accordance with applicable SEC and other legal requirements. The timing, prices, and sizes of purchases depend upon prevailing trading prices, general economic and market conditions, and other factors, including applicable securities laws. Such purchases may be completed by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases, tender offers, and/or accelerated share repurchase agreements, or other derivative transactions.
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

The three major credit rating agencies have rated Howmet’s debt with investment grade ratings. The Company’s most recent short-term and long-term credit ratings, as well as the current outlook from the three major credit rating agencies are as follows:

	Short-Term	Long-Term	Outlook
S&P Global Ratings (“S&P”)	A-2	BBB+	Stable
Moody’s Investors Service, Inc. (“Moody’s”)	P-2	Baa1	Stable
Fitch Ratings, Inc. (“Fitch”)	F1	BBB+	Stable
On September 8, 2025, S&P upgraded Howmet’s long-term debt rating from BBB to BBB+, and affirmed the current short-term debt rating and outlook at A-2 and stable, respectively, citing strong demand for commercial aerospace components, margin gains, and debt reduction.
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
Investing Activities
Cash used for investing activities was $316 in the nine months ended September 30, 2025 compared to $209 in the nine months ended September 30, 2024. The increase of $107, or 51%, was primarily due to an increase in capital expenditures of $110 primarily related to capacity expansion projects in Engine Products in support of expected revenue increases backed by aerospace and industrial gas turbine customer contracts, and additions to investments of $9, partially offset by $13 in proceeds from sales and redemptions of investments.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
Pendency and Proposed Settlement of Shareholder Derivative Action, Raul v. Albaugh et al.
As discussed in Note P to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q, a shareholder derivative action captioned Raul v. Albaugh et al., C.A. No. 18-930-JLH (United States District Court for the District of Delaware) was nominally filed on behalf of Arconic Inc. by a purported Arconic Inc. stockholder against then-members of Arconic Inc.’s Board of Directors and certain then-officers of Arconic Inc. on June 22, 2018. In May 2025, the parties executed a Stipulation of Settlement, including all exhibits thereto (the “Stipulation of Settlement”) and thereafter submitted the settlement documentation for court approval. On October 8, 2025, the court granted preliminary approval of the settlement and set February 10, 2026 as the date of the final settlement approval hearing. The Stipulation of Settlement and a Notice of Pendency and Proposed Settlement of Shareholder Derivative Action is available on the investor relations page of the Company’s website, under the “Shareholder Information” tab, at https://www.howmet.com/shareholder-information/. The information on the Company’s website is included as an inactive textual reference only and is not a part of, or incorporated by reference in, this Quarterly Report on Form 10-Q. The Stipulation of Settlement has no material impact on the Company’s results of operations.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to the Company’s repurchases of its common stock during the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)(2)
July 1 - July 31, 2025	546,743	$182.90	546,743	$1,797
August 1 - August 31, 2025	550,943	$181.51	550,943	$1,697
September 1 - September 30, 2025	—	$—	—	$1,697
Total for quarter ended September 30, 2025	1,097,686	$182.20	1,097,686
(1)Excludes commissions cost.
(2)The Company has a share repurchase program (the “Share Repurchase Program”) that has approximately $1,597 million in Board authorization remaining available as of October 30, 2025, after giving effect to the additional $100 million share repurchases made in October 2025 at an average price per share of $191.86, which retired approximately 0.5 million shares. The Share Repurchase Program was authorized by the Company’s Board of Directors on August 18, 2021 at $1,500 million, which was increased by the Board by $2,000 million on July 30, 2024. Under the Share Repurchase Program, the Company may repurchase shares by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements, or other derivative transactions. There is no stated expiration for the Share Repurchase Program. Under the Share Repurchase Program, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the Share Repurchase Program may be suspended, modified, or terminated at any time without prior notice.

Item 6. Exhibits.

10.1	Non-Employee Director Compensation Policy, effective January 1, 2026.
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.
Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Howmet Aerospace Inc.

October 30, 2025	/s/ Ken Giacobbe
Date	Ken Giacobbe
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

October 30, 2025	/s/ Barbara L. Shultz
Date	Barbara L. Shultz
Vice President and Controller
(Principal Accounting Officer)