Form 10-K
period 2025-12-31
Howmet Aerospace Inc.
filed 2026-02-12
CIK 4281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For The Fiscal Year Ended December 31, 2025
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
Large accelerated filer ☑        Accelerated filer ☐    Non-accelerated filer ☐
Smaller reporting company ☐         Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ✓
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ✓
The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $75 billion. As of February 9, 2026, there were 400,940,063 shares of common stock, par value $1.00 per share, of the registrant outstanding.
Documents incorporated by reference.
Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (Proxy Statement).

Note on Incorporation by Reference
In this Form 10-K, selected items of information and data are incorporated by reference to portions of Howmet Aerospace Inc.’s definitive proxy statement for its 2026 Annual Meeting of Shareholders (the “Proxy Statement”), which we expect to file with the Securities and Exchange Commission within 120 days after Howmet Aerospace Inc.’s fiscal year ended December 31, 2025. Unless otherwise provided herein, any reference in this report to disclosures in the Proxy Statement shall constitute incorporation by reference of only that specific disclosure into this Form 10-K.

Forward-Looking Statements
This report contains (and oral communications made by Howmet Aerospace Inc. (“Howmet”) may contain) statements that relate to future events and expectations and, as such, constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates”, “believes”, “could”, “estimates”, “expects”, “forecasts”, “goal”, “guidance”, “intends”, “may”, “outlook”, “plans”, “projects”, “seeks”, “sees”, “should”, “targets”, “will”, “would”, or other words of similar meaning. All statements that reflect Howmet’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements, forecasts and outlook relating to the condition of end markets; future financial results, operating performance, or estimated or expected future capital expenditures; future strategic actions; Howmet's strategies, outlook, and business and financial prospects; and any future dividends, debt issuances, debt reduction and repurchases of its common stock; and statements regarding the planned acquisition of Consolidated Aerospace Manufacturing, LLC from Stanley Black & Decker, Inc. and the expected financing, benefits and timing of such planned acquisition. These statements reflect beliefs and assumptions that are based on Howmet’s perception of historical trends, current conditions and expected future developments, as well as other factors Howmet believes are appropriate in the circumstances. Although Howmet believes that the expectations reflected in any forward-looking statements are based on reasonable assumptions, it can give no assurance that these expectations will be attained, and it is possible that actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks, uncertainties, and changes in circumstances that are difficult to predict. For a discussion of some of the specific factors that may cause Howmet’s actual results to differ materially from those projected in any forward-looking statements, see the following sections of this report: Part I, Item 1A (Risk Factors), Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), including the disclosures under Segment Information and Critical Accounting Policies and Estimates, and Note U to the Consolidated Financial Statements in Part II, Item 8. Market projections are subject to the risks discussed in this report and other risks in the market. Credit ratings are not a recommendation to buy, sell or hold any Howmet securities, and they may be revised or revoked at any time at the sole discretion of the credit rating organizations. The statements in this report are made as of the date of the filing of this report. Howmet disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events or otherwise, except as required by applicable law.

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
Recent Developments
Consolidated Aerospace Manufacturing, LLC Acquisition Transaction. On December 22, 2025, the Company entered into an agreement with Stanley Black & Decker, Inc. (“Stanley Black & Decker”) to acquire Consolidated Aerospace Manufacturing, LLC (“CAM”), a wholly owned subsidiary of Stanley Black & Decker, for a cash purchase price of approximately $1.8 billion (the “Proposed CAM Acquisition”). The Proposed CAM Acquisition is expected to close in the first half of 2026, subject to customary closing conditions and regulatory approvals. See also “Liquidity and Capital Resources—Planned Financing for the Proposed CAM Acquisition” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations).
Brunner Manufacturing Co. Inc. Acquisition Transaction. On February 6, 2026, the Company acquired Brunner Manufacturing Co. Inc., a small privately-held manufacturer of high-quality fastener products located in the U.S., for an all-cash purchase price (the “Brunner acquisition”).
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
Howmet is a global company operating in 19 countries. Based upon the country where the point of shipment occurred, North America and Europe generated 72% and 22%, respectively, of Howmet’s sales in 2025. In addition to the United States, Canada, and Mexico in North America and France, United Kingdom, Hungary, and Germany in Europe, Howmet has operating activities in numerous other countries and regions, including Japan and China.

Description of the Business
The Company produces products that are used in the aerospace (commercial and defense), commercial transportation, gas turbines, and other markets. Howmet seeks to provide its customers with innovative solutions through offering differentiated products such as airfoils with advanced cooling and coatings for extreme temperature applications; specially-designed fasteners for lightweight composite airframe construction, reduced assembly costs, and lightning strike protection; and lightweight aluminum commercial wheels. Its products and solutions include investment castings for jet engines and industrial gas turbines (nickel superalloys, titanium, and aluminum), including airfoils and structural parts; seamless rolled rings for jet engines (mostly nickel superalloys); fastening systems for aerospace, industrial and commercial transportation applications (titanium, steel, and nickel superalloys); forged jet engine components (e.g., jet engine disks); machined and forged aircraft parts (titanium and aluminum); and forged aluminum commercial vehicle wheels, all of which are sold directly to customers or through distributors.
Aerospace (Commercial and Defense) Market. Howmet’s largest market is aerospace, which represented approximately 70% of the Company’s revenue in 2025. The Company produces a range of high performance multi-materials, highly engineered products, and vertically integrated machined solutions for aero engines and airframe structures, ranging from investment castings, advanced coatings, seamless rings, forgings, titanium extrusions, and titanium mill products, to fasteners that hold aircraft together. Wingtip to wingtip, nose to tail, Howmet can produce more than 90% of all structural and rotating aero engine components. Modernization of the commercial and defense platforms is driven by an array of challenging performance requirements. With its precision engineering, materials science expertise, and advanced manufacturing processes, Howmet aims to help its customers achieve greater fuel economies, reduced emissions, passenger comfort, and maintenance efficiencies.
Commercial Transportation Market. The commercial transportation market represented approximately 15% of the Company’s revenue in 2025. The Company invented the forged aluminum truck wheel in 1948, and continues to advance technology to deliver breakthrough solutions that make trucks and buses lighter, more fuel efficient and sharper-looking. Howmet’s forged aluminum wheels are a leading choice for commercial trucks and mass transportation vehicles because they can reduce weight and save fuel. The strength of the Company’s rivets, bolts and fasteners offers another light-weighting solution that delivers performance.
Gas Turbines Market. The gas turbines market includes industrial gas turbines and oil and gas, which represented approximately 11% of the Company’s revenue in 2025. The gas turbines market constitutes turbine parts with advanced cooling and coatings for use in heavy-duty gas turbine units as well as small- to mid-sized gas turbine units. Turbines across these size ranges serve growing demand for electricity generation, driven by accelerating data center build-out.
In the fourth quarter 2025, the Company combined the revenue disclosure for the industrial gas turbine and oil & gas end markets into Gas Turbines. As a result of this change, the Company will no longer disclose the Industrial & Other end market. The revenue previously classified as general industrial is now classified as Other in our end market disclosures.
Other Market. The other market includes all other areas, which represented approximately 4% of the Company’s revenue in 2025.
Howmet has four reportable segments, which are organized by product on a worldwide basis: Engine Products, Fastening Systems, Engineered Structures and Forged Wheels.
Engine Products
Engine Products utilizes advanced designs and techniques to support next-generation engine programs and produces components primarily for aircraft engines and industrial gas turbines, including airfoils and seamless rolled rings. Engine Products produces rotating parts as well as structural parts. Engine Products principally serves the commercial and defense aerospace and gas turbines markets.
Fastening Systems
Fastening Systems produces aerospace and industrial fastening systems as well as commercial transportation fasteners and installation tools. In addition to highly engineered aerospace fasteners with a broad range of fastening systems, the segment also supplies the commercial transportation, renewable, and material handling industries. The business’s high-tech, multi-material fastening systems are found nose to tail on commercial and military aircraft, as well as on jet engines, industrial gas turbines, commercial transportation vehicles, wind turbines, solar power systems, and construction and industrial equipment. The Brunner acquisition will be included in the operations of the Fastening Systems segment after February 6, 2026. Upon completion of the announced Proposed CAM Acquisition, CAM operations are expected to be included in our Fastening Systems segment.

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
Forged Wheels
Forged Wheels manufactures lightweight, high-strength forged aluminum wheels for trucks, buses, and trailers, serving the global transportation market. The Company’s portfolio, sold under the Alcoa® Wheels brand, includes advanced wheel designs utilizing its MagnaForce® alloy, offering superior durability and performance. Compared to standard steel wheel configurations, our aluminum wheels deliver up to 59% weight savings per tractor-trailer, enabling greater payload capacity. Our proprietary Dura-Bright® surface treatment resists corrosion and significantly reduces maintenance requirements, helping fleets maintain a professional appearance while lowering operational costs.
For additional discussion of each segment's business, see “Results of Operations—Segment Information” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and Note C to the Consolidated Financial Statements in Part II, Item 8.
Sales by Market and Significant Customer Revenue
Sales by market for the years ended December 31, 2025, 2024, and 2023, were:

	For the Year Ended December 31,
	2025	2024	2023
Aerospace - Commercial	53%	52%	49%
Aerospace - Defense	17%	16%	15%
Commercial Transportation	15%	17%	21%
Gas Turbines	11%	10%	10%
Other	4%	5%	5%
In 2025, RTX Corporation and GE Aerospace each represented approximately 11% of the Company’s third-party sales. The loss of any such significant customer could have a material adverse effect on such businesses. See Part I, Item 1A (Risk Factors).

The Company's Principal Facilities(1)

Country	Facility Location	Segment	Products
Australia	Oakleigh	Fastening Systems	Fasteners
Canada	Georgetown, Ontario(2)	Engine Products	Aerospace Castings
	Laval, Québec	Engine Products; Engineered Structures	Aerospace Castings and Machining
China	Suzhou(2)	Engine Products; Fastening Systems; Forged Wheels	Fasteners, Rings and Wheels Machining
France	Dives-sur-Mer	Engine Products	Aerospace and Gas Turbine Castings
	Evron	Engine Products	Aerospace and Specialty Castings
	Gennevilliers	Engine Products	Aerospace and Gas Turbine Castings
	St. Cosme-en-Vairais(2)	Fastening Systems	Fasteners
	Toulouse	Fastening Systems	Fasteners
	Us-par-Vigny	Fastening Systems	Fasteners
Germany	Bestwig	Engine Products	Aerospace Castings
	Erwitte	Engine Products	Machining of Aerospace Castings
	Hildesheim-Bavenstedt(2)	Fastening Systems	Fasteners
	Kelkheim(2)	Fastening Systems	Fasteners
Hungary	Nemesvámos	Fastening Systems	Fasteners
	Székesfehérvár	Engine Products; Forged Wheels	Aerospace and Gas Turbine Castings and Forgings
Japan	JÔetsu City(2)	Forged Wheels	Wheels Machining
	Nomi	Engine Products	Aerospace and Gas Turbine Castings
Mexico	Ciudad Acuña(2)	Engine Products; Fastening Systems	Aerospace Castings/Rings and Fasteners
	Monterrey	Forged Wheels	Forgings
Morocco	Casablanca(2)	Fastening Systems	Fasteners
United Kingdom	Exeter(2)	Engine Products	Aerospace and Gas Turbine Castings and Alloy
	Glossop	Engine Products	Metal, Billets
	Ickles	Engine Products	Metal, Billets
	Leicester(2)	Fastening Systems	Fasteners
	Redditch(2)	Fastening Systems	Fasteners
	Telford	Fastening Systems	Fasteners
	Worcester(2)	Engine Products	Aerospace and Gas Turbine Castings Tooling

Country	Facility Location	Segment	Products
United States	Tucson, AZ(2)	Fastening Systems	Fasteners
	Carson, CA(2)	Fastening Systems	Fasteners
	City of Industry, CA(2)	Fastening Systems	Fasteners
	Fontana, CA	Engine Products	Rings
	Fullerton, CA(2)	Fastening Systems	Fasteners and Tooling
	Rancho Cucamonga, CA	Engine Products	Rings
	Torrance, CA	Fastening Systems	Fasteners
	Branford, CT	Engine Products	Aerospace Coatings
	Winsted, CT	Engine Products	Aerospace Machining
	Savannah, GA	Engineered Structures	Forgings, Disks
	La Porte, IN	Engine Products	Aerospace and Gas Turbine Castings
	Whitehall, MI	Engine Products	Aerospace and Gas Turbine Castings and Coatings, Titanium Alloy and Specialty Products
	Washington, MO	Engineered Structures	Titanium Mill Products
	Big Lake, MN	Engineered Structures	Aerospace Machining
	New Brighton, MN	Engineered Structures	Aerospace Machining
	Dover, NJ	Engine Products	Aerospace and Gas Turbine Castings and Alloy
	Kingston, NY(2)	Fastening Systems	Fasteners Tooling
	Rochester, NY	Engine Products	Rings
	Barberton, OH	Forged Wheels	Wheels Machining
	Brecksville, OH(2)	Engine Products	Aerospace and Gas Turbine Castings Tooling
	Canton, OH(2)	Engineered Structures	Titanium Mill Products
	Cleveland, OH	Engine Products; Engineered Structures; Forged Wheels	Forgings, Aerospace and Gas Turbine Castings Tooling, and Aerospace Components
	Niles, OH	Engineered Structures	Titanium Mill Products
	Morristown, TN(2)	Engine Products	Aerospace and Gas Turbine Ceramic Products
	Houston, TX(2)	Engineered Structures	Extrusions
	Waco, TX(2)	Fastening Systems	Fasteners
	Wichita Falls, TX	Engine Products	Aerospace and Gas Turbine Castings
	Hampton, VA(2)	Engine Products	Aerospace and Gas Turbine Castings
	Martinsville, VA	Engineered Structures	Titanium Mill Products
(1)Principal facilities are listed by location, with certain locations having more than one facility. The list in the above table does not include 16 locations that serve as sales and administrative offices, distribution centers or warehouses.
(2)Leased property or partially leased property.

Sources and Availability of Raw Materials
Important raw materials purchased in 2025 for each of the Company’s reportable segments are listed below.

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
Patents, Trade Secrets, and Trademarks
The Company believes that its domestic and international patent, trade secret and trademark assets provide it with a significant competitive advantage. The Company’s rights under its patents, as well as the products made and sold under them, are important to the Company as a whole and, to varying degrees, important to each business segment. The patents owned by Howmet generally concern particular products, manufacturing equipment, or techniques. Howmet’s business as a whole is not, however, materially dependent on any single patent, trade secret, or trademark. As a result of product development and technological advancement, the Company continues to pursue patent protection in jurisdictions throughout the world. As of the end of 2025, the Company’s worldwide patent portfolio consisted of approximately 1,020 granted patents and 180 pending patent applications.
The Company also has a significant number of trade secrets, mostly regarding manufacturing processes and material compositions that give many of its businesses important advantages in their markets. The Company continues to strive to improve those processes and generate new material compositions that provide additional benefits. With respect to domestic and international registered trademarks, the Company has many that have significant recognition within the markets that are served. Examples include the name Howmet® metal castings, Huck® fasteners, and Dura-Bright® wheels with easy-clean surface treatments. As of the end of 2025, the Company’s worldwide trademark portfolio consisted of approximately 1,590 registered trademarks and 70 pending trademark applications. Following the Alcoa Inc. Separation Transaction, the Company retained the Alcoa Wheels® business and, pursuant to a Trademark License Agreement, is the exclusive licensee of the “Alcoa” name and logo for use with the wheels, hubs, and related products that we manufacture. The Company’s rights under its trademarks are important to the Company as a whole and, to varying degrees, important to each business segment.
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
Principal competitors include Berkshire Hathaway Inc., through its 2016 acquisition of Precision Castparts Corporation and subsidiaries, for titanium and titanium-based alloys, precision forgings, seamless rolled rings, investment castings, including airfoils, and aerospace fasteners; VSMPO (Russia) for titanium and titanium-based alloys and precision forgings; ATI Inc.’s High-Performance Materials & Components segment for titanium and titanium-based alloys and precision forgings; Lisi Aerospace (France) for aerospace fasteners; and Aubert & Duval (part of Airbus, Safran, and Tikehau Capital) for precision forgings. Other competitors include Doncasters Group Limited (U.K.) and Consolidated Precision Products Corp. (owned by Warburg Pincus and Berkshire Partners) for investment castings; Weber Metals, Inc. (part of Otto Fuchs) for precision forgings; and Forgital Group and Frisa (Mexico) for seamless rings.
Forged Wheels competes against aluminum and steel wheel suppliers in the commercial transportation industry under the product brand name Alcoa® Wheels for the major regions that it serves (North America, Europe, Japan, China, South America, and Australia). Its larger aluminum wheel competitors are Accuride Corporation, Speedline (member of the Ronal Group), Nippon Steel Corporation, Dicastal North America, Inc., Alux Co., Ltd., and Wheels India Limited.

In recent years, Forged Wheels has seen an increase in the number of aluminum wheel suppliers (both forged and cast aluminum wheels) from China, Taiwan, India, South Korea, and Turkey attempting to penetrate the global commercial transportation market.
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
Government Regulations and Environmental Matters
Our operations and activities are global and are subject to various federal, state, local, and foreign laws, rules and regulations, including those relating to the environment. In 2025, compliance with these laws, rules and regulations did not have a material effect on our capital expenditures, results of operations or competitive position. Additionally, we do not currently anticipate material capital expenditures for environmental control facilities in 2026. For a discussion of the risks associated with certain applicable laws and regulations, see “Risk Factors.” Information relating to environmental matters is included in Note U to the Consolidated Financial Statements in Part II, Item 8 under the caption “Environmental Matters.”
Human Capital
Howmet strives to attract, recruit, engage, develop and retain world-class talent. Our Code of Conduct describes how we lead with integrity and work with one another while supporting our stakeholders. The Company provides competitive wages, benefits and terms of employment.
Attracting and recruiting candidates through workforce planning, increased hiring efficiency and effective onboarding have been a priority for the Company. New technology that increases the automation of job postings enables us to more widely disseminate our job vacancies to various partners and job boards, including our campus recruitment platform that helps us to proactively reach a broad talent network of students and schools across the United States. The Company remains committed to its military recruiting, adding additional partnerships in 2025, including the U.S. Department of War SkillBridge Program that provides transitioning service members the opportunity for training and development with potential employers. Additional technologies such as recruiting booster text capabilities facilitate communicating with candidates quickly and efficiently. To retain new talent, the Company offers an onboarding program to develop a sense of belonging, teamwork, and productivity. The Company offers increasingly more robust leadership and other development opportunities for our team members. To bolster our operations internal talent pipeline, we created two new development programs, the Frontline Leader Program and the Plant Manager Development Initiative. Additionally, the Company expanded its tuition assistance program in 2025 to now include reimbursement for a wide variety of certifications. We believe providing employees with avenues to new skills contributes to increased motivation and engagement, resulting in higher employee retention.
The Company supports our employees having ownership in their development to create rewarding careers that draw on their aptitudes and support their ambitions. Our development process framework provides tools and resources to identify career options, skills gaps and actions they can take to progress within the Company. Using a human capital management platform, employees can build a professional profile to share their career aspirations and learn new skills. This platform allows us to align employee goals and growth with the Company’s future business needs so that we can pinpoint potential successor candidates and build their readiness for future roles. We use a data-driven approach to track how employees are progressing through the organization. We seek to identify high performers and support their development into potential future leaders, focusing on providing opportunities to all individuals. A valuable component of development is Howmet’s mentoring program, which builds readiness for future leaders. Our talent review and succession planning process is an ongoing priority, sponsored and led by our Chief Executive Officer with oversight by the Board of Directors.
Howmet’s strong health and safety culture empowers our employees and contractors to take personal responsibility for their actions and the safety of their coworkers. This culture is supported by internal policies, standards, rules, and procedures that clearly articulate our stringent requirements for working safely in all our worldwide facilities. The Company embeds annual health and safety goals and objectives into its operating plans to progress toward our ultimate goal of zero incidents. We use various risk identification, assessment, and control processes to reduce the likelihood of safety and health incidents in the workplace, with prioritization on the prevention of fatality and serious injury.
Employees
Total worldwide employment at the end of 2025 was approximately 25,430 employees in 23 countries.

Approximately 3,860 employees, or 26% of the U.S. workforce, are represented by labor unions in the United States. Within the United States, there are eight collective bargaining agreements with varying expiration dates between Howmet and various labor unions. Of these eight, the largest workforce covered under a collective bargaining agreement is between Howmet and the United Autoworkers (“UAW”) at our Engine Products facility in Whitehall, Michigan. The current agreement, which covers approximately 1,865 employees, expires in April 2028. The second largest workforce of approximately 730 employees within our Engineered Structures and Forged Wheels segments is covered under a five-year collective bargaining agreement between Howmet and the UAW at our Cleveland, Ohio location, which expires in February 2029. The Company’s next significant plant collective bargaining agreement in the U.S. expires in 2027. On a regional basis, collective bargaining agreements with varying expiration dates cover employees in Europe, North America, South America, and Asia. The Company believes that it has positive relationships with its employees and any respective labor union representatives.
Executive Officers of the Registrant
The names, ages, positions, and areas of responsibility of the executive officers of the Company as of February 12, 2026 are listed below. The Company’s executive officers are annually appointed to serve until the next annual meeting of the Board of Directors (held in conjunction with the annual meeting of shareholders), except in the case of earlier death, retirement, resignation or removal.
Michael N. Chanatry, 65, Vice President and Chief Commercial Officer. Mr. Chanatry was initially elected Vice President and Chief Commercial Officer of Howmet effective May 16, 2018. Prior to joining Howmet, from 2015 to April 2018, he was Vice President of Supply Chain for General Electric’s Power Division. Mr. Chanatry served as General Manager of Supply Chain for General Electric Appliances from 2013 to 2015; and General Electric Aviation Systems from 2009 to 2013. Prior to his leadership roles at General Electric Power, General Electric Appliances and General Electric Aviation Systems, Mr. Chanatry held numerous positions within the General Electric Aviation & Aerospace divisions, as well as at Lockheed Martin from 1983 to 2009.
Neil E. Marchuk, 68, Executive Vice President, Chief Administrative Officer. Mr. Marchuk was elected Executive Vice President and Chief Administrative Officer of Howmet effective August 21, 2025. He served as Executive Vice President and Chief Human Resources Officer from March 2019 to August 2025. Following the resignation of Lola F. Lin, Executive Vice President, Chief Legal and Compliance Officer and Secretary, in September 2025, until a successor is appointed, the Legal and Compliance teams report to Mr. Marchuk. He served as Interim President, Engineered Structures, from October 2023 to April 2024; and Interim President, Fastening Systems, from November 2022 to May 2023. Prior to joining Howmet, from January 2016 to February 2019, he was Executive Vice President and Chief Human Resources Officer at Adient, an automotive manufacturer. From July 2006 to May 2015, Mr. Marchuk was Executive Vice President of Human Resource at TRW Automotive, and served as TRW’s Vice President, Human Resources from September 2004 to July 2006. Prior to joining TRW, from December 2001 to August 2004, Mr. Marchuk was Director, Corporate Human Resources for E.I. Du Pont De Nemours and Company (“E.I. Du Pont”). From September 1999 to November 2001, Mr. Marchuk was Director, Global HR Delivery for E.I. Du Pont. From February 1999 to August 1999, Mr. Marchuk served E.I. Du Pont as its Global HR Director, Global Services Division.
John C. Plant, 72, Executive Chairman and Chief Executive Officer. Mr. Plant was appointed Howmet’s Chief Executive Officer effective October 14, 2021, and was Co-Chief Executive Officer from April 2020 to October 2021. From February 2019 to April 2020, he was the Chief Executive Officer of Arconic Inc., as the Company was then known prior to its separation. He has served as chairman of Howmet's Board of Directors since October 2017 and as a member of the Board since February 2016. Mr. Plant previously served as Chairman of the Board, President and Chief Executive Officer of TRW Automotive from 2011 to 2015, and as its President and Chief Executive Officer from 2003 to 2011. TRW Automotive was acquired by ZF Friedrichshafen AG in May 2015. Mr. Plant was a co-member of the Chief Executive Office of TRW Inc. from 2001 to 2003 and an Executive Vice President of TRW from 1999 (when the company acquired Lucas Varity) to 2003. Prior to TRW, Mr. Plant was President of Lucas Varity Automotive and managing director of the Electrical and Electronics division from 1991 through 1997.
Patrick Winterlich, 56, Executive Vice President and Chief Financial Officer. Mr. Winterlich was initially elected Executive Vice President and Chief Financial Officer effective December 1, 2025. Prior to joining Howmet, from 2017 to November 2025, he was Executive Vice President and Chief Financial Officer at Hexcel Corporation. Mr. Winterlich held roles of increasing responsibility at Hexcel in Finance, Operations and Information Technology from 1998 to 2017.

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
Geopolitical tensions, conflicts, and wars have impacted, and may in the future impact, global energy markets, leading to high volatility and increasing prices for crude oil, natural gas, and other energy supplies. Energy costs impact operating expenses at our manufacturing facilities, the expense of shipping raw materials to our facilities, and the expense of shipping products to our customers. The costs of certain raw materials (including, but not limited to, nickel, titanium, aluminum, cobalt, and superalloy materials) necessary for the manufacture of Howmet’s products and other manufacturing and operating costs are influenced by market forces, including inflation, supply and demand, and shortages. For example, as the Russia-Ukraine conflict continues, global titanium prices may continue to fluctuate. Our customers’ failure to return titanium revert (reusable scrap) to Howmet can result in an increase of the amount of titanium purchased at inflated costs. Governmental constraints, including export restrictions, sanctions, new or increased import duties or tariffs, and countervailing or anti-dumping duties, also impact the cost of raw materials and other manufacturing and operating costs. The global trade landscape is growing more volatile, including as a result of 2025 and early 2026 executive orders in the U.S. for the imposition of new tariffs, the retaliatory counter measures by other countries and the likelihood and unpredictability of further tariffs and related countermeasures. We continually monitor the global trade environment and any changes in tariffs, trade agreements, restrictions, or sanctions that may impact the Company or our suppliers or customers, and work to mitigate potential impacts. Inflation worldwide and in the United States has resulted in an increase in the costs of materials and labor. While we generally intend to pass along higher raw material and energy costs to our customers through contractual agreements in the form of price increases, there can be a delay between an increase in our costs and our ability to increase the prices of our products. Additionally, we may not be able to increase the prices of our products due to competitive pricing pressure and other factors. If the Company is unable to pass through or offset significant cost increases through customer price increases, productivity improvements, cost reduction or other programs, Howmet’s business, operating results or financial condition could be materially adversely affected. The timing, extent, application, and level of tariffs by various governments and our ability to recover tariffs are subject to changes and uncertainties and given the unpredictability and frequency of these changes, there can be no assurance we will be able to successfully mitigate the impacts of changes in the global trade environment and if the Company is unable to mitigate these impacts, Howmet’s business, operating results or financial condition could be materially adversely affected.

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
If Howmet’s operations, particularly at one of its key manufacturing facilities, were to be disrupted, including because of significant equipment failures, natural disasters, power outages, fires, explosions, terrorism, violence, theft, sabotage, adverse weather conditions, public health crises, labor disputes, labor shortages, or other reasons, Howmet may be unable to effectively meet its obligations to, or demand from, its customers. In addition, the manufacture of many of Howmet’s products is a complex process. Manufacturing problems arising from equipment failure or malfunction, inadvertent failure to follow regulatory or customer specifications and procedures, including those related to quality or safety, and problems with raw materials could have an adverse impact on the Company’s ability to fulfill orders or meet product quality or performance requirements, which may result in negative publicity and damage to our reputation, adversely impacting product demand and customer relationships. Interruptions in production capability could increase Howmet’s costs and reduce its sales, including causing the Company to incur costs for premium freight, make substantial capital expenditures, or purchase alternative material at higher costs to fulfill customer orders. Additionally, a delivery delay by us due to production interruptions could subject us to liability from customer claims that such delay resulted in losses to the customer. Furthermore, product manufacturing or performance issues could result in recalls, customer penalties, contract cancellation, and product liability exposure in addition to a material adverse effect on our business, financial condition or results of operations. Because of approval, license, and qualification requirements applicable to manufacturers and/or their suppliers, sources of alternatives to mitigate manufacturing disruptions may not be readily available to Howmet or its customers.
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
Howmet has long-term contracts with a significant number of its customers, some of which are subject to renewal, renegotiation, or re-pricing at periodic intervals or upon changes in competitive supply conditions. Howmet’s failure to successfully renew, renegotiate, or favorably re-price such agreements, or a material deterioration in or termination of these customer relationships, could result in a reduction or loss in customer revenue. Additionally, a significant downturn, adverse development or deterioration in the business or financial condition of a key customer, or the loss of a key customer, could adversely affect Howmet’s financial results. For example, quality control issues at The Boeing Company (“Boeing”) relating to which the Federal Aviation Administration did not approve production rate increases for the Boeing 737 MAX until October 2025 and a Boeing labor union work stoppage in late 2024 negatively impacted narrow body and wide body production rates. Boeing production rates have had and are expected to have a material impact on the financial performance of Howmet. Howmet’s customers may experience delays in the launch of new products, labor strikes, diminished liquidity or credit unavailability, weak demand for their products, decreases in production rates due to regulatory investigations or otherwise, supply chain constraints or other difficulties in their businesses. Howmet’s customers may also change their business strategies or modify their business relationships with Howmet, including to reduce the amount of Howmet’s products they purchase, to switch to alternative suppliers, or to enter into the markets themselves to compete with Howmet. If Howmet’s customers reduce, terminate or delay purchases from Howmet due to the foregoing factors or otherwise and Howmet is unsuccessful in enforcing its contract rights or replacing such business in whole or in part or replaces it with less profitable business, our financial condition and results of operations may be adversely affected.
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
Increased global cybersecurity vulnerabilities, threats, and more sophisticated and targeted cyberattacks pose a risk to the security of our systems and networks, and the confidentiality, availability, and integrity of our data, as well as those of our customers, suppliers, and other counterparties. The Company believes that it faces threats of cyberattacks due to the industries it serves, the locations of its operations, and its technological innovations. The Company has experienced cybersecurity attacks in the past, including breaches of its information technology systems in which information was taken, and may experience them in the future, potentially with more frequency or sophistication. Although past attacks did not result in known losses of any critical data or have a material impact on Howmet’s financial condition or results of operations, the scope and impact of any future incident cannot be predicted. The use of new and evolving technologies, such as AI, presents risks and challenges that can impact our business. Unauthorized use or misuse of AI by the Company's employees, vendors or others may result in the disclosure of confidential Company or customer data, reputational harm, privacy law violations, cybersecurity risks, and legal liability. Additionally, while the use of AI can be beneficial to the Company, AI algorithms are currently known to sometimes produce unexpected results or behave in unpredictable ways that can generate, among other things, irrelevant, nonsensical, inaccurate, harmful, discriminatory or infringing results, which could harm the Company’s business, reputation, or result in legal or regulatory actions.
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
As discussed in “Competitive Conditions” in Part I, Item 1 (Business) of this report, the markets for Howmet’s products are highly competitive. Howmet’s competitors include a variety of both U.S. and non-U.S. companies in our product markets, which could include existing customers. New entrants in our markets, new product offerings, new and/or emerging technologies in the marketplace, or new facilities may compete with or replace Howmet products. The willingness of customers to accept alternative solutions for the products sold by Howmet, pricing pressure from competitors, and technological advancements or other developments, including the use of AI, by or affecting Howmet’s competitors or customers could adversely affect Howmet’s business, financial condition, or results of operations. Howmet’s competitive position and future performance depend, in part, on the Company’s ability to develop and innovate products, deploy technology initiatives, and implement advanced manufacturing technologies, including through the use of new and evolving technologies, including AI. The Company's competitors may adopt new technological initiatives and implement technological advancements using AI to pursue new or improved products and services more quickly, profitably, successfully and effectively than the Company. While Howmet intends to continue to develop innovative new products and services, and implement advanced technologies, including through the use of AI, it may not be able to successfully differentiate its products or services from those of its competitors or achieve and maintain technological advantages.
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

Howmet may not realize the expected benefits of acquisitions on the anticipated time frame or at all.
On December 22, 2025, Howmet entered into a purchase agreement with Stanley Black & Decker, pursuant to which the Company has agreed to purchase CAM for a cash purchase price of approximately $1.8 billion, subject to customary adjustments. Completion of the Proposed CAM Acquisition is subject to a number of conditions set forth in the purchase agreement, some of which are beyond the Company’s control. These conditions may impact the ability of the Company to complete the Proposed CAM Acquisition on the expected terms and within the anticipated closing time period or at all because required regulatory approval or other conditions to closing are not received or satisfied on a timely basis or at all. In addition, the occurrence of certain events, changes or other circumstances could give rise to the termination of the purchase agreement and prevent the completion of the Proposed CAM Acquisition. Howmet may not realize the expected benefits of the Proposed CAM Acquisition, including the anticipated synergies and favorable tax treatment of the proposed transaction and the anticipated broader offering of fastening solutions within the anticipated time frame, or at all. Howmet intends to finance the Proposed CAM Acquisition through utilizing a variety of financing sources, which may include borrowing under its commercial paper program or debt facilities, the issuance of debt securities and cash on hand. For more information, see “Liquidity and Capital Resources—Planned Financing for the Proposed CAM Acquisition” in Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations). However, no assurance can be given that Howmet will obtain the intended financing for the Proposed CAM Acquisition on commercially reasonable terms or terms acceptable to us, and the Company may be required to finance a portion of the purchase price of the Proposed CAM Acquisition at interest rates higher than currently expected. Any failure to complete the Proposed CAM Acquisition on the anticipated time frame or at all, and any limitations on Howmet’s ability to obtain financing and related reductions in the Company’s liquidity or increases in the Company’s borrowing costs may adversely affect Howmet’s business, financial condition, or results of operations.
In addition to the Proposed CAM Acquisition, Howmet may continue to pursue other acquisitions and take other strategic actions to grow or streamline its portfolio. There can be no assurance that we will be able to execute upon any such acquisitions or strategic actions, or that any anticipated benefits of such acquisitions or actions will be realized. Acquisitions, including the planned Proposed CAM Acquisition, present significant operational challenges and risks, including the effective integration of the business into the Company, which may be more difficult, time consuming or more costly than expected and may divert management attention from the Company’s existing business. Acquisitions, including the Proposed CAM Acquisition, may increase operating costs, expose the Company to potential unforeseen issues and legal liabilities, including the assumption of liabilities (including unforeseen liabilities) of acquired companies or businesses, increase cybersecurity issues or vulnerabilities or result in customer loss and business disruption (including, without limitation, difficulties in retaining or maintaining relationships with employees, customers or suppliers). Any of the foregoing may adversely affect Howmet’s business, financial condition, or results of operations.
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
Share repurchases and the declaration of dividends fall within the discretion of Howmet’s Board of Directors (the “Board”), and the Board’s decision regarding such matters depends on many factors, including Howmet’s financial condition, earnings, capital requirements, debt service obligations, covenants associated with certain of the Company’s debt obligations, industry practice, legal requirements, regulatory constraints, and other factors that the Board deems relevant. There can be no assurance that the Company will declare dividends or repurchase stock in the future in any particular amounts, or at all. The Company may modify, suspend, or cancel its share repurchase program or any dividend policy in any manner and at any time that it may deem necessary or appropriate.
Risks Related to Legal and Regulatory Matters
Howmet may be exposed to significant legal proceedings, investigations, or changes in U.S. federal, state, or foreign law, regulation, or policy.
The manufacture and sale of our products expose Howmet to potential product liability, personal injury, property damage, and related claims. In the event that a Howmet product fails to perform as expected, regardless of fault, or is used in an unexpected manner, and such failure or use results in, or is alleged to result in, bodily injury and/or property damage or other losses, Howmet may be subject to product liability lawsuits and other claims, or may participate in a recall or other corrective action involving such product. In addition, if a Howmet product is perceived to be defective or unsafe, Howmet’s sales could decrease, its reputation could be adversely impacted and Howmet could be exposed to government investigations or regulatory enforcement actions. Howmet is also subject to a variety of global legal and regulatory compliance risks in connection with its business and products. These risks include, among other things, potential claims, class action lawsuits or compliance issues, including those relating to securities laws, employment laws, intellectual property rights, cyber, security and privacy, insurance, commercial matters, antitrust and competition, human rights, third-party relationships, governance and sustainability (including climate-related/sustainability and other) rules and regulations, supply chain operations, and the manufacture and sale of products. In addition, laws and regulations focused on the development, use and provision of certain new technologies, such as AI (including generative AI) technologies, and the enforcement thereof are growing worldwide and may impose certain obligations on Howmet, may limit how we use these technologies and could result in reputational damage, monetary penalties or other regulatory actions to the extent Howmet uses such technologies and fails to comply with such obligations. Monitoring and responding to new and rapidly developing laws and regulations could be costly or have an adverse effect on our operations. An adverse outcome in one or more of proceedings or investigations, or unfavorable changes in laws, regulations or policies, or other contingencies that the Company cannot predict with certainty, could have a material adverse effect on the Company’s financial condition, results of operations, or cash flows, including reputational harm, loss of customers, and substantial monetary damages and/or non-monetary penalties. For additional information regarding the legal proceedings involving the Company, see Note U to the Consolidated Financial Statements in Part II, Item 8.
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
Howmet owns important intellectual property, including patents, trademarks, copyrights, and trade secrets. The Company’s intellectual property plays an important role in maintaining Howmet’s competitive position in a number of the markets that the Company serves. Howmet’s competitors may develop technologies that are similar or superior to Howmet’s proprietary technologies, or design around the patents Howmet owns or licenses. Despite its controls and safeguards, Howmet’s technology may be misappropriated by its employees, its competitors or other third parties. Furthermore, unauthorized use, misuse or increased use of AI may increase the risk of a loss of intellectual property, including, for instance, if an employee inputs confidential information, such as trade secrets, into AI or machine learning technologies, resulting in such information becoming accessible by third parties, including competitors. The pursuit of remedies for any misappropriation of Howmet intellectual property is expensive and the ultimate remedies may be deemed insufficient. Further, in jurisdictions where the enforcement of intellectual property rights is less robust, the risk of misappropriation of Howmet intellectual property increases, despite efforts the Company undertakes to protect it. Developments or assertions by or against Howmet relating to intellectual property rights, and any inability to protect or enforce Howmet’s rights sufficiently, could adversely affect Howmet’s business and competitive position.
Unanticipated changes in Howmet’s tax provisions or exposure to additional tax liabilities could affect Howmet’s future profitability.
Howmet is subject to income taxes in both the United States and various non-U.S. jurisdictions. Its domestic and international tax liabilities are dependent upon the distribution of income among these different jurisdictions. Changes in applicable domestic or foreign tax laws and regulations, including the Organization for Economic Cooperation and Development’s Pillar 2 framework and related safe harbors, or their interpretation and application, could affect the Company’s tax expense and profitability. Howmet’s tax expense includes estimates of additional tax that may be incurred for tax exposures and reflects various estimates and assumptions. The assumptions include assessments of future earnings of the Company that could impact the valuation of its deferred tax assets. The Company’s future results of operations could be adversely affected by changes in the effective tax rate as a result of a change in the mix of earnings in countries with differing statutory tax rates, changes in the overall profitability of the Company, changes in tax legislation and rates, changes in generally accepted accounting principles, changes in the valuation of deferred tax assets and liabilities, the results of tax audits, and examinations of previously filed tax returns or related litigation and continuing assessments of its tax exposures.
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
Physical risks associated with the climate, such as flooding, extreme winds, and extreme precipitation, expose us to risks of damage of Howmet locations or those of its suppliers or customers. Prolonged periods of drought may result in wildfires and/or restrictions on process water use. These climate-related impacts may have an adverse effect on the production capacity of Howmet sites or those of its suppliers or customers. Climate change may result in an increase of such risks and the impact they have on our business. These types of incidents could have a material adverse effect on our results of operations and financial condition.
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
Howmet has implemented a multi-faceted cybersecurity risk management framework, which includes progressing toward alignment with cybersecurity standards published by the National Institute of Standards and Technology (NIST) and International Organization for Standardization 27001 (ISO 27001) Framework, and achievement of the U.S. Department of War (DoW) Cybersecurity Maturity Model Certification, which will require companies like Howmet that do business with the DoW to obtain specific third-party certifications relating to specified cybersecurity standards to be eligible for new contract awards. We deploy and operate preventive and detective controls and processes to mitigate cybersecurity threats, including monitoring our network for known vulnerabilities and signs of unauthorized attempts to access our data and systems. Our approach includes conducting internal vulnerability assessments, external penetration testing, and attack simulation. In addition, the Company subscribes to third-party managed security service providers that continuously monitor the Company’s systems to assist with early cybersecurity threat detection and protection. Howmet conducts cybersecurity risk assessments of key vendors and other counterparties for any potential risks. Risk-based action plans are further developed to take into account evolving threats, which result in recommendations for new protocols and infrastructure. The Company has a robust program of employee education on the prevention of unauthorized access to Company information and systems.

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
The Cybersecurity Committee, which originated in 2015 as a dedicated cybersecurity subcommittee of the Audit Committee, was made a formal committee of the Board in 2022. The Cybersecurity Committee assists the Board in its oversight of the Company’s cybersecurity programs and risks. Its responsibilities include reviewing the state of the Company’s cybersecurity, its strategy, policies, and procedures to mitigate cybersecurity risks, and any significant cybersecurity incidents. The Committee also considers the cybersecurity threat landscape and the impact of emerging cybersecurity developments and regulations that may affect Howmet. The Cybersecurity Committee currently comprises three members and meets at least quarterly with members of management, including the CISO and CIO. The Cybersecurity Committee may, from time to time, invite third-party advisors and experts as it deems appropriate. Pursuant to guidelines adopted by the Cybersecurity Committee, management is required to report immediately to the Chair of the Cybersecurity Committee upon the occurrence of certain cybersecurity incidents and ransomware demands. The Cybersecurity Committee reports to the full Board after each of its meetings and as needed regarding the cybersecurity risks, incidents, and other matters reviewed and considered by the Committee. The Company’s CISO leads management’s assessment, prevention, and management of cybersecurity risks. The CISO reports to the CIO who has responsibility for the usability, implementation, and management of our information and computing systems. Both bring to their roles extensive experience in information technology and cybersecurity:
•The Company’s CISO joined the Company in 2022. The CISO has over 25 years of experience in information technology, cybersecurity and physical security management, including as Cybersecurity Operations Director at United States Steel Corporation (2020-2022); Director, Global Information Security and Compliance at Kennametal, Inc. (2018-2020); and Global Chief Information Security Officer/HIPAA Security Officer at Westlake Chemical (2013-2017). The CISO holds a Bachelor of Sciences degree in Information Systems Management from Carlow University and a Master of Sciences degree in Information Systems from Robert Morris University and is a Certified Systems Security Professional.
•The Company’s CIO joined the Company in 2021. The CIO has over 25 years of experience in information technology, including, most recently, as Vice President Global IT and Chief Information Officer at Varroc Lighting Systems (2018-2021) and Chief Information Officer at AM General LLC (2016-2018). The CIO holds a Bachelor of Engineering degree in Industrial Engineering from Universidad de Lima.

Item 2. Properties.
Howmet’s principal office and corporate center is located at 201 Isabella Street, Suite 200, Pittsburgh, Pennsylvania 15212-5872.
Howmet leases some of its facilities, including its corporate center; however, it is the opinion of management that the leases do not materially affect the continued use of the properties or the properties’ values.
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
The number of holders of record of common stock was 7,801 as of February 9, 2026.

Stock Performance Graph
The following graph compares the most recent five-year performance of the Company’s common stock with (1) the Standard & Poor’s (“S&P”) 500® Index, (2) the S&P 500® Industrials Index, a group of 80 companies categorized by Standard & Poor’s as active in the “industrials” market sector, and (3) the S&P 500® Aerospace & Defense Index, which comprises Axon Enterprise, Inc., General Dynamics Corporation, General Electric Company (operating as GE Aerospace), Howmet Aerospace Inc., Huntington Ingalls Industries, Inc., L3Harris Technologies, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, RTX Corporation, Textron Inc., The Boeing Company, and Transdigm Group Incorporated.
The graph assumes, in each case, an initial investment of $100 on December 31, 2020, and the reinvestment of dividends. The graph, table and related information shall not be deemed to be “filed” with the SEC, nor shall such information be incorporated by reference into future filings under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

Cumulative Total Return

Based upon an initial investment of $100 at December 31, 2020 with dividends reinvested

800
600
400
200
0
12/2020
12/2021
12/2022
12/2023
12/2024
12/2025
Period Ended
Howmet Aerospace Inc.
S&P 500 Index
S&P 500 Industrials Index
S&P 500 Aerospace & Defense Index

As of December 31,	2020	2021	2022	2023	2024	2025
Howmet Aerospace Inc.	$100.00	$111.67	$138.66	$191.13	$387.42	$728.18
S&P 500® Index	100.00	128.71	105.40	133.10	166.40	196.16
S&P 500® Industrials Index	100.00	121.12	114.48	135.24	158.87	189.72
S&P 500® Aerospace & Defense Index	100.00	113.22	132.89	141.88	162.31	230.45

Issuer Purchases of Equity Securities
The following table presents information with respect to the Company’s open-market repurchases of its common stock during the quarter ended December 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)(2)
October 1 - October 31, 2025	521,208	$191.86	521,208	$1,597
November 1 - November 30, 2025	2,988(3)	$204.57	—	$1,597
December 1 - December 31, 2025	506,463	$197.45	506,463	1,497
Total for quarter ended December 31, 2025	1,030,659	$194.61	1,027,671
(1)Excludes commissions cost.
(2)The Company has a share repurchase program (the “Share Repurchase Program”) that, after giving effect to the additional $150 million share repurchases made in January and February 2026 at an average price per share of $215.28, retiring approximately 0.7 million shares, has approximately $1,347 million in Board authorization remaining available as of February 6, 2026. The current Share Repurchase Program was authorized by the Company’s Board of Directors on August 18, 2021 at $1,500 million, which was increased by the Board by $2,000 million on July 30, 2024 to a total authorization of $3,500 million. Under the Company’s Share Repurchase Program, the Company may repurchase shares by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements or other derivative transactions. There is no stated expiration for the Share Repurchase Program. Under its Share Repurchase Program, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the Share Repurchase Program may be suspended, modified, or terminated at any time without prior notice.
(3)Amount represents the surrender of 2,988 shares of Howmet common stock by a participant in the Company’s stock incentive plan to the Company to satisfy the exercise price and tax withholding obligations of employee stock options at the time of exercise. These surrendered shares are not part of the Share Repurchase Program.

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
Overview
Our Business
Howmet is a global leader in lightweight metals engineering and manufacturing. Howmet’s innovative, multi-material products, which may include nickel, titanium, aluminum, and cobalt, are used worldwide in the aerospace (commercial and defense), commercial transportation, gas turbines, and other markets.
Howmet is a global company operating in 19 countries. Based upon the country where the point of shipment occurred, North America and Europe generated 72% and 22%, respectively, of Howmet’s sales in 2025. In addition to the United States, Canada, and Mexico in North America and France, United Kingdom, Hungary, and Germany in Europe, Howmet has operating activities in numerous other countries and regions, including Japan and China. Governmental policies, laws and regulations, and other economic factors, including inflation, customer requirements, tariffs, and fluctuations in foreign currency exchange rates and interest rates, affect the results of operations in countries with such activities.
Recent Developments
On December 22, 2025, Howmet Aerospace entered into a transaction with Stanley Black & Decker, pursuant to which the Company has agreed to purchase CAM, for a cash purchase price of approximately $1.8 billion, subject to customary adjustments. The Proposed CAM Acquisition is expected to close in the first half of 2026, subject to customary closing conditions and regulatory approvals. On February 6, 2026, the Company acquired Brunner Manufacturing Co. Inc., a small privately-held manufacturer of high-quality fastener products in the U.S., for an all-cash purchase price. See “Business” in Part I, Item 1 and “Liquidity and Capital Resources” in Part II, Item 7 for more information.
Management Review of 2025 and Outlook
The Company derived approximately 70% of its revenue from products sold to the commercial and defense aerospace markets for the year ended December 31, 2025. The timing and level of future aircraft builds by original equipment manufacturers are subject to changes and uncertainties, which may cause our future results to differ from prior periods due to changes in product mix in certain segments.
In 2025, Sales increased 11% from 2024 primarily as a result of growth in the commercial aerospace, defense aerospace, and gas turbines markets, including engine spares, favorable product pricing, and cost pass through, partially offset by lower volumes in the commercial transportation market. Product price increases are in excess of material and inflationary cost pass through to our customers.
Income before income taxes increased 33% from 2024. Total Segment Adjusted EBITDA(1) increased 25% from 2024 primarily due to growth in the commercial aerospace, defense aerospace, and gas turbines markets, and favorable product pricing, partially offset by lower volumes in the commercial transportation market.
Management continued its focus on liquidity and cash flows as well as improving its operating performance through profitable revenue, efficient operations, and margin enhancement. Management has also continued its intensified focus on capital efficiency. Management’s focus and the related results enabled Howmet to end 2025 with a solid financial position.
The following financial information reflects certain key highlights of Howmet’s 2025 results:
•Sales of $8,252, an increase of 11% from 2024, driven by growth in the commercial aerospace, defense aerospace, and gas turbines markets, including engine spares, partially offset by lower volumes in the commercial transportation market;
•Net income of $1,508, an increase of 31%, or $3.71 per diluted share, an increase of 32%, from 2024;
•Income before income taxes of $1,840, an increase of $457, or 33%, from 2024;
•Total Segment Adjusted EBITDA(1) of $2,507, an increase of $498, or 25%, from 2024;
•Cash on hand and restricted cash at the end of the year of $743;
•Cash provided from operations of $1,884; cash used for financing activities of $1,269; and cash used for investing activities of $438;

•Repurchased the Company’s common stock of approximately 4.4 million shares under the Share Repurchase Program for approximately $700;
•Total debt of $3,050, a net decrease of $265 from 2024, reflecting the early redemption of the 5.900% Notes due February 2027 (the “2027 Notes”) of $625 and the early prepayment of its USD Term Loan Facility during various periods in 2025 of $140, partially offset by the November 2025 issuance of $500 aggregate principal amount of the 4.550% Notes due 2032 (the “2032 Notes”); and
•The Company’s common stock had a closing price of $205.02 per share as of December 31, 2025, an increase of $191.82 per share, or 1453%, since the Arconic Inc. Separation Transaction on April 1, 2020, compared to an increase of 177% for the S&P 500® Index and 178% for the S&P 500® Aerospace & Defense Index over the same period.
(1)See below in Results of Operations for the reconciliation of Total Segment Adjusted EBITDA to Income before income taxes.
In 2026, management projects sales to increase as we expect solid growth in the commercial aerospace, defense aerospace, and gas turbines markets, and the Company’s strong position in those markets is expected to continue, including engine spares. Earnings per share is expected to grow as management continues to focus on revenue growth and operational performance. Cash provided from operations is expected to increase for the full year in 2026 compared with 2025, resulting from a continued focus on operating performance. Capital expenditures are expected to remain elevated with additional investments in capacity expansions to support aerospace and gas turbines market growth and share gains. Governmental policies, laws and regulations, and other economic factors, including inflation, customer requirements, tariffs, and fluctuations in foreign currency exchange rates and interest rates, may affect future results of operations and cash flow.
Results of Operations
Earnings Summary
Sales. Sales for 2025 were $8,252 compared with $7,430 in 2024, an increase of $822, or 11%. The increase was primarily due to growth in the commercial aerospace, defense aerospace, and gas turbines markets, including engine spares, favorable product pricing, and cost pass through, partially offset by lower volumes in the commercial transportation market. Product price increases are in excess of material and inflationary cost pass through to our customers.
Sales for 2024 were $7,430 compared with $6,640 in 2023, an increase of $790, or 12%. The increase was primarily due to higher sales in the commercial aerospace, defense aerospace, and gas turbines markets, including engine spares, and favorable product pricing, partially offset by lower volumes in the commercial transportation market. Product price increases are in excess of inflationary cost pass through to our customers.
Cost of goods sold (“COGS”). COGS as a percentage of Sales was 65.8% in 2025 compared with 68.9% in 2024. The decrease was primarily due to higher volumes, favorable product pricing and productivity gains, partially offset by increased net headcount, primarily in the Engine Products segment, in support of expected revenue increases. The Company had no COGS net reimbursements in 2025 compared to total COGS net reimbursements of $18 in 2024 due to the final settlement of the insurance claim related to a mechanical failure that occurred in 2022 resulting in substantial heat and fire-related damage to equipment at the Forged Wheels’ cast house in Barberton, Ohio (the “Barberton Cast House Incident”) in the second quarter of 2024 and the final settlement of the insurance claim related to the fires that occurred in 2019 at a Fastening Systems plant in France (the “France Plant Fire”) in the fourth quarter of 2024.
COGS as a percentage of Sales was 68.9% in 2024 compared with 71.9% in 2023. The decrease was primarily due to higher volumes and favorable product pricing, partially offset by increased net headcount, primarily in the Engine Products segment, in support of expected revenue increases. The Company had total COGS net reimbursements of $18 in 2024 due to the final settlement of the Barberton Cast House Incident in the second quarter of 2024 and the final settlement of the insurance claim related to the France Plant Fire in the fourth quarter of 2024, compared to total COGS insurance claims reimbursements of $19 in 2023, partially offset by charges of $7 in 2023, related to the France Plant Fire and Barberton Cast House Incident. All cash related to the completed insurance claims for the Barberton Cast House Incident and the France Plant Fire were collected as of January 2025.
Selling, general administrative, and other expenses (“SG&A”). SG&A expenses were $370, or 4.5% of Sales, in 2025 compared with $347, or 4.7% of Sales, in 2024. The increase in SG&A of $23, or 7%, was primarily due to higher employment costs, other administrative expenses, and acquisition costs.
SG&A expenses were $347, or 4.7% of Sales, in 2024 compared with $333, or 5.0% of Sales, in 2023. The increase in SG&A of $14, or 4%, was primarily due to higher employment costs.

Research and development expenses (“R&D”). R&D expenses were $37 in 2025 compared with $33 in 2024. The increase of $4, or 12%, was primarily due to an increase in spending on technology projects related to the aerospace and gas turbines markets.
R&D expenses were $33 in 2024 compared with $36 in 2023. The decrease of $3, or 8%, was primarily due to the timing of spending on technology projects.
Provision for depreciation and amortization (“D&A”). The provision for D&A was $283 in 2025 compared with $277 in 2024. The increase of $6, or 2%, was primarily driven by higher depreciation from additional capital investments in capacity expansions within the Engine Products segment.
The provision for D&A was $277 in 2024 compared with $272 in 2023. The increase of $5, or 2%, was primarily driven by the disposal of unused assets in the Engine Products segment.
Restructuring and other charges. Restructuring and other charges were $84 in 2025 compared with $21 in 2024 and $23 in 2023.
Restructuring and other charges in 2025 consisted primarily of $89 charges for U.K. pension plan settlement accounting and a $3 charge for layoff costs partially offset by $5 in gains on the sales of assets at two small previously closed facilities.
Restructuring and other charges in 2024 consisted primarily of a $13 net loss on the sale of a small U.K. manufacturing facility in Engineered Structures and a $10 charge for layoff costs.
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
The Company has closed or sold some small manufacturing facilities and may, in the future, close or sell additional small facilities in order to consolidate operations, reduce fixed costs, and exit less profitable businesses.
See Note D to the Consolidated Financial Statements in Part II, Item 8 (Financial Statements and Supplementary Data) of this Form 10-K for additional detail.
Interest expense, net. Interest expense, net was $151 in 2025 compared with $182 in 2024. The decrease of $31, or 17%, was primarily due to the early redemption of the 2027 Notes and the early prepayments of its USD Term Loan Facility during various periods in 2025, partially offset by the November 2025 issuance of the 2032 Notes. Long-term debt, including long-term debt due within one year, has been reduced by $656 from December 31, 2023 to December 31, 2025. On an annual basis, the debt reduction and refinancing activities in 2025 will decrease Interest expense, net by approximately $22, excluding impacts of financing future acquisitions.
Interest expense, net was $182 in 2024 compared with $218 in 2023. The decrease of $36, or 17%, was primarily due to the early redemptions of the 6.875% Notes due May 2025 (the “2025 Notes”) during various periods in 2024, the early redemptions of the 5.125% Notes due October 2024 (the “2024 Notes”) during various periods during 2023 and 2024, and the early partial prepayment of its USD term loan, partially offset by the August 2024 issuance of $500 aggregate principal amount of the 4.850% Notes due October 2031 (the “2031 Notes”), net of the cross-currency swap that synthetically converted the 2031 Notes into a lower fixed-interest-rate Euro liability.
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
Loss on debt redemption was $15 in 2025 compared with $6 in 2024. The increase of $9, or 150%, was primarily due to the debt redemption premiums paid in the fourth quarter of 2025 on the early redemption of the 2027 Notes.
Loss on debt redemption was $6 in 2024 compared with $2 in 2023. The increase of $4, or 200%, was primarily due to the debt premiums paid on the early redemption of the 2025 Notes in the third quarter of 2024.
See Note Q to the Consolidated Financial Statements in Part II, Item 8 (Financial Statements and Supplementary Data) of this Form 10-K for additional detail related to the Company’s debt.

Other expense, net. Other expense, net was $40 in 2025 compared with $62 in 2024. The decrease in expense of $22 was primarily due to an increase of foreign currency translation gains, net of $16. Non-service related net periodic benefit costs related to defined benefit plans and other postretirement benefit plans is expected to remain relatively flat from 2025 to 2026.
Other expense, net was $62 in 2024 compared with $8 in 2023. The increase in expense of $54 was primarily due to the reversal in the second quarter ended June 30, 2023 of $25, net of legal fees of $1, of the $65 pre-tax charge taken in the third quarter of 2022 related to the Lehman Brothers International (Europe) (“LBIE”) legal proceeding as a result of the final settlement of such proceeding in June 2023, increases in foreign currency losses, net of $15, and an increase in the impact of deferred compensation arrangements of $5.
See Note F to the Consolidated Financial Statements in Part II, Item 8 (Financial Statements and Supplementary Data) of this Form 10-K for additional detail.
Income taxes. Howmet’s effective tax rate was 18.0% (provision on pre-tax income) in 2025 compared with the U.S. federal statutory rate of 21%. The effective tax rate differs from the U.S. federal statutory rate primarily due to a $38 benefit related to a U.S. deduction on Foreign Derived Intangible Income (“FDII”), a $23 benefit related to federal and state R&D credits and related impacts, an $18 excess benefit for stock compensation, a $17 benefit related to U.S. tax accounting method changes for the deduction of certain prior period transaction and other costs, a $16 benefit related to various other tax credits, an $8 benefit to release a valuation allowance related to U.S. foreign tax credits, and a $6 benefit to release a valuation allowance related to U.S. state tax losses and credits, partially offset by $24 of incremental state tax and foreign taxes on earnings also subject to U.S. federal income tax, $19 of U.S. tax on Global Intangible Low-Taxed Income (“GILTI”) and other foreign earnings, $14 of charges related to nondeductible expenses, a $10 charge related to the July 4, 2025 enactment of the One Big Beautiful Bill Act (“OBBB”), and an $8 net charge related to the expiration of the 2024 tax holiday in China which was reinstated for the 2025 year.
Howmet anticipates that the effective tax rate in 2026 will be between 20.5% and 21.5%. However, changes in the current economic environment, tax legislation or rate changes, currency fluctuations, ability to realize deferred tax assets, movements in stock price impacting tax benefits or deficiencies on stock-based payment awards, and the results of operations in certain taxing jurisdictions may cause this estimated rate to fluctuate.
Howmet’s effective tax rate was 16.5% (provision on pre-tax income) in 2024 compared with the U.S. federal statutory rate of 21%. The effective tax rate differs from the U.S. federal statutory rate primarily due to the completion of an R&D study which resulted in a $44 net benefit related to prior years of U.S. federal and state R&D credits and related impacts, a $15 net benefit related to current year U.S. federal and state R&D credits and related impacts, a $25 benefit related to a U.S. deduction on Foreign Derived Intangible Income, an $11 net benefit related to various other credits, a $10 excess benefit for stock compensation, a $6 benefit to release a valuation allowance related to U.S. state tax losses and credits, and a $4 benefit to release a valuation allowance related to U.S. foreign tax credits, partially offset by $12 of U.S. tax on GILTI and other foreign earnings, $15 of incremental state tax and foreign taxes on earnings also subject to U.S. federal income tax, $11 of charges related to nondeductible expenses, and $8 of net foreign tax cost related to foreign earnings subject to withholding tax and local tax in high tax rate jurisdictions. The Organization for Economic Cooperation and Development (“OECD”) released Pillar Two model rules in 2021 introducing a 15% global minimum tax under the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting. The Pillar Two directive, including various safe harbors, has been implemented through domestic legislation in multiple countries where the Company operates effective January 1, 2024 and has not had a material impact on the Company’s effective tax rate.
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
Net income. Net income was $1,508, or $3.71 per diluted share, for 2025 compared to $1,155, or $2.81 per diluted share, in 2024. The increase in results of $353, or 31%, was primarily due to growth in the commercial aerospace, defense aerospace, and gas turbines markets, including engine spares, favorable product pricing, a reduction in interest expense due to lower long-term debt levels, and an increase of foreign currency translation gains, partially offset by lower volumes in the commercial transportation market.

Net income was $1,155, or $2.81 per diluted share, for 2024 compared to $765, or $1.83 per diluted share, in 2023. The increase in results of $390, or 51%, was primarily due to higher volumes in the commercial aerospace, defense aerospace, and gas turbines markets, including engine spares, favorable product pricing, a reduction in interest expense due to lower long-term debt levels, and a lower tax rate due to the completion of an R&D study, partially offset by lower volumes in the commercial transportation market and net impacts of foreign currency.
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
Income before income taxes totaled $1,840 in 2025, $1,383 in 2024, and $975 in 2023. Segment Adjusted EBITDA for all reportable segments totaled $2,507 in 2025, $2,009 in 2024, and $1,587 in 2023. See below for the reconciliation of Total Segment Adjusted EBITDA to Income before income taxes.
The following information provides Sales, Segment Adjusted EBITDA, and Segment Adjusted EBITDA Margin for each reportable segment for each of the three years in the period ended December 31, 2025.
Engine Products

	2025	2024	2023
Third-party sales	$4,320	$3,735	$3,266
Segment Adjusted EBITDA	1,438	1,150	887
Segment Adjusted EBITDA Margin	33.3%	30.8%	27.2%
Engine Products produces investment castings, including airfoils, and seamless rolled rings primarily for aircraft engines (aerospace commercial and defense) and gas turbine applications. Engine Products produces rotating parts as well as structural parts, which are sold directly to customers. Generally, the sales and costs and expenses of this segment are transacted in the local currency of the respective operations, which are mostly the U.S. dollar, British pound, euro, and Japanese yen.
Third-party sales for the Engine Products segment increased $585, or 16%, in 2025 compared with 2024, primarily due to growth in the commercial aerospace, defense aerospace, and gas turbines markets, including engine spares growth.
Third-party sales for the Engine Products segment increased $469, or 14%, in 2024 compared with 2023, primarily due to growth in the commercial aerospace, defense aerospace, and gas turbines markets, including engine spares growth.
Segment Adjusted EBITDA for the Engine Products segment increased $288, or 25%, in 2025 compared with 2024, primarily due to growth in the commercial aerospace, defense aerospace, and gas turbines markets. The segment absorbed approximately 1,445 net headcount throughout the year in support of expected revenue increases, resulting in unfavorable near-term recruiting, training, and operational costs.
Segment Adjusted EBITDA for the Engine Products segment increased $263, or 30%, in 2024 compared with 2023, primarily due to growth in the commercial aerospace, defense aerospace, and gas turbines markets. The segment absorbed approximately 1,205 net headcount throughout the year in support of expected revenue increases, resulting in unfavorable near-term recruiting, training, and operational costs.
Segment Adjusted EBITDA Margin for the Engine Products segment increased approximately 250 basis points in 2025 compared with 2024, primarily due to growth in the commercial aerospace, defense aerospace, and gas turbines markets.
Segment Adjusted EBITDA Margin for the Engine Products segment increased approximately 360 basis points in 2024 compared with 2023, primarily due to growth in the commercial aerospace, defense aerospace, and gas turbines markets.

In 2026, as compared to 2025, demand in the commercial aerospace, defense aerospace, and gas turbines markets is expected to increase, including engine spares growth in commercial aerospace, defense aerospace and gas turbines. Governmental policies, laws and regulations, and other economic factors, including inflation, customer requirements, tariffs, and fluctuations in foreign currency exchange rates and interest rates, may affect future results of operations and cash flow. Capital expenditures are expected to remain elevated with additional investments in capacity expansions to support aerospace and gas turbines market growth and share gains. The timing, extent, application, and level of tariffs by various governments and our ability to recover tariffs are subject to changes and uncertainties.
Fastening Systems

	2025	2024	2023
Third-party sales	$1,745	$1,576	$1,349
Segment Adjusted EBITDA	530	406	278
Segment Adjusted EBITDA Margin	30.4%	25.8%	20.6%
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
Third-party sales for the Fastening Systems segment increased $169, or 11%, in 2025 compared with 2024, primarily due to growth in the commercial aerospace market, partially offset by lower volumes in the commercial transportation market.
Third-party sales for the Fastening Systems segment increased $227, or 17%, in 2024 compared with 2023, primarily due to growth in the commercial aerospace market, including wide body recovery.
Segment Adjusted EBITDA for the Fastening Systems segment increased $124, or 31%, in 2025 compared with 2024, primarily due to growth in the commercial aerospace market and productivity gains partially offset by lower volumes in the commercial transportation market.
Segment Adjusted EBITDA for the Fastening Systems segment increased $128, or 46%, in 2024 compared with 2023, primarily due to growth in the commercial aerospace market, productivity gains which included reduced net headcount of approximately 135, and impacts of foreign currency.
Segment Adjusted EBITDA Margin for the Fastening Systems segment increased approximately 460 basis points in 2025 compared with 2024, primarily due to growth in the commercial aerospace market and productivity gains, partially offset by lower volumes in the commercial transportation market.
Segment Adjusted EBITDA Margin for the Fastening Systems segment increased approximately 520 basis points in 2024 compared with 2023, primarily due to growth in the commercial aerospace market as well as productivity gains.
In 2026, as compared to 2025, demand in the commercial aerospace market is expected to increase. Demand in the commercial transportation market is expected to remain low with recovery beginning in the second half of 2026, given tariff-related, economic, and regulatory uncertainty in North America. Governmental policies, laws and regulations, and other economic factors, including inflation, customer requirements, tariffs, and fluctuations in foreign currency exchange rates and interest rates, may affect future results of operations and cash flow. The timing, extent, application, and level of tariffs by various governments and our ability to recover tariffs are subject to changes and uncertainties.
The Brunner acquisition will be included in the operations of the Fastening Systems segment after February 6, 2026. Upon completion of the announced Proposed CAM Acquisition, CAM operations are expected to be included in our Fastening Systems segment.
Engineered Structures

	2025	2024	2023
Third-party sales	$1,148	$1,065	$878
Segment Adjusted EBITDA	243	166	113
Segment Adjusted EBITDA Margin	21.2%	15.6%	12.9%
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
Third-party sales for the Engineered Structures segment increased $83, or 8%, in 2025 compared with 2024, primarily due to growth in the defense aerospace market. The Engineered Structures segment is focusing on the optimization of its manufacturing footprint and rationalization of product mix in order to maximize profitability.
Third-party sales for the Engineered Structures segment increased $187, or 21%, in 2024 compared with 2023, primarily due to growth in the commercial aerospace and defense aerospace markets.
Segment Adjusted EBITDA for the Engineered Structures segment increased $77, or 46%, in 2025 compared with 2024, primarily due to growth in the defense aerospace market. The Engineered Structures segment is focusing on the optimization of its manufacturing footprint and rationalization of product mix in order to maximize profitability.
Segment Adjusted EBITDA for the Engineered Structures segment increased $53, or 47%, in 2024 compared with 2023, primarily due to growth in the commercial aerospace and defense aerospace markets.
Segment Adjusted EBITDA Margin for the Engineered Structures segment increased approximately 560 basis points in 2025 compared with 2024, primarily due to growth in the defense aerospace market. The Engineered Structures segment is focusing on the optimization of its manufacturing footprint and rationalization of product mix in order to maximize profitability.
Segment Adjusted EBITDA Margin for the Engineered Structures segment increased approximately 270 basis points in 2024 compared with 2023, primarily due to growth in the commercial aerospace and defense aerospace markets.
In 2026, as compared to 2025, demand in the commercial aerospace market is expected to increase. Governmental policies, laws and regulations, and other economic factors, including inflation, customer requirements, tariffs, and fluctuations in foreign currency exchange rates and interest rates, may affect future results of operations and cash flow. The timing, extent, application, and level of tariffs by various governments and our ability to recover tariffs are subject to changes and uncertainties.
Forged Wheels

	2025	2024	2023
Third-party sales	$1,039	$1,054	$1,147
Segment Adjusted EBITDA	296	287	309
Segment Adjusted EBITDA Margin	28.5%	27.2%	26.9%
Forged Wheels produces forged aluminum wheels and related products globally for heavy-duty trucks, trailers, and buses. Forged Wheels’ products are sold directly to OEMs and through distributors. Generally, the sales and costs and expenses of this segment are transacted in the local currency of the respective operations, which are mostly the U.S. dollar and euro.
Third-party sales for the Forged Wheels segment decreased $15, or 1%, in 2025 compared with 2024, primarily due to lower volumes in the commercial transportation market, partially offset by an increase in aluminum cost pass through.
Third-party sales for the Forged Wheels segment decreased $93, or 8%, in 2024 compared with 2023, primarily due to lower volumes in the commercial transportation market as well as a decrease in aluminum and other inflationary cost pass through.
Segment Adjusted EBITDA for the Forged Wheels segment increased $9, or 3%, in 2025 compared with 2024, primarily due to cost reductions, including lower net headcount, in response to lower volumes in the commercial transportation market, as well as favorable foreign currency exchange rates.
Segment Adjusted EBITDA for the Forged Wheels segment decreased $22, or 7%, in 2024 compared with 2023, primarily due to lower volumes in the commercial transportation market. The segment reduced approximately 160 net headcount throughout the year as a result of lower production.
Segment Adjusted EBITDA Margin for the Forged Wheels segment increased approximately 130 basis points in 2025 compared with 2024, primarily due to cost reductions, including lower net headcount, in response to lower volumes in the commercial transportation market, as well as favorable foreign currency exchange rates, partially offset by higher aluminum cost pass through.
Segment Adjusted EBITDA Margin for the Forged Wheels segment increased approximately 30 basis points in 2024 compared with 2023, primarily due to lower aluminum and other inflationary cost pass through, partially offset by lower volumes in the commercial transportation market.

In 2026, as compared to 2025, demand in the commercial transportation markets served by Forged Wheels is expected to remain low with recovery beginning in the second half of 2026. Governmental policies, laws and regulations, and other economic factors, including inflation, customer requirements, tariffs, and fluctuations in foreign currency exchange rates and interest rates, may affect future results of operations and cash flow. The timing, extent, application, and level of tariffs by various governments and our ability to recover tariffs are subject to changes and uncertainties.
Reconciliation of Total Segment Adjusted EBITDA to Income before income taxes

	2025	2024	2023
Income before income taxes	$1,840	$1,383	$975
Loss on debt redemption	15	6	2
Interest expense, net	151	182	218
Other expense, net(1)	40	62	8
Operating income	$2,046	$1,633	$1,203
Segment provision for depreciation and amortization	277	270	262
Unallocated amounts:
Restructuring and other charges	84	21	23
Corporate expense(2)	100	85	99
Total Segment Adjusted EBITDA	$2,507	$2,009	$1,587
(1)See Note F to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
(2)Corporate expense includes selling, general administrative and other expenses, costs of corporate headquarters, plant fire reimbursements, acquisition costs, costs associated with closures, supply chain disruptions, and other items.
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
Corporate expense increased $15, or 18%, in 2025 compared with 2024, primarily due to a decrease in net plant fire reimbursements from the France Plant Fire and Barberton Cast House Incident of $18, partially offset by acquisition costs of $2.
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
As of December 31, 2025, cash and cash equivalents of Howmet were $742, of which $462 was held by Howmet’s non-U.S. subsidiaries. If the cash held by non-U.S. subsidiaries were to be repatriated to the U.S., the Company does not expect there to be material income tax consequences.
See “Planned Financing for the Proposed CAM Acquisition” below for information with respect to the proposed financing of the Proposed CAM Acquisition.

Operating Activities
Cash provided from operations in 2025 was $1,884 compared with $1,298 in 2024 and $901 in 2023.
The increase in cash provided from operations of $586, or 45%, between 2025 and 2024 was due to higher operating results of $409, lower working capital of $83, higher noncurrent liabilities of $96 including long-term deferred revenue, and lower pension contributions of $9, partially offset by higher noncurrent assets of $11. The components of the change in working capital included favorable changes in deferred revenue and other accrued expenses of $91, inventories of $56, taxes, including income taxes, of $8, and prepaid expenses and other current assets of $4, partially offset by receivables of $52, and accounts payable of $24.
The increase in cash provided from operations of $397, or 44%, between 2024 and 2023 was due to higher operating results of $361, lower working capital of $72, partially offset by higher pension contributions of $43. The components of the change in working capital included favorable changes in receivables of $107, inventories of $36, prepaid expenses and other current assets of $10, partially offset by accounts payable of $42, compensation related payments and other accrued expenses of $32 and taxes, including income taxes, of $7.
Financing Activities
Cash used for financing activities was $1,269 in 2025 compared with $1,026 in 2024 and $868 in 2023.
The use of cash in 2025 was primarily related to repayments on the aggregate outstanding principal amount of long-term debt of approximately $765, repurchases of common stock of $700, dividends paid to shareholders of $181, redemption of preferred stock of $55, taxes paid for net share settlement of equity awards of $46, premiums paid on the early redemption of debt of $15, and debt issuance costs for the 2032 Notes of $5, partially offset by proceeds from the 2032 Notes debt issuance of $500 and the exercise of employee stock options of $1. On an annual basis, the 2025 debt reduction and refinancing activities will decrease Interest expense, net by approximately $22.
The use of cash in 2024 was primarily related to the cost of the repayments on the aggregate outstanding principal amount of long-term debt and premiums paid of approximately $870, the repurchase of common stock of $500, dividends paid to shareholders of $109, taxes paid for net share settlement of equity awards of $49, and debt issuance costs for the 2031 Notes of $5, partially offset by proceeds from the 2031 Notes debt issuance of $500 and the exercise of employee stock options of $8.
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
On January 20, 2026, the Board of Directors of Howmet declared a dividend of $0.12 per share on its common stock to be paid on February 25, 2026 to holders of record as of the close of business on February 6, 2026. The declaration of future common stock dividends is subject to the discretion and approval of the Board of Directors after the Board’s consideration of all factors it deems relevant and subject to applicable law. The Company may modify, suspend, or cancel the declaration of dividends or any dividend policy in any manner and at any time that it may deem necessary or appropriate.
Credit Facilities
On February 9, 2026 , the Company entered into (i) the Third Amended and Restated Five-Year Revolving Credit Agreement (as so amended and restated, the “5-Year Revolving Credit Agreement”) by and among the Company, a syndicate of lenders and issuers named therein, Citibank, N.A., as administrative agent for the lenders and issuers, and JPMorgan Chase Bank, N.A., as syndication agent, which amended and restated the Company’s Second Amended and Restated Five-Year Revolving Credit Agreement (the "Second Amended 5-Year Revolving Credit Agreement"), dated as of July 27, 2023, and (ii) the 364-Day Revolving Credit Agreement (the “364-Day Revolving Credit Agreement”) by and among the Company, a syndicate of lenders named therein, Citibank, N.A., as administrative agent for the lenders and issuers, and JPMorgan Chase Bank, N.A., as syndication agent. The 364-Day Revolving Credit Agreement and the 5-Year Revolving Credit Agreement are jointly referred to as the “Revolving Credit Agreements” and are each individually referred to as a “Revolving Credit Agreement.”
The 5-Year Revolving Credit Agreement provides a $1,000 million senior unsecured revolving credit facility (the “5-Year Revolving Credit Facility”) that matures on February 9, 2031, unless extended or earlier terminated in accordance with the provisions of the 5-Year Revolving Credit Agreement. The Company may make two one-year extension requests during the term of the 5-Year Revolving Credit Facility, with any extension being subject to the lender consent requirements set forth in the 5-Year Revolving Credit Agreement. Subject to the terms and conditions of the 5-Year Revolving Credit Agreement, the

Company may from time to time request increases in commitments under the 5-Year Revolving Credit Facility, not to exceed $500 million in aggregate principal amount, and may also request the issuance of letters of credit, subject to a letter of credit sublimit of $500 million of the 5-Year Revolving Credit Facility. Under the provisions of the 5-Year Revolving Credit Agreement, based on Howmet’s current long-term debt ratings, Howmet pays an annual fee of 0.090% of the total commitment to maintain the 5-Year Revolving Credit Facility and an annual fee of 0.070% of the total commitment to maintain the 364-Day Revolving Credit Facility. The 364-Day Revolving Credit Agreement provides a $600 million senior unsecured revolving credit facility (the “364-Day Revolving Credit Facility” and, together with the 5-Year Revolving Credit Facility, the “Revolving Credit Facilities” and each, individually, a “Revolving Credit Facility”) that matures on February 8, 2027, unless extended or earlier terminated in accordance with the provisions of the 364-Day Revolving Credit Agreement.
The 5-Year Revolving Credit Facility is unsecured and amounts payable under it will rank pari passu with all other unsecured, unsubordinated indebtedness of the Company. Borrowings under the 5-Year Revolving Credit Facility may be denominated in U.S. dollars or euros. Loans will bear interest at a base rate or, in the case of U.S. dollar-denominated loans, a rate equal to the Term Secured Overnight Financing Rate (“SOFR”) plus adjustment or, in the case of euro-denominated loans, the Euro inter-bank offered rate (“EURIBOR”), plus, in each case, an applicable margin based on the credit ratings of the Company’s outstanding senior unsecured long-term debt. Based on Howmet’s current long-term debt ratings, there would be no applicable margin on base rate loans and the applicable margin on Term SOFR loans and EURIBOR loans would be 0.910% per annum. The applicable margin is subject to change based on the Company’s long-term debt ratings. Loans may be prepaid without premium or penalty, subject to customary breakage costs.
The 364-Day Revolving Credit Facility is unsecured and amounts payable under it will rank pari passu with all other unsecured, unsubordinated indebtedness of the Company. Borrowings under the 364-Day Revolving Credit Facility may be denominated in U.S. dollars or euros. Loans will bear interest at a base rate or, SOFR or the EURIBOR plus, in each case, an applicable margin based on the credit ratings of the Company’s outstanding senior unsecured long-term debt. Based on the Company’s current long-term debt ratings, there would be no applicable margin on base rate loans and the applicable margin on Term SOFR loans and EURIBOR loans would be 0.930% per annum. The applicable margin is subject to change based on the Company’s long-term debt ratings. Loans may be prepaid without premium or penalty, subject to customary breakage costs.
The obligation of the Company to pay amounts outstanding under the Revolving Credit Facilities may be accelerated upon the occurrence of an “Event of Default” as defined in the applicable Revolving Credit Agreement. Such Events of Default include, among others, (a) non-payment of obligations; (b) breach of any representation or warranty in any material respect; (c) non-performance of covenants and obligations; (d) with respect to other indebtedness in a principal amount in excess of $100 million, a default thereunder that causes such indebtedness to become due prior to its stated maturity or a default in the payment at maturity of any principal of such indebtedness; (e) the bankruptcy or insolvency of Howmet; and (f) a change in control of the Company.
The Revolving Credit Agreements contain covenants, including, among others, (a) limitations on the Company’s ability to incur liens securing indebtedness for borrowed money; (b) limitations on the Company’s ability to consummate a consolidation, merger or sale of all or substantially all of its assets; (c) limitations on the Company’s ability to change the nature of its business; and (d) a limitation requiring the ratio of Consolidated Net Debt to Consolidated EBITDA (each as defined in the Revolving Credit Agreements, as applicable) as of the end of each fiscal quarter for the period of the four fiscal quarters most recently ended, to be less than or equal to 3.75 to 1.00, which may be increased to 4.25 to 1.00, at Howmet’s option, upon the occurrence of a material acquisition for the four consecutive fiscal quarters following the consummation thereof.
For more information about the Company’s Second Amended 5-Year Revolving Credit Agreement as in effect as of December 31, 2025 and 2024, see Note Q to the Consolidated Financial Statements in Part II, Item 8 (Financial Statements and Supplementary Data) of this Form 10-K for reference. There were no amounts outstanding under the Credit Agreement as of December 31, 2025 or December 31, 2024, and no amounts were borrowed during 2025 or 2024 under the Credit Agreement.
Term Loan Facility
On November 22, 2023, the Company entered into a Japanese Yen Term Loan Agreement, due 2026 (the “JPY Term Loan Agreement”). For more information about the JPY Term Loan Agreement, see Note Q to the Consolidated Financial Statements in Part II, Item 8 (Financial Statements and Supplementary Data) of this Form 10-K for reference).
Commercial Paper, Shelf Registration Statement, Debt and Equity Securities
The Company has a commercial paper program under which the Company may issue unsecured commercial paper from time to time up to a maximum aggregate face amount of $1,000. The Company’s commercial paper will be sold on customary terms in the U.S. commercial paper market on a private placement basis. The proceeds of the commercial paper will be used for general corporate purposes, which may include, as described below, for financing the Proposed CAM Acquisition. In conjunction with the commercial paper program, the Company was assigned short-term credit ratings by Moody’s Investors Service, Inc., S&P Global Ratings, and Fitch Ratings, Inc.

The Company has an effective shelf registration statement on Form S-3, filed with the SEC, which allows for offerings of debt securities from time to time. The Company may opportunistically issue new debt securities in accordance with securities laws or utilize commercial paper in order to, but not limited to, refinance existing indebtedness and, as described below, to finance the Proposed CAM Acquisition. The Company continues to evaluate whether, when, and to what extent it may access capital markets, including any plans to refinance the JPY Term Loan Facility due November 2026. Our ability to refinance our indebtedness or enter into alternative financings in adequate amounts on commercially reasonable terms, or terms acceptable to us, may be affected by circumstances and economic events outside of our control. In the event that a refinancing does not occur before the November 2026 maturity date of the JPY Term Loan Facility, the Company believes that its projected cash from operations, cash on hand and availability under the Revolving Credit Facilities and its commercial paper program will enable the Company to repay the JPY Term Loan Facility.
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
Ratings
The Company’s costs of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short-term and long-term debt ratings assigned to the Company by the major credit rating agencies. The Company believes that its cash on hand, cash provided from operations and availability of its Revolving Credit Facilities, its commercial paper program, and its accounts receivables securitization program will continue to be sufficient to fund our operating and capital allocation activities.
The three major credit rating agencies have rated Howmet’s debt with investment grade ratings. The Company’s most recent short-term and long-term credit ratings, as well as the current outlook from the three major credit rating agencies are as follows:

	Short-Term	Long-Term	Outlook
S&P Global Ratings (“S&P”)	A-2	BBB+	Stable
Moody’s Investors Service (“Moody’s”)	P-2	Baa1	Stable
Fitch Investors Service (“Fitch”)	F1	BBB+	Stable
On September 8, 2025, S&P upgraded Howmet’s long-term debt rating from BBB to BBB+, and affirmed the current short-term debt rating and outlook at A-2 and stable, respectively, citing strong demand for commercial aerospace components, margin gains, and debt reduction.
On March 31, 2025, Fitch upgraded Howmet’s short-term debt rating from F2 to F1 and long-term debt rating from BBB to BBB+, and updated the current outlook from positive to stable, citing deleveraging actions, conservative capital allocation, and strong free cash flow generation.
On August 6, 2024, Moody’s upgraded Howmet’s short-term debt rating from P-3 to P-2, further upgraded Howmet’s long-term debt rating two notches from Baa3 to Baa1 citing demand in the markets served by Howmet along with the Company’s improved financial leverage, and updated the current outlook from positive to stable.
Planned Financing for the Proposed CAM Acquisition
The Company intends to finance the Proposed CAM Acquisition through utilizing a variety of financing sources, which may include borrowing under its commercial paper program or debt facilities, the issuance of debt securities and cash on hand. The foregoing financing plans are subject to market and other conditions, and no assurance can be given that the Company will obtain the intended financing for the Proposed CAM Acquisition on commercially reasonable terms, or terms acceptable to us.
Investing Activities
Cash used for investing activities was $438, $316, and $215 in 2025, 2024, and 2023, respectively.
The use of cash in 2025 was capital expenditures of $453 primarily related to Engine Products capacity expansion, various automation projects, and sustaining and return seeking capital projects across all segments, and additions to investments of $9, partially offset by proceeds from the sale of assets and investments of $24.

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
The use of cash in 2023 was capital expenditures of $219 primarily related to various automation projects, information technology upgrades, and sustaining and return seeking capital projects across all segments, partially offset by proceeds from the sale of assets and investments of $4
Contractual Obligations and Off-Balance Sheet Arrangements
Contractual Obligations
Howmet is required to make future payments under various contracts, including long-term purchase obligations, financing arrangements, and lease agreements. Howmet also has commitments to fund its pension plans, provide payments for other postretirement benefit plans, and fund capital projects.
In order to better understand Howmet’s outstanding contractual obligations, the table below represents a summary of these commitments as of December 31, 2025 (these contractual obligations are grouped in the same manner as they are classified in the Statement of Consolidated Cash Flows in order to provide a better understanding of the nature of the obligations, timing of cash payment, and to provide a basis for comparison to historical information):

	Total	2026	2027-2028	2029-2030	Thereafter
Operating activities:
Raw material purchase obligations	$249	$129	$80	$40	$—
Purchase and other payment obligations	28	25	3	—	—
Operating leases	196	52	71	33	40
Interest related to total debt	1,062	141	264	203	454
Pension contributions	323	60	140	123	—
Other postretirement benefit payments	40	5	9	8	18
Layoff and other restructuring payments	1	1	—	—	—
Uncertain tax positions	9	—	—	—	9
Financing activities:
Debt repayments	3,066	191	300	700	1,875
Dividends to shareholders	48	48	—	—	—
Investing activities:
Capital projects	333	214	119	—	—
Totals	$5,355	$866	$986	$1,107	$2,396
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

Deferred revenue arrangements require Howmet to deliver product to certain customers over a specified contract period, which is expected to be within one and five years. While these obligations are not expected to result in cash payments and are not included in the table above, they represent contractual obligations for which the Company would be obligated if the specified product deliveries could not be made. In certain circumstances, Howmet receives payments from its customers, primarily in the gas turbines and commercial aerospace markets, for product to be delivered in future periods and for funding future growth in volumes. This deferred revenue is recorded on the Consolidated Balance Sheet until the product is delivered and title and risk of loss have passed to the customer in accordance with the terms of the contract. Total deferred revenue was $253 as of December 31, 2025 ($147 in Deferred revenue and $106 in Other noncurrent liabilities).
Interest related to total debt with maturities that extend to 2042, including cross-currency and interest rate swaps, is based on fixed rates as of December 31, 2025.
Estimated minimum required pension funding and other postretirement benefit payments are based on actuarial estimates using current assumptions for discount rates, long-term rate of return on plan assets, and health care cost trend rates, among others. It is Howmet’s policy to fund amounts for pension plans sufficient to meet the minimum requirements set forth in the benefits laws and tax laws of the applicable country. Periodically, Howmet contributes additional amounts as deemed appropriate. Howmet has determined that it is not practicable to present pension funding and other postretirement benefit payments beyond 2030 and 2035, respectively.
Layoff and other restructuring payments relate primarily to severance costs.
Uncertain tax positions taken or expected to be taken on an income tax return may result in additional payments to tax authorities. The amounts in the preceding table include interest and penalties accrued related to such positions as of December 31, 2025. Amounts for uncertain tax positions in which the timing of future potential payments are not reasonably estimable are included in the “Thereafter” column. If a tax authority agrees with the tax position taken or expected to be taken or the applicable statute of limitations expires, then additional payments will not be necessary. Tax assessments received may also result in payments to be made in order to preserve our right to appeal any tax positions challenged by tax authorities for which we have concluded that we are more likely than not to prevail. See Note U to the Consolidated Financial Statements in Part II, Item 8 (Financial Statements and Supplementary Data) of this Form 10-K for further discussion on tax payments made.
Contingencies such as ongoing legal proceedings and environmental matters may also result in additional cash payments. The timing of these payments, if necessary, depends on several factors, including the timing of litigation and settlements of liability claims. Accordingly, such amounts have not been included in the preceding table. Amounts for settled legal proceedings and other such payables are included within Purchase and other payment obligations in the preceding table. See Note U to the Consolidated Financial Statements in Part II, Item 8 (Financial Statements and Supplementary Data) of this Form 10-K for further discussion.
Obligations for Financing Activities
Howmet has historically paid quarterly dividends on its preferred and common stock. The Company paid an aggregate of $181 in common stock and preferred stock dividends to shareholders during 2025. Because all dividends are subject to approval by Howmet’s Board of Directors, amounts are not included in the preceding table unless such authorization has occurred. On December 17, 2025, Howmet redeemed (the “Redemption”) all 546,024 of the outstanding shares of Class A preferred stock at a redemption price of $100 per share plus dividends which had accrued and not been paid or declared. As of December 31, 2025, there were 401,620,565 shares of outstanding common stock and no shares of outstanding Class A preferred stock. In 2025, the preferred stock dividend was $2.81 per share plus accrued but not paid dividend of $0.8125 per share that was paid in connection with the Redemption. A dividend of $0.44 per share on the Company’s common stock was paid in 2025 ($0.10 per share in each of the first and second quarters of 2024 and $0.12 in the third and fourth quarters of 2025). Fully diluted shares outstanding as of December 31, 2025 were 404 million.
The Company has a share repurchase program (the “Share Repurchase Program”) that, after giving effect to the additional $150 share repurchases made in January and February 2026 at an average price per share of $215.28, retiring approximately 0.7 million shares, has approximately $1,347 in Board authorization remaining available as of February 6, 2026. The current Share Repurchase Program was authorized by the Company’s Board of Directors on August 18, 2021 at $1,500, which was increased by the Board by $2,000 on July 30, 2024 to a total authorization of $3,500. There is no stated expiration for the Share Repurchase Program. Accordingly, amounts have not been included in the preceding table. See “Liquidity and Capital Resources” for additional information.

Obligations for Investing Activities
Capital projects in the preceding table only include amounts approved by management as of December 31, 2025. Funding levels may vary in future years based on the anticipated construction schedules of the projects. It is expected that significant expansion projects will be funded through various sources, including cash provided from operations and grants. Total capital expenditures are anticipated to be approximately 5% of sales in 2026 and include capital expenditures related to capacity expansions for aerospace and gas turbines.
Off-Balance Sheet Arrangements
As of December 31, 2025, Howmet had outstanding bank guarantees related to customs duties, plant expansion, rental, and environmental obligations. The total amount committed under these guarantees, which expire at various dates between 2026 and 2028, was $4 as of December 31, 2025.
Pursuant to the Separation and Distribution Agreement, dated as of October 31, 2016, between Howmet and Alcoa Corporation, Howmet was required to provide certain guarantees for Alcoa Corporation, which were included in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet. The remaining guarantee, which had a fair value of $5 and $6 as of December 31, 2025 and 2024, respectively, relates to a long-term energy supply agreement that expires in 2047 at an Alcoa Corporation facility, for which the Company is secondarily liable in the event of a payment default by Alcoa Corporation. If the Company incurs any liability under this guarantee, Arconic Corporation is obligated to indemnify the Company for 50% of such liability. The Company currently views the risk of an Alcoa Corporation payment default on its obligations under the contract to be remote. The Company is required to provide a guarantee up to an estimated present value amount of approximately $1,141 and $1,121 as of December 31, 2025 and 2024, respectively, in the event of an Alcoa Corporation default. In the fourth quarter of 2025, 2024, and 2023, a surety bond with a limit of $80 relating to this guarantee was obtained by Alcoa Corporation to protect Howmet's obligation. This surety bond is expected to be renewed on an annual basis by Alcoa Corporation.
The Company has outstanding letters of credit, primarily related to workers’ compensation, environmental obligations, tax matters, and insurance obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates, primarily in 2026, was $76 as of December 31, 2025.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to retain letters of credit of $43 (which are included in the $76 in the above paragraph) that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims that occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation and letters of credit fees paid by the Company are proportionally billed to, and are reimbursed by, Arconic Corporation and Alcoa Corporation, respectively. Also, the Company was required to provide letters of credit for certain Arconic Corporation and Alcoa Corporation environmental obligations and, as a result, the Company has $9 of outstanding letters of credit relating to such liabilities (which are also included in the $76 in the above paragraph). Arconic Corporation and Alcoa Corporation are being billed for these letter of credit fees paid by the Company and will reimburse the Company for any payments made under these letters of credit.
The Company has outstanding surety bonds primarily related to customs duties, workers’ compensation, environmental-related matters, and contract performance. The total amount committed under these annual surety bonds, which automatically renew or expire at various dates, in 2026 and 2027, was $44 as of December 31, 2025.
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
Goodwill. Howmet reviews goodwill for impairment annually (in the fourth quarter) or more frequently if indicators of impairment exist or if a decision is made to sell or realign a business. The Company has the option to assess impairment through qualitative assessment, which includes factors such as general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flow, or a trend of negative or declining cash flows over multiple periods, among others. Howmet can also assess goodwill impairment through a quantitative analysis, using a discounted cash flow (“DCF”) model to estimate a reporting unit’s fair value. Assumptions and estimates utilized in the DCF model include weighted average cost of capital (“WACC”) rates, revenue, future profitability, working capital, cash flows, and a number of other items. For more information on these matters, see Note A to the Consolidated Financial Statements of this Form 10-K.
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
Pension and Other Postretirement Benefits. Liabilities and expenses for pension benefits are determined using actuarial methodologies and incorporate significant assumptions, including the discount rate, the expected long-term rate of return on plan assets (“EROA”), and several assumptions relating to the employee workforce (rates of retirement, termination, and mortality by age). Liabilities and expenses for other postretirement benefits are determined using similar actuarial methodologies and assumptions, including discount rate and several assumptions relating to the employee workforce (rates of retirement, mortality by age, and health care cost trend rates). The pension and other postretirement benefits obligation was $1,413 and $1,556, with a funded status of $(588) and $(670) as of December 31, 2025 and 2024, respectively. The total benefit obligation reduction of $143 was primarily driven by the settlement of U.K. pension plan obligations and benefit payments, partially offset by interest costs. The improvement in the funded status of $82 was primarily driven by actual asset return exceeding the expected rate of return assumption and plan contributions. Excluding settlements and curtailments, net periodic benefit cost of pension and other postretirement benefits is expected to be approximately $35 in 2026 compared to $29 and $33 in 2025 and 2024, respectively.
Employer contributions for pension benefits were $70 and $79 for the years ended December 31, 2025 and 2024, respectively. Benefits paid for other postretirement benefits were $10 and $11 for the years ended December 31, 2025 and 2024, respectively. Total pension contributions and other postretirement benefits paid decreased by $10, or 11%, in 2025 compared to 2024 primarily driven by fewer discretionary contributions. Cash pension contributions in 2026 are expected to be approximately $60. Howmet’s estimated funded status under the Employee Retirement Income Security Act was approximately 63% as of January 1, 2025.
The U.S. discount rate is determined using a Company-specific yield curve model (above-median) developed with the assistance of an external actuary, while both the U.K. and Canada utilize models developed by the respective actuary. The cash flows of the plans’ projected benefit obligations are discounted using a single equivalent rate derived from yields on high quality corporate bonds, which represent a broad diversification of issuers in various sectors, including finance and banking, industrials, transportation, and utilities, among others. The yield curve models parallel the plans’ projected cash flows, which have a global average duration of 9 years. The underlying cash flows of the bonds included in the models exceed the cash flows needed to satisfy the Company’s plans’ obligations multiple times. In 2025, 2024, and 2023, the discount rate used to determine benefit obligations for pension and other postretirement benefit plans was 5.30%, 5.60%, and 5.10%, respectively. The impact on the liabilities of a change in the discount rate of 1/4 of 1% would be approximately $32 and either a charge or credit of less than $1 to earnings in the following year.

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
Management used 7.00% for 2025 and 6.70% for both 2024 and 2023 as its weighted-average global expected long-term rate of return on plan assets, which was based on the prevailing and planned strategic asset allocations, as well as estimates of future returns by asset class for each plan. These rates were within the respective range of the 20-year moving average of actual performance and the expected future return developed by asset class for each plan. For 2026, management anticipates that the expected long-term rate of return for global plan assets will remain at approximately 7%. A change in the assumption for the expected long-term rate of return on plan assets of 1/4 of 1% would impact earnings by approximately $2 for 2026.
Mortality rate assumptions are based on mortality tables and future improvement scales published by third parties, such as the Society of Actuaries, and consider other available information including historical data as well as studies and publications from reputable sources.
In 2025, net income of $80 (after-tax) was recorded in other comprehensive loss, primarily due to the recognition of actuarial losses driven by the settlement of the U.K. pension plan’s obligations and plan asset returns that were higher than expected, partially offset by the decrease in the discount rate. In 2024, net income of $17 (after-tax) was recorded in other comprehensive loss, primarily due to the increase in the discount rate, partially offset by plan asset returns that were less than expected. In 2023, net loss of $36 (after-tax) was recorded in other comprehensive loss, primarily due to the decrease in the discount rate. For more information on these matters, see Note G to the Consolidated Financial Statements of this Form 10-K.
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
Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the statute of limitations has expired or the appropriate taxing authority has completed its examination even though the statute of limitations remains open. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.

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
Based on the assessment, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025, based on criteria in Internal Control—Integrated Framework (2013) issued by the COSO.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

/s/ John C. Plant
John C. Plant Executive Chairman and Chief Executive Officer

/s/ Patrick Winterlich
Patrick Winterlich Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Howmet Aerospace Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Howmet Aerospace Inc. and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of operations, of comprehensive income, of changes in equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Valuation of Certain U.S Defined Benefit Pension Plan Obligations
As described in Note G of the consolidated financial statements, the Company's pension plan benefit obligation as of December 31, 2025 was $1,371 million, of which $1,346 million related to U.S. pension plans. The Company’s pension plan benefit obligations are determined using actuarial methodologies and incorporate significant assumptions, including the discount rate and several assumptions relating to the employee workforce (rates of retirement, termination, and mortality by age).
The principal considerations for our determination that performing procedures relating to the valuation of the U.S. pension plan benefit obligations is a critical audit matter are (i) the significant judgment by management when developing the estimate of the U.S. pension plan benefit obligations; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to the discount rate and mortality by age; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s valuation of pension plan benefit obligations, including controls over the valuation of the U.S. pension plan benefit obligations. These procedures also included, among others (i) testing management’s process for developing the estimate of the U.S. pension plan benefit obligations; (ii) evaluating the appropriateness of the actuarial methodology used by management; (iii) testing the completeness and accuracy of the underlying data used in the actuarial methodology; and (iv) evaluating the reasonableness of the significant assumptions used by management related to the discount rate and mortality by age. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the actuarial methodology and (ii) the reasonableness of the discount rate and mortality by age assumptions.
/s/ PricewaterhouseCoopers LLP
Pittsburgh, Pennsylvania
February 12, 2026
We have served as the Company’s auditor since 1950.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Operations
(in millions, except per-share amounts)

For the year ended December 31,	2025	2024	2023
Sales (C)	$8,252	$7,430	$6,640
Cost of goods sold (exclusive of expenses below)	5,432	5,119	4,773
Selling, general administrative, and other expenses	370	347	333
Research and development expenses	37	33	36
Provision for depreciation and amortization	283	277	272
Restructuring and other charges (D)	84	21	23
Operating income	2,046	1,633	1,203
Loss on debt redemption (Q)	15	6	2
Interest expense, net (E)	151	182	218
Other expense, net (F)	40	62	8
Income before income taxes	1,840	1,383	975
Provision for income taxes (H)	332	228	210
Net income	$1,508	$1,155	$765

Amounts Attributable to Howmet Aerospace Inc. Common Shareholders (J):
Net income	$1,506	$1,153	$763
Earnings per share:
Basic	$3.73	$2.83	$1.85
Diluted	$3.71	$2.81	$1.83
Average Shares Outstanding (I):
Basic	404	408	412
Diluted	406	410	416
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Comprehensive Income
(in millions)

For the year ended December 31,	2025	2024	2023
Net income	$1,508	$1,155	$765
Other comprehensive income (loss), net of tax (K):
Change in unrecognized net actuarial loss and prior service cost (benefit) related to pension and other postretirement benefits	80	17	(36)
Foreign currency translation adjustments	155	(71)	57
Net change in unrecognized (losses) gains on cash flow hedges	(30)	6	(10)
Total Other comprehensive income (loss), net of tax	205	(48)	11
Comprehensive income	$1,713	$1,107	$776
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Consolidated Balance Sheet
(in millions)

December 31,	2025	2024
Assets
Current assets:
Cash and cash equivalents	$742	$564
Receivables from customers, less allowances of $— in both 2025 and 2024 (L)	779	689
Other receivables (L)	17	20
Inventories (M)	1,849	1,840
Prepaid expenses and other current assets	392	249
Total current assets	3,779	3,362
Properties, plants, and equipment, net (N)	2,593	2,386
Goodwill (O)	4,022	4,010
Deferred income taxes (H)	40	35
Intangibles, net (O)	457	475
Other noncurrent assets (P)	288	251
Total assets	$11,179	$10,519
Liabilities
Current liabilities:
Accounts payable, trade	$845	$948
Accrued compensation and retirement costs	343	305
Taxes, including income taxes	77	60
Accrued interest payable	47	59
Deferred revenue	147	60
Other current liabilities (P)	121	111
Long-term debt due within one year (Q and R)	191	6
Total current liabilities	1,771	1,549
Long-term debt, less amount due within one year (Q and R)	2,859	3,309
Accrued pension benefits (G)	546	625
Accrued other postretirement benefits (G)	38	54
Other noncurrent liabilities and deferred credits (P)	612	428
Total liabilities	5,826	5,965
Contingencies and commitments (U)
Equity
Howmet Aerospace Inc. shareholders’ equity:
Preferred stock (I)	—	55
Common stock (I)	402	405
Additional capital (I)	2,531	3,206
Retained earnings	4,093	2,766
Accumulated other comprehensive loss (K)	(1,673)	(1,878)
Total equity	5,353	4,554
Total liabilities and equity	$11,179	$10,519
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Cash Flows
(in millions)

For the year ended December 31,	2025	2024	2023
Operating activities
Net income	$1,508	$1,155	$765
Adjustments to reconcile net income to cash provided from operations:
Depreciation and amortization	283	277	272
Deferred income taxes	17	55	108
Restructuring and other charges	84	21	23
Net realized and unrealized losses	22	25	22
Net periodic pension cost (G)	42	40	37
Stock-based compensation	73	63	50
Loss on debt redemption (Q)	15	6	2
Other	8	1	3
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
Increase in receivables (L)	(109)	(57)	(164)
Increase in inventories	(50)	(106)	(142)
Increase in prepaid expenses and other current assets	(10)	(14)	(24)
Decrease in accounts payable, trade	(73)	(49)	(7)
Increase in accrued expenses	96	5	37
Decrease in taxes, including income taxes	(6)	(14)	(7)
Pension contributions	(70)	(79)	(36)
Increase in noncurrent assets	(14)	(3)	(4)
Increase (decrease) in noncurrent liabilities	68	(28)	(34)
Cash provided from operations	1,884	1,298	901
Financing Activities
Additions to debt (Q)	500	500	400
Repurchases and payments on debt (Q)	(765)	(865)	(876)
Debt issuance costs (Q)	(5)	(5)	(2)
Premiums paid on early redemption of debt (Q)	(15)	(5)	(1)
Repurchases of common stock (I)	(700)	(500)	(250)
Proceeds from exercise of employee stock options	1	8	11
Dividends paid to shareholders (I)	(181)	(109)	(73)
Taxes paid for net share settlement of equity awards	(46)	(49)	(77)
Redemption of preferred stock	(55)	—	—
Other	(3)	(1)	—
Cash used for financing activities	(1,269)	(1,026)	(868)
Investing Activities
Capital expenditures (C and S)	(453)	(321)	(219)
Acquisitions, net of cash acquired	—	(5)	—
Proceeds from the sale of assets and businesses (D)	9	9	2
Additions to investments	(9)	—	—
Sale of investments	15	—	2
Other	—	1	—
Cash used for investing activities	(438)	(316)	(215)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	(1)	—
Net change in cash, cash equivalents and restricted cash	178	(45)	(182)
Cash, cash equivalents and restricted cash at beginning of year	565	610	792
Cash, cash equivalents and restricted cash at end of year	$743	$565	$610
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity
(in millions, except per-share amounts)

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total equity
Balance at December 31, 2022	$55	$412	$3,947	$1,028	$(1,841)	$3,601
Net income	—	—	—	765	—	765
Other comprehensive income (K)	—	—	—	—	11	11
Cash dividends declared:
Preferred–Class A @ $3.75 per share	—	—	—	(2)	—	(2)
Common @ $0.17 per share	—	—	—	(71)	—	(71)
Repurchase and retirement of common stock (I)	—	(5)	(246)	—	—	(251)
Stock-based compensation (I)	—	—	50	—	—	50
Common stock issued: compensation plans (I)	—	3	(69)	—	—	(66)
Balance at December 31, 2023	$55	$410	$3,682	$1,720	$(1,830)	$4,037
Net income	—	—	—	1,155	—	1,155
Other comprehensive loss (K)	—	—	—	—	(48)	(48)
Cash dividends declared:
Preferred–Class A @ $3.75 per share	—	—	—	(2)	—	(2)
Common @ $0.26 per share	—	—	—	(107)	—	(107)
Repurchase and retirement of common stock (I)	—	(6)	(498)	—	—	(504)
Stock-based compensation (I)	—	—	63	—	—	63
Common stock issued: compensation plans (I)	—	1	(41)	—	—	(40)
Balance at December 31, 2024	$55	$405	$3,206	$2,766	$(1,878)	$4,554
Net income	—	—	—	1,508	—	1,508
Other comprehensive income (K)	—	—	—	—	205	205
Cash dividends declared:
Preferred–Class A @ $2.81 per share (I)	—	—	—	(2)	—	(2)
Common @ $0.44 per share	—	—	—	(179)	—	(179)
Repurchase and retirement of common stock (I)	—	(4)	(702)	—	—	(706)
Redemption of preferred stock (I)	(55)	—	—	—	—	(55)
Stock-based compensation (I)	—	—	73	—	—	73
Common stock issued: compensation plans (I)	—	1	(46)	—	—	(45)
Balance at December 31, 2025	$—	$402	$2,531	$4,093	$(1,673)	$5,353
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
The Company derived approximately 70%, 68%, and 64% of its revenue from products sold to the commercial and defense aerospace markets for the years ended December 31, 2025, 2024, and 2023, respectively. The timing and level of future aircraft builds by original equipment manufacturers are subject to changes and uncertainties, which may cause our future results to differ from prior periods due to changes in product mix in certain segments.
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
Inventory Valuation. Inventories are carried at the lower of cost or net realizable value with the cost of inventories determined under a combination of the first-in, first-out (“FIFO”), last-in, first-out (“LIFO”) and average-cost methods. LIFO is used for inventory valuation for certain of the U.S. locations in the Engine Products, Engineered Structures, and Forged Wheels segments. See Note M for further details.
Properties, Plants, and Equipment. Properties, plants, and equipment are recorded at cost. Depreciation is recorded principally on the straight-line method at rates based on the estimated useful lives of the assets.
The following table details the weighted-average useful lives of structures and machinery and equipment by reporting segment (numbers in years):

	Structures	Machinery and equipment
Engine Products	29	16
Fastening Systems	27	17
Engineered Structures	29	20
Forged Wheels	27	18
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
Howmet determines annually, based on facts and circumstances, which of its reporting units will be subject to a qualitative assessment. Under the qualitative assessment, various events and circumstances (similar to the impairment indicators above) that would affect the estimated fair value of a reporting unit are identified to determine if a quantitative assessment should be performed. Management also considers the most recent forecasted cash flows and discount rates in determining if the prior fair value measurement estimate may be reduced to a level that would indicate impairment is more likely than not and compares the weighted average cost of capital (“WACC”) between the current and prior years for each reporting unit. If management concludes it is more likely than not (greater than 50%) that the estimated fair value of a reporting unit is less than its carrying amount, we will proceed directly to the quantitative impairment test. Howmet will periodically refresh a reporting unit’s fair value measurement and this is based on a number of factors, including how much fair value exceeded carrying value in the most recent quantitative assessment and the reporting unit’s recent performance. Our policy is that a quantitative impairment test be performed for each reporting unit at least once during every three-year period. For those reporting units where a qualitative assessment is either not performed or for which the conclusion is that an impairment is more likely than not, a quantitative impairment test will be performed.
Other Intangible Assets. Intangible assets with indefinite useful lives are not amortized while intangible assets with finite useful lives are amortized generally on a straight-line basis over the periods benefited.
The following table details the weighted-average useful lives of software and other intangible assets by reporting segment (numbers in years):

	Software	Other intangible assets
Engine Products	6	33
Fastening Systems	6	23
Engineered Structures	3	19
Forged Wheels	4	25
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
In certain circumstances, Howmet receives payments from its customers, primarily in the gas turbines and commercial aerospace markets, for product to be delivered in future periods, over a specified contract period, which is expected to be within one and five years and for funding future growth in volumes. This deferred revenue is recorded on the Consolidated Balance Sheet until the product is delivered and title and risk of loss have passed to the customer in accordance with the terms of the contract. Total deferred revenue was $253 ($147 in Deferred revenue and $106 in Other noncurrent liabilities) and $60 in deferred revenue as of December 31, 2025 and 2024, respectively.
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
Tax benefits related to uncertain tax positions taken or expected to be taken on a tax return are recorded when such benefits meet a more likely than not threshold. Otherwise, these tax benefits are recorded when a tax position has been effectively settled, which means that the statute of limitations has expired or the appropriate taxing authority has completed its examination even though the statute of limitations remains open. Interest and penalties related to uncertain tax positions are recognized as part of the provision for income taxes and are accrued beginning in the period that such interest and penalties would be applicable under relevant tax law until such time that the related tax benefits are recognized.
Stock-Based Compensation. Howmet recognizes compensation expense for employee equity grants using the non-substantive vesting period approach, in which the expense is recognized ratably over the requisite service period based on the grant date fair value. Forfeitures are accounted for as they occur. For restricted stock unit awards, the fair value is equivalent to the closing market price of Howmet’s common stock on the date of grant. The fair value of performance restricted stock unit awards containing a market condition is valued using a Monte Carlo valuation model. Determining the fair value at the grant date requires judgment, including estimates for the average risk-free interest rate, dividend yield, and volatility. These assumptions may differ significantly between grant dates because of changes in the actual results of these inputs that occur over time.
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
For businesses classified as discontinued operations, the balance sheet amounts and results of operations are reclassified from their historical presentation to assets and liabilities of discontinued operations on the Consolidated Balance Sheet and to discontinued operations in the Statement of Consolidated Operations, respectively, for all periods presented. The gains or losses associated with these divested businesses are recorded in discontinued operations in the Statement of Consolidated Operations. The Statement of Consolidated Cash Flows is not required to be reclassified for discontinued operations for any period. Segment information does not include the assets or operating results of businesses classified as discontinued operations for all periods presented. These businesses are expected to be disposed of within one year.
For businesses classified as held for sale that do not qualify for discontinued operations treatment, the balance sheet and cash flow amounts are reclassified from their historical presentation to assets and liabilities of operations held for sale for all periods presented. The results of operations continue to be reported in continuing operations. The gains or losses associated with these divested businesses are recorded in Restructuring and other charges in the Statement of Consolidated Operations. The segment information includes the assets and operating results of businesses classified as held for sale for all periods presented. In the fourth quarter of 2025, the Company reached an agreement to sell a small U.S. manufacturing plant, subject to regulatory approvals and provided the parties reach agreement regarding customary closing conditions. This business has been reclassified to assets and liabilities of operations held for sale, primarily included in Prepaid expenses and other current assets. No impairment is expected from this divestiture, and the gain will be recorded in Restructuring and other charges in the Statement of Consolidated Operations upon completion of the transaction.
B. Recently Adopted and Recently Issued Accounting Guidance
Recently Adopted Accounting Guidance.
In December 2023, the Financial Accounting Standards Board (“FASB”) issued guidance to enhance the transparency of income tax disclosures including additional details on the rate reconciliation and taxes paid by jurisdiction. These changes became effective for fiscal years beginning after December 15, 2024. The adoption of this new disclosure, including retrospective changes, is reflected in Note H of the Consolidated Financial Statements.
Recently Issued Accounting Guidance.
In December 2025, the FASB issued guidance to establish the recognition, measurement, and presentation of government grants received by business entities. These changes become effective for fiscal years beginning after December 15, 2028 for interim and annual reporting periods. Management is currently evaluating the impact of these changes on the Consolidated Financial Statements.
In September 2025, the FASB issued guidance to simplify the requirements for the capitalization of costs surrounding internally-developed software. These changes become effective for fiscal years beginning after December 15, 2027 for interim and annual reporting periods. Management is currently evaluating the impact of these changes on the Consolidated Financial Statements.
In July 2025, the FASB issued guidance to simplify the process of estimating credit losses for current contract assets and accounts receivable. These changes become effective for fiscal years beginning after December 15, 2025 for interim and annual reporting periods. Management has concluded these changes will not have a material impact on the Consolidated Financial Statements.
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

C. Segment and Geographic Area Information
Howmet is a global leader in lightweight metals engineering and manufacturing. Howmet’s innovative, multi-material products, which may include nickel, titanium, aluminum, and cobalt, are used worldwide in the aerospace (commercial and defense), commercial transportation, gas turbines, and other markets. Segment performance under Howmet’s management reporting system is evaluated based on Segment Adjusted EBITDA. The Company’s Chief Executive Officer, who has been determined to be our Chief Operating Decision Maker (“CODM”), believes that Segment Adjusted EBITDA provides information with respect to the Company’s operating performance and the Company’s ability to meet its financial obligations. Howmet’s definition of Segment Adjusted EBITDA (Earnings before interest, taxes, depreciation, and amortization) is net margin plus an add-back for depreciation and amortization. Net margin is equivalent to Sales minus the following items: Cost of goods sold; Selling, general administrative, and other expenses; Research and development (“R&D”) expenses; and Provision for depreciation and amortization. Special items, including Restructuring and other charges, are excluded from net margin and Segment Adjusted EBITDA. The Company’s CODM considers forecast-to-actual variances for Segment Adjusted EBITDA when allocating resources across the Company’s reportable segments. Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Differences between the total segment and consolidated totals are in Corporate.
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
Forged Wheels
Forged Wheels provides forged aluminum wheels and related products for heavy-duty trucks and the commercial transportation market.

The operating results and assets of the Company's reportable segments were as follows:

Year ended	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
2025
Sales:
Third-party sales	$4,320	$1,745	$1,148	$1,039	$8,252
Inter-segment sales	7	1	9	—	17
Total sales	$4,327	$1,746	$1,157	$1,039	$8,269
Expenses:
Segment Adjusted cost of goods sold(1)	$2,776	$1,098	$880	$700	$5,454
Other segment items(2)	113	118	34	43	308
Profit and loss:
Segment Adjusted EBITDA	$1,438	$530	$243	$296	$2,507
Restructuring and other charges (credits)	88	—	(4)	(1)	83
Provision for depreciation and amortization	146	48	41	42	277
Other:
Capital expenditures	$319	$52	$33	$36	$440
Total assets	5,626	2,761	1,330	691	10,408

2024
Sales:
Third-party sales	$3,735	$1,576	$1,065	$1,054	$7,430
Inter-segment sales	7	1	10	—	18
Total sales	$3,742	$1,577	$1,075	$1,054	$7,448
Expenses:
Segment Adjusted cost of goods sold(1)	$2,495	$1,061	$873	$724	$5,153
Other segment items(2)	97	110	36	43	286
Profit and loss:
Segment Adjusted EBITDA	$1,150	$406	$166	$287	$2,009
Restructuring and other charges	1	5	12	1	19
Provision for depreciation and amortization	139	47	42	42	270
Other:
Capital expenditures	$219	$26	$20	$45	$310
Total assets	5,145	2,711	1,355	701	9,912

2023
Sales:
Third-party sales	$3,266	$1,349	$878	$1,147	$6,640
Inter-segment sales	13	—	3	—	16
Total sales	$3,279	$1,349	$881	$1,147	$6,656
Expenses:
Segment Adjusted cost of goods sold(1)	$2,295	$959	$720	$796	$4,770
Other segment items(2)	97	112	48	42	299
Profit and loss:
Segment Adjusted EBITDA	$887	$278	$113	$309	$1,587
Restructuring and other (credits) charges	(2)	1	21	—	20
Provision for depreciation and amortization	130	46	47	39	262

Other:
Capital expenditures	$112	$31	$26	$36	$205
Total assets	4,926	2,749	1,415	724	9,814
(1)     Segment Adjusted cost of goods sold is exclusive of Provision for depreciation and amortization, Restructuring and other charges, and Corporate expenses.
(2)     Other segment items includes Selling, general administrative, and other expenses, and Research and development expenses; exclusive of Provision for depreciation and amortization, and Restructuring and other charges.
The following table reconciles Total segment capital expenditures, which are presented on an accrual basis, with Capital expenditures as presented in the Statement of Consolidated Cash Flows.

For the year ended December 31,	2025	2024	2023
Total segment capital expenditures	$440	$310	$205
Corporate	13	11	14
Capital expenditures	$453	$321	$219
The following tables reconcile certain segment information to consolidated totals.

For the year ended December 31,	2025	2024	2023
Total Segment Adjusted EBITDA	$2,507	$2,009	$1,587
Segment provision for depreciation and amortization	(277)	(270)	(262)
Unallocated amounts:
Restructuring and other charges (D)	(84)	(21)	(23)
Corporate expense(1)	(100)	(85)	(99)
Operating income	$2,046	$1,633	$1,203
Loss on debt redemption	(15)	(6)	(2)
Interest expense, net	(151)	(182)	(218)
Other expense, net (F)	(40)	(62)	(8)
Income before income taxes	$1,840	$1,383	$975
(1)    Corporate expense includes selling, general administrative and other expenses, costs of corporate headquarters, plant fire reimbursements, acquisition costs, costs associated with closures, supply chain disruptions, and other items.

December 31,	2025	2024
Assets:
Total segment assets	$10,408	$9,912
Unallocated amounts:
Cash and cash equivalents	742	564
Deferred income taxes	40	36
Corporate fixed assets, net	77	83
Accounts receivable securitization	(250)	(250)
Other	162	174
Consolidated assets	$11,179	$10,519
Segment assets include third-party receivables while the accounts receivable securitization item includes the impact of sold receivables under the Company’s Accounts Receivable securitization programs. See Note L for further details.

Geographic information for sales was as follows (based upon the destination of the sale):

For the year ended December 31,	2025	2024	2023
Sales:
United States	$4,377	$3,713	$3,273
France	625	678	578
Japan	513	355	378
Germany	439	458	363
United Kingdom	376	350	283
Italy	264	287	220
Canada	187	174	145
Mexico	166	220	263
Poland	150	152	130
China	130	103	98
Other	1,025	940	909
	$8,252	$7,430	$6,640
Geographic information for long-lived tangible assets was as follows (based upon the physical location of the assets):

December 31,	2025	2024
Long-lived assets:
United States	$1,986	$1,864
Hungary	218	199
United Kingdom	153	121
France	130	112
Mexico	63	68
Germany	62	54
Japan	48	29
Other	95	94
	$2,755	$2,541

The following table disaggregates segment revenue by major market served. Differences between the total segment and consolidated totals are in Corporate.

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Year ended December 31, 2025
Aerospace - Commercial	$2,355	$1,202	$765	$—	$4,322
Aerospace - Defense	900	176	333	—	1,409
Commercial Transportation	—	209	—	1,039	1,248
Gas Turbines	944	—	—	—	944
Other	121	158	50	—	329
Total end-market revenue	$4,320	$1,745	$1,148	$1,039	$8,252

Year ended December 31, 2024
Aerospace - Commercial	$2,091	$1,006	$774	$—	$3,871
Aerospace - Defense	766	162	236	—	1,164
Commercial Transportation	—	254	—	1,054	1,308
Gas Turbines	755	—	—	—	755
Other	123	154	55	—	332
Total end-market revenue	$3,735	$1,576	$1,065	$1,054	$7,430

Year ended December 31, 2023
Aerospace - Commercial	$1,798	$790	$641	$—	$3,229
Aerospace - Defense	670	173	172	—	1,015
Commercial Transportation	—	255	—	1,147	1,402
Gas Turbines	674	—	—	—	674
Other	124	131	65	—	320
Total end-market revenue	$3,266	$1,349	$878	$1,147	$6,640
The Company derived approximately 70%, 68%, and 64% of its revenue from the aerospace (commercial and defense) markets for the years ended December 31, 2025, 2024, and 2023, respectively.
RTX Corporation and GE Aerospace each represented approximately 11% of the Company’s third-party sales for the year ended December 31, 2025. These sales were primarily from the Engine Products segment.
D. Restructuring and Other Charges
Restructuring and other charges were comprised of the following:

For the year ended December 31,	2025	2024	2023
Layoff costs	$3	$10	$3
Net reversals of previously recorded layoff reserves	(3)	(3)	(1)
Pension and other post-retirement benefits - net settlements (G)	89	—	5
Non-cash asset impairments and accelerated depreciation	—	2	14
Net (gains) loss related to divestitures of assets and businesses	(6)	12	(1)
Other	1	—	3
Total restructuring and other charges	$84	$21	$23
Layoff costs were recorded based on approved, detailed action plans submitted by the operating locations that specified positions to be eliminated, benefits to be paid under existing severance plans, union contracts, or statutory requirements and the expected timetable for completion of the plans.
2025 Actions. In 2025, Howmet recorded Restructuring and other charges of $84, which were primarily due to charges for U.K. and Canadian pension plans’ settlement accounting of $89, a $3 charge for layoff costs, including the separation of 123 employees (79 in Fastening Systems and 44 in Forged Wheels), and exit related costs, including accelerated depreciation, of $1, partially offset by a gain on the sale of assets at a small U.K. manufacturing facility in Engineered Structures of $3, a reversal of

$3 for layoff reserves related to a prior period, a gain on the sale of assets at a previously closed facility in Forged Wheels of $2, and a gain related to post-closing adjustments from the May 2024 sale of a small U.K. manufacturing facility in Engineered Structures of $1.
As of December 31, 2025, 114 employees of the 123 employees were separated. The remaining separations for the 2025 restructuring programs are expected to be completed in 2026.
2024 Actions. In 2024, Howmet recorded Restructuring and other charges of $21, which were primarily due to a net loss on the sale of a small U.K. manufacturing facility in Engineered Structures of $13; a $10 charge for layoff costs, including the separation of 429 employees (282 in Fastening Systems, 110 in Engineered Structures and 37 in Forged Wheels), and accelerated depreciation, of $2, partially offset by the reversal of $3 for layoff reserves in Engineered Structures related to prior periods and a gain on the sale of assets at a small U.K. manufacturing facility in Engine Products of $1.
As of December 31, 2025, actions related to the 2024 restructuring programs were substantially complete.
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
As of December 31, 2025, actions related to the 2023 restructuring programs were complete.
Activity and reserve balances for restructuring charges were as follows:

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2022	$6	$2	$8
2023 Activity
Cash payments	(3)	(3)	(6)
Restructuring and other charges	7	16	23
Other(1)	(5)	(13)	(18)
Reserve balances at December 31, 2023	$5	$2	$7
2024 Activity
Cash payments	$(8)	$(2)	$(10)
Restructuring and other charges	7	14	21
Other(2)	—	(14)	(14)
Reserve balances at December 31, 2024	$4	$—	$4
2025 Activity
Cash payments	$(3)	$(2)	$(5)
Restructuring and other charges (credits)	89	(5)	84
Other(3)	(89)	7	(82)
Reserve balances at December 31, 2025	$1	$—	$1
(1)In 2023, other for layoff costs included $5 in settlement accounting charges related to U.S. and Canadian pension plans; while other for other exit costs included charges of $12 related to the impairment of assets and a $2 charge for accelerated depreciation which was offset by a gain of $1 on the sale of assets.
(2)In 2024, other for other exit costs included a net loss of $13 on the sale of a small U.K. manufacturing facility and a charge of $2 for accelerated depreciation, partially offset by a gain on the sale of assets at a small U.K. manufacturing facility in Engine Products of $1.
(3)In 2025, other for layoff costs included $89 in settlement accounting charges related to U.K. and Canadian pension plans; while other for other exit costs were primarily due to a gain on the sale of assets at a small U.K. manufacturing facility in Engineered Structures of $3 and a gain on the sale of assets at a previously closed facility in Forged Wheels of $2.

The remaining reserves as of December 31, 2025 are expected to be paid in cash during 2026.
E. Interest Cost Components

For the year ended December 31,	2025	2024	2023
Amount charged to interest expense, net	$151	$182	$218
Loss on debt redemption (Q)	15	6	2
Amount capitalized	10	7	6
Total interest cost	$176	$195	$226
F. Other Expense, Net

For the year ended December 31,	2025	2024	2023
Non-service costs - pension and other postretirement benefits (G)	$27	$29	$29
Interest income	(20)	(20)	(23)
Foreign currency (gains) losses, net	(3)	13	(2)
Net realized and unrealized losses(1)	22	25	22
Deferred compensation	15	15	10
Legal proceeding(2)	—	—	(25)
Other, net	(1)	—	(3)
Total other expense, net	$40	$62	$8
(1)    In all periods presented, Net realized and unrealized losses primarily includes costs associated with sales under the Company’s accounts receivables securitization arrangement and sales of other customer receivables (See Note L).
(2)    On June 15, 2023, the Company, FR Acquisitions Corporation (Europe) Ltd and JFB Firth Rixson Inc. (collectively, the Firth Rixson Entities) and Lehman Brothers International (Europe) (“LBIE”) reached a full and final settlement of all claims arising out of the LBIE legal proceedings which concerned two interest rate swap transactions that the Firth Rixson Entities entered into with LBIE in 2007 and 2008. The settlement provided for payment of $40: $15 paid in July 2023 and $25 paid in July 2024. Due to the final settlement of the LBIE legal proceeding, Legal proceeding included the reversal of $25, net of legal fees of $1, of the $65 pre-tax charge taken in 2022.
G. Retirement and Other Postretirement Benefits
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
Howmet also maintains health care and life insurance postretirement benefit plans covering eligible U.S. retired employees. The medical plans are unfunded and generally pay a percentage of medical expenses, reduced by deductibles and other coverage. Life benefits are generally provided by insurance contracts. Howmet retains the right, subject to existing agreements, to change or eliminate these benefits. Effective May 1, 2019, salaried and non-bargaining hourly U.S. employees and retirees are not eligible for postretirement life insurance benefits. Effective July 1, 2024, salaried and non-bargaining hourly U.S. employees are not eligible for any postretirement medical benefits.
In December 2025, the Company undertook actions to reduce gross pension obligations by $128 by purchasing group annuity contracts with a third-party carrier to pay and administer future annuity payments for its U.K. pension plan, effectively starting the process for terminating the plan. These actions resulted in settlement and curtailment charges of $87 and $1, respectively, and were recorded in Restructuring and other charges in the fourth quarter ended December 31, 2025 in the Statement of Consolidated Operations. It is anticipated that the termination of the plan, including return of remaining plan assets to Howmet, will be finalized in 2026.
In 2023, the Company applied settlement accounting to its Canadian pension plan due to lump sum payments to participants, which resulted in settlement charges of $2 that was recorded in Restructuring and other charges in the Statement of Consolidated Operations. The termination of this plan was completed in the fourth quarter ended December 31, 2025, resulting in an additional settlement charge of $1 and return of remaining plan assets to Howmet.

In June 2023, the Company undertook additional actions to reduce U.S. gross pension obligations by $19 by purchasing group annuity contracts with a third-party carrier to pay and administer future annuity payments. These actions resulted in settlement charges of $3 and were recorded in Restructuring and other charges in the Statement of Consolidated Operations. The funded status of the plans have not been significantly impacted.
Obligations and Funded Status

	Pension benefits		Other postretirement benefits
December 31,	2025	2024	2025	2024
Change in benefit obligation
Benefit obligation at beginning of year	$1,496	$1,592	$60	$103
Service cost	2	3	—	1
Interest cost	75	75	4	5
Amendments	—	—	—	(2)
Actuarial losses (gains)(1)	34	(58)	(12)	(36)
Settlements	(130)	—	—	—
Benefits paid	(114)	(112)	(10)	(11)
Foreign currency translation impact	8	(4)	—	—
Benefit obligation at end of year(2)	$1,371	$1,496	$42	$60
Change in plan assets(2)
Fair value of plan assets at beginning of year	$886	$925	$—	$—
Actual return (loss) on plan assets	104	(8)	—	—
Employer contributions	70	79	—	—
Benefits paid	(99)	(95)	—	—
Administrative expenses	(12)	(12)	—	—
Settlement payments	(131)	—	—	—
Foreign currency translation impact	7	(3)	—	—
Fair value of plan assets at end of year(2)	$825	$886	$—	$—
Funded status	$(546)	$(610)	$(42)	$(60)
Amounts recognized in the Consolidated Balance Sheet consist of:
Noncurrent assets	$15	$31	$—	$—
Current liabilities	(16)	(16)	(4)	(6)
Noncurrent liabilities	(545)	(625)	(38)	(54)
Net amount recognized	$(546)	$(610)	$(42)	$(60)
Amounts recognized in Accumulated Other Comprehensive Loss consist of:
Net actuarial loss (gain)	$848	$956	$(63)	$(59)
Prior service cost (benefit)	—	2	(23)	(33)
Net amount recognized, before tax effect	$848	$958	$(86)	$(92)
Other changes in plan assets and benefit obligations recognized in Other Comprehensive Loss consist of:
Net actuarial cost (benefit)	$12	$28	$(12)	$(36)
Amortization of accumulated net actuarial (loss) benefit	(120)	(32)	8	3
Prior service benefit	(2)	—	—	(2)
Amortization of prior service benefit	—	—	10	10
Net amount recognized, before tax effect	$(110)	$(4)	$6	$(25)
(1)As of December 31, 2025, the actuarial losses impacting the benefit obligation were primarily due to changes in the discount rate. At December 31, 2024, the actuarial gains impacting the benefit obligation were primarily due to changes in the discount rate, partially offset by asset returns being lower than expected.

(2)As of December 31, 2025, the benefit obligation, fair value of plan assets, and funded status for U.S. pension plans were $1,346, $809, and $(537), respectively. As of December 31, 2024, the benefit obligation, fair value of plan assets, and funded status for U.S. pension plans were $1,356, $739, and $(617), respectively.
Pension Plan Benefit Obligations

	Pension benefits
	2025	2024
The projected benefit obligation and accumulated benefit obligation for all defined benefit pension plans were as follows:
Projected benefit obligation	$1,371	$1,496
Accumulated benefit obligation	1,369	1,495
The aggregate projected benefit obligation and fair value of plan assets for pension plans with projected benefit obligations in excess of plan assets were as follows:
Projected benefit obligation	1,370	1,380
Fair value of plan assets	809	739
The aggregate accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets were as follows:
Accumulated benefit obligation	1,368	1,379
Fair value of plan assets	809	739
Components of Net Periodic Benefit Cost

	Pension benefits(1)			Other postretirement benefits
For the year ended December 31,	2025	2024	2023	2025	2024	2023
Service cost	$2	$3	$3	$—	$1	$1
Interest cost	75	75	80	4	5	7
Expected return on plan assets	(66)	(70)	(74)	—	—	—
Recognized net actuarial loss (gain)	31	32	28	(8)	(3)	(3)
Amortization of prior service benefit	—	—	—	(9)	(10)	(9)
Settlements(2)	88	—	5	—	—	—
Curtailment(3)	1	—	—	—	—	—
Net periodic benefit cost(4)	$131	$40	$42	$(13)	$(7)	$(4)
(1)In 2025, 2024, and 2023, net periodic benefit cost for U.S. pension plans was $42, $40, and $40, respectively.
(2)In 2025, settlements were related to U.K. and Canadian actions including an annuity buyout and lump sum benefit payments. In 2023, settlements were related to U.S. and Canadian actions including an annuity buyout and lump sum benefit payments.
(3)In 2025, curtailment was due to plan termination.
(4)Service cost was included within Cost of goods sold and Selling, general administrative, and other expenses; settlements and curtailment were included in Restructuring and other charges; all other cost components were recorded in Other expense, net in the Statement of Consolidated Operations.
Assumptions
Liabilities and expenses for pension benefits are determined using actuarial methodologies and incorporate significant assumptions, including the discount rate, the expected long-term rate of return on plan assets (“EROA”), and several assumptions relating to the employee workforce (rates of retirement, termination, and mortality by age). Liabilities and expenses for other postretirement benefits are determined using similar actuarial methodologies and assumptions, including discount rate and several assumptions relating to the employee workforce (rates of retirement, mortality by age, and health care cost trend rates).

Weighted average assumptions used to determine benefit obligations for pension and other postretirement benefit plans were as follows:

December 31,	2025	2024
Discount rate	5.30%	5.60%
Cash balance plan interest crediting rate	3.00%	3.00%
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
Weighted average assumptions used to determine net periodic benefit cost for pension and other postretirement benefit plans were as follows:

	2025	2024	2023
Discount rate to calculate service cost(1)	5.60%	5.10%	5.50%
Discount rate to calculate interest cost(1)	5.30%	4.90%	5.30%
Expected long-term rate of return on plan assets	7.00%	6.70%	6.70%
Cash balance plan interest crediting rate	3.00%	3.00%	3.00%
(1)In all periods presented, the respective global discount rates were used to determine net periodic benefit cost for most pension plans for the full annual period. The discount rates for certain plans were updated during 2025, 2024, and 2023 to reflect the remeasurement of these plans due to amendments, settlements, and/or curtailments. The weighted-average rates reflecting these remeasurements does not significantly differ from the rates presented.
The EROA is generally applied to a five-year market-related value of plan assets. The process used by management to develop this assumption is one that relies on a combination of historical asset return information and forward-looking returns by asset class. As it relates to historical asset return information, management focuses on various historical moving averages when developing this assumption. While consideration is given to recent performance and historical returns, the assumption represents a long-term, prospective return. Management also incorporates expected future returns on current and planned asset allocations using information from various external investment managers and consultants, as well as management’s own judgment.
For 2026, management anticipates that approximately 7% will continue to be the expected long-term rate of return for global plan assets. EROA assumptions are developed by country. Annual changes in the weighted average EROA are impacted by the relative size of the assets by country.
Mortality rate assumptions are based on mortality tables and future improvement scales published by third parties, such as the Society of Actuaries, and consider other available information including historical data as well as studies and publications from reputable sources.
For 2025, 2024, and 2023, the U.S. expected long-term rate of return used by management was based on the prevailing and planned strategic asset allocations, as well as estimates of future returns by asset class. These rates were within the respective range of the 20-year moving average of actual performance and the expected future returns developed by asset class.
Assumed health care cost trend rates for U.S. other postretirement benefit plans were as follows:

	2025	2024	2023
Health care cost trend rate assumed for next year	5.50%	5.50%	5.50%
Rate to which the cost trend rate gradually declines	4.50%	4.50%	4.50%
Year that the rate reaches the rate at which it is assumed to remain	2028	2027	2026

The assumed health care cost trend rate is used to measure the expected cost of gross eligible charges covered by Howmet’s other postretirement benefit plans. For 2026, a 5.50% trend rate will be used, reflecting management’s best estimate of the change in future health care costs covered by the plans. The plans’ actual annual health care cost trend experience over the past three years has ranged from (0.40)% to 12.40%. Management’s best estimate considering actual and expected annual health care costs is to maintain the 5.50% trend rate as indicative of expected increases for future health care costs over the long-term.
Plan Assets
Howmet’s pension plans’ investment policy as of December 31, 2025 by asset class, were as follows:

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

The following table presents the fair value of pension plan assets classified under the appropriate level of the fair value hierarchy or net asset value:

December 31, 2025	Level 1	Level 2	Net Asset Value	Total
Equities:
Equity securities	$2	$224	$207	$433
Long/short equity hedge funds	—	—	17	17
Private equity	—	—	101	101
	$2	$224	$325	$551
Fixed income:
Intermediate and long duration government/credit	$127	$2	$—	$129
Other	1	78	—	79
	$128	$80	$—	$208
Other investments:
Real estate	$—	$—	$32	$32
Discretionary and systematic macro hedge funds	—	—	30	30
	$—	$—	$62	$62
Net plan assets(1)	$130	$304	$387	$821

December 31, 2024	Level 1	Level 2	Net Asset Value	Total
Equities:
Equity securities	$1	$130	$300	$431
Long/short equity hedge funds	—	—	20	20
Private equity	—	—	112	112
	$1	$130	$432	$563
Fixed income:
Intermediate and long duration government/credit	$71	$57	$—	$128
Other	18	66	—	84
	$89	$123	$—	$212
Other investments:
Real estate	$—	$1	$54	$55
Discretionary and systematic macro hedge funds	—	—	40	40
Other	—	—	5	5
	$—	$1	$99	$100
Net plan assets(2)	$90	$254	$531	$875
(1)As of December 31, 2025, the total fair value of pension plans’ assets excludes a net receivable of $4, which represents securities purchased and sold but not yet settled plus interest and dividends earned on various investments.
(2)As of December 31, 2024, the total fair value of pension plans’ assets excludes a net receivable of $11, which represents securities purchased and sold but not yet settled plus interest and dividends earned on various investments.
Funding and Cash Flows
It is Howmet’s policy to fund amounts for pension plans sufficient to meet the minimum requirements set forth in the benefits laws and tax laws of the applicable country. Periodically, Howmet contributes additional amounts as deemed appropriate. In 2025 and 2024, cash contributions to Howmet’s pension plans were $70 and $79, respectively.
The contributions to the Company’s pension plans in 2026 are estimated to be $60 (all of which is for U.S. plans).

Benefit payments expected to be paid to pension and other postretirement benefit plans’ participants utilizing the current assumptions outlined above are as follows:

For the year ended December 31,	Pension benefits	Other post- retirement benefits
2026	$119	$5
2027	117	5
2028	117	4
2029	115	4
2030	119	4
2031 - 2035	541	18
Total	$1,128	$40
Defined Contribution Plans
Howmet sponsors savings and investment plans in various countries, primarily in the U.S. Howmet’s contributions and expenses related to these plans were $104, $92, and $82 in 2025, 2024, and 2023, respectively. U.S. employees may contribute a portion of their compensation to the plans, and Howmet matches a portion of these contributions in equivalent form of the investments elected by the employee. Additionally, for certain U.S. employees, Howmet makes a contribution of either a percentage of applicable eligible compensation or per hour worked. Contributions are made to the plans in accordance with plan documents.
H. Income Taxes
The components of income before income taxes were as follows:

For the year ended December 31,	2025	2024	2023
United States	$1,374	$901	$538
Foreign	466	482	437
Total	$1,840	$1,383	$975
The provision for income taxes consisted of the following:

For the year ended December 31,	2025	2024	2023
Current:
Federal(1)	$181	$70	$5
Foreign	116	98	94
State and local	18	4	2
	315	172	101
Deferred:
Federal	34	43	92
Foreign	(15)	17	16
State and local	(2)	(4)	1
	17	56	109
Total	$332	$228	$210
(1)Federal includes U.S. taxes related to foreign income.

A reconciliation of the U.S. federal statutory rate to Howmet’s effective tax rate, with prior years recategorized based on guidance issued by the FASB in December 2023, was as follows (the effective tax rate for 2025, 2024, and 2023 was a provision on income):

For the year ended December 31,	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$387	21.0%	$290	21.0%	$205	21.0%
U.S. state and local income tax, net of federal income tax effect (1)	12	0.6	1	0.1	3	0.3
Foreign tax effects
Hungary
Statutory tax rate difference between Hungary and United States	(19)	(1.0)	(18)	(1.3)	(17)	(1.7)
Other	(1)	(0.1)	1	0.1	(3)	(0.3)
Other foreign jurisdictions	24	1.3	29	2.1	25	2.6
Effect of changes in tax laws or rates enacted in the current period	10	0.6	—	—	—	—
Effect of cross-border tax laws (2)
Foreign-derived intangible income	(38)	(2.1)	(25)	(1.8)	(13)	(1.3)
Global intangible low-taxed income	19	1.0	10	0.7	12	1.2
Other	(15)	(0.7)	(8)	(0.6)	—	—
Tax credits
Research and development tax credits (3)	(21)	(1.2)	(55)	(4.0)	(4)	(0.4)
Changes in valuation allowances
Change in valuation allowance on foreign tax credits	(8)	(0.4)	(4)	(0.3)	(14)	(1.4)
Nontaxable or nondeductible items	(20)	(1.1)	6	0.4	(2)	(0.2)
Changes in unrecognized tax benefits (4)	2	0.1	—	—	20	2.0
Other adjustments	—	—	1	0.1	(2)	(0.2)
Effective tax rate	$332	18.0%	$228	16.5%	$210	21.5%
(1)Primarily due to state taxes in California in all periods presented.
(2)Taxes due from future inclusions in U.S. taxable income related to GILTI are treated as current period expenses when incurred.
(3)In 2024, the Company completed an R&D study and as a result recorded a discrete tax benefit for $42 of prior year federal R&D credits approved under audit by the U.S. Internal Revenue Service and $8 of prior year state R&D credits. The Company also recorded a tax benefit for federal and state R&D credits earned during 2024 of $13 and $3, respectively. The $8 and $3 of state R&D credits are included in the U.S. state and local income tax, net of federal income tax effect row.
(4)In 2023, the Company recorded income tax reserves related to an uncertain French tax position of $20 for prior years and $1 for 2023, which is included in the Foreign tax effects, Other foreign jurisdictions row.

Total cash paid for income taxes (net of any income tax refunds received) was as follows:

For the year ended December 31,	2025	2024	2023
U.S. Federal	$188	$93	$2
U.S. State	14	7	1
Foreign:
Germany	33	28	18
France	25	11	34
China	18	10	8
Japan	9	(1)	22
Canada	6	9	6
Other	19	20	13
Total	$312	$177	$104
The components of net deferred tax assets and liabilities were as follows:

	2025		2024
December 31,	Deferred tax assets	Deferred tax liabilities	Deferred tax assets	Deferred tax liabilities
Depreciation	$4	$550	$8	$529
R&D capitalization	63	—	73	—
Employee benefits	223	7	232	9
Loss provisions	14	1	11	2
Deferred income/expense	52	245	46	293
Derivatives and hedging activities	9	—	—	—
Tax loss carryforwards	1,950	—	1,941	—
Tax credit carryforwards	98	—	110	—
Other	7	7	11	8
	$2,420	$810	$2,432	$841
Valuation allowance	(1,750)	—	(1,705)	—
Total	$670	$810	$727	$841
The following table details the expiration periods of the deferred tax assets presented above:

December 31, 2025	Expires within 10 years	Expires within 11-20 years	No Expiration(1)	Other(2)	Total
Tax loss carryforwards	$399	$345	$1,206	$—	$1,950
Tax credit carryforwards	85	6	7	—	98
Other(3)	—	—	325	47	372
Valuation allowance	(436)	(337)	(970)	(7)	(1,750)
Total	$48	$14	$568	$40	$670
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
The total deferred tax asset (net of valuation allowance) is supported by projections of future taxable income exclusive of reversing temporary differences (7%), and taxable temporary differences that reverse within the carryforward period (93%).

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
Howmet’s remaining foreign tax credits in the U.S. have a 10-year carryforward period expiring in 2027. Valuation allowances were initially established in prior years on a portion of the foreign tax credit carryforwards, primarily due to insufficient foreign source income to allow for full utilization of the credits within the expiration period. Foreign tax credits of $0 and $45 expired at the end of 2025 and 2024, respectively, resulting in a corresponding decrease to the valuation allowance. Due to an increase in foreign source income, the Company decreased the valuation allowance accordingly by an additional $8 and $4 in 2025 and 2024, respectively. As of December 31, 2025, the cumulative amount of the valuation allowance was $34.
The Company recorded a net $8 decrease, $7 decrease, and $2 decrease to U.S. state valuation allowances in 2025, 2024, and 2023, respectively. After weighing all available positive and negative evidence, the Company determined the adjustments based on the underlying net deferred tax assets that were more likely than not realizable based on projected taxable income. Changes in fully reserved U.S. state tax losses, credits and other deferred tax assets resulting from expirations, audit adjustments, tax rate, and tax law changes also resulted in a corresponding net $48 decrease, $30 decrease, and $49 decrease in the valuation allowance in 2025, 2024, and 2023, respectively. Valuation allowances of $345 remain against state deferred tax assets expected to expire before utilization. The need for valuation allowances against state deferred tax assets will be reassessed on a continuous basis in future periods and, as a result, the allowance may increase or decrease based on changes in facts and circumstances.
The need for valuation allowances will be reassessed by entity and by jurisdiction on a continuous basis in future periods and, as a result, the allowances may increase or decrease based on changes in facts and circumstances.
The following table details the changes in the valuation allowance:

December 31,	2025	2024	2023
Balance at beginning of year	$1,705	$1,821	$1,965
Increase to allowance	5	20	21
Release of allowance	(113)	(127)	(198)
Acquisitions, divestitures and liquidations	—	75	(16)
Tax apportionment, tax rate and tax law changes	(4)	(2)	(11)
Foreign currency translation	157	(82)	60
Balance at end of year	$1,750	$1,705	$1,821
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

Howmet and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. With a few minor exceptions, Howmet is no longer subject to income tax examinations by tax authorities for years prior to 2014. All U.S. tax years prior to 2025 have been audited by the Internal Revenue Service. Various state and foreign jurisdiction tax authorities are in the process of examining the Company’s income tax returns for various tax years through 2024.
A reconciliation of the beginning and ending amount of unrecognized tax benefits (excluding interest and penalties) was as follows:

December 31,	2025	2024	2023
Balance at beginning of year	$1	$16	$2
Additions for tax positions of the current year	1	—	1
Additions for tax positions of prior years	2	—	13
Settlements with tax authorities	—	(14)	—
Foreign currency translation	—	(1)	—
Balance at end of year	$4	$1	$16
For all periods presented, a portion of the balance pertains to state tax liabilities, which are presented before any offset for federal tax benefits. The effect of unrecognized tax benefits, if recorded, that would impact the annual effective tax rate for 2025, 2024, and 2023 would be less than 1%, less than 1%, and 2%, respectively, of pre-tax book income. Howmet does not anticipate that changes in its unrecognized tax benefits will have a material impact in the Statement of Consolidated Operations during 2026.
It is Howmet’s policy to recognize interest and penalties related to income taxes as a component of the Provision for income taxes in the Statement of Consolidated Operations. Howmet recognized interest and penalties of less than $1, $1, and $7 in 2025, 2024, and 2023, respectively. Due to the expiration of the statute of limitations, settlements with tax authorities, reductions in prior accruals, and refunded overpayments, Howmet recognized interest income of less than $1, $0, and $2 in 2025, 2024, and 2023, respectively. As of December 31, 2025, 2024, and 2023, the amount accrued for the payment of interest and penalties was $10, $9, and $11, respectively.
I. Preferred and Common Stock
Preferred Stock. Howmet has two classes of preferred stock: $3.75 Cumulative Preferred Stock (“Class A Preferred Stock”) and Class B Serial Preferred Stock. Class A Preferred Stock had 660,000 shares authorized at a par value of $100 per share with an annual $3.75 cumulative dividend preference per share. There were no and 546,024 shares of Class A Preferred Stock outstanding as of December 31, 2025 and 2024, respectively. Howmet redeemed all outstanding shares of Class A Preferred Stock on December 17, 2025 (the “Redemption Date”) at a redemption price of $100 per share plus $0.8125 per share of dividends accrued but not paid or declared as of the Redemption Date. On February 9, 2026, the Company retired 659,909 shares of Class A preferred Stock, including the redeemed shares. The redemption simplified the Company’s capital structure. Class B Serial Preferred Stock has 10,000,000 shares authorized at a par value of $1 per share. There were no shares of Class B Serial Preferred Stock outstanding as of both December 31, 2025 and 2024.
Common Stock. As of December 31, 2025, there were 600,000,000 shares authorized at a par value of $1 per share, and 401,620,565 shares issued and outstanding. Dividends paid were $0.44 per share in 2025 ($0.10 per share in each of the first and second quarters of 2025 and $0.12 per share in each of the third and fourth quarter of 2025), $0.26 per share in 2024 ($0.05 per share in each of the first and second quarters of 2024 and $0.08 per share in each of the third and fourth quarters of 2024), and $0.17 per share in 2023 ($0.04 per share in each of the first, second, and third quarters of 2023 and $0.05 per share in the fourth quarter of 2023).
As of December 31, 2025, 47 million shares of common stock were reserved for issuance under Howmet’s stock-based compensation plans. As of December 31, 2025, 24 million shares remain available for issuance. Howmet issues new shares to satisfy the exercise of stock options and the conversion of stock awards.

Common Stock Outstanding and Share Activity (number of shares)

Balance at December 31, 2022	412,155,057
Issued for stock-based compensation plans	2,993,340
Repurchase and retirement of common stock	(5,233,936)
Balance at December 31, 2023	409,914,461
Issued for stock-based compensation plans	1,287,412
Repurchase and retirement of common stock	(5,770,512)
Balance at December 31, 2024	405,431,361
Issued for stock-based compensation plans	549,976
Repurchase and retirement of common stock	(4,360,772)
Balance at December 31, 2025	401,620,565
The following table provides details for share repurchases during 2025, 2024, and 2023:

	Number of shares	Average price per share(1)	Total
Q1 2025 open market repurchase	1,006,102	$124.24	$125

Q2 2025 open market repurchase	1,229,313	$142.36	$175

Q3 2025 open market repurchase	1,097,686	$182.20	$200

Q4 2025 open market repurchase	1,027,671	$194.61	$200

2025 Share repurchase total	4,360,772	$160.52	$700

Q1 2024 open market repurchase	2,243,259	$66.87	$150

Q2 2024 open market repurchase	734,737	$81.66	$60

Q3 2024 open market repurchase	1,061,323	$94.22	$100

Q4 2024 open market repurchase	1,731,193	$109.75	$190

2024 Share repurchase total	5,770,512	$86.65	$500

Q1 2023 open market repurchase	576,629	$43.36	$25

Q2 2023 open market repurchase	2,246,294	$44.52	$100

Q3 2023 open market repurchase	506,800	$49.32	$25

Q4 2023 open market repurchase	1,904,213	$52.52	$100

2023 Share repurchase total	5,233,936	$47.76	$250
(1)Excludes commissions cost.
The total value of shares repurchased during 2025, 2024, and 2023 were $700, $500, and $250, respectively. All of the shares repurchased during 2025, 2024, and 2023 were immediately retired. The Company has a share repurchase program (the “Share Repurchase Program”) that, after giving effect to the additional $150 share repurchases made in January and February 2026 at an average price per share of $215.28, retiring approximately 0.7 million shares, has approximately $1,347 in Board authorization remaining available as of February 6, 2026. The current Share Repurchase Program was authorized by the Company’s Board of Directors on August 18, 2021 at $1,500, which was increased by the Board by $2,000 on July 30, 2024 to a total authorization of $3,500. Under the Company’s Share Repurchase Program, the Company may repurchase shares by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements, or other derivative transactions. There is no stated expiration for the Share Repurchase Program. Under its Share Repurchase Program, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the Share Repurchase Program may be suspended, modified, or terminated at any time without prior notice.
The Inflation Reduction Act of 2022 imposes a 1% excise tax on net common stock repurchases after December 31, 2022. The Company recorded $6, $4, and $1 to additional capital for excise tax on net repurchases in 2025, 2024, and 2023 respectively.
Stock-Based Compensation
Howmet has a stock-based compensation plan under which stock options and/or restricted share unit awards (“RSUs”) are granted, generally, in the first half of each year to eligible employees. Directors receive a portion of their annual compensation in deferred RSUs, which are paid either in a lump sum or installments, as elected by the director, upon retirement from the Board. Stock options were granted at the closing market price of Howmet’s common stock on the date of grant and typically vest over a three-year service period (one-third each year) with a ten-year contractual term. RSUs typically vest over a three-year service period from the date of grant. As part of Howmet’s stock-based compensation plan design, individuals who are retirement-eligible have a six-month requisite service period in the year of grant.

Certain RSUs granted to eligible employees include performance and market conditions. For these annual performance restricted share unit awards (“PRSUs”), the final number of shares earned will be based on Howmet’s achievement of profitability targets over the respective performance periods and will be earned at the end of the third year. Additionally, PRSUs include a total shareholder return (“TSR”) component, which depends upon relative performance against the TSRs of a group of peer companies.
In 2025, 2024, and 2023, Howmet recognized stock-based compensation expense of $73 ($68 after-tax), $63 ($57 after-tax), and $50 ($44 after-tax), respectively. Senior executive performance awards granted in April 2020 were modified in June 2020, resulting in incremental compensation expense of $12, which was amortized over the remaining service period that ended April 1, 2023.
All stock-based compensation expense recorded in 2025, 2024, and 2023 relates to RSUs and PRSUs. No stock-based compensation expense was capitalized in any of those years. As of December 31, 2025, there was $61 (pre-tax) of unrecognized compensation expense related to non-vested grants. This expense is expected to be recognized over a weighted average period of 2.2 years.
Stock-based compensation expense is based on the grant date fair value of the applicable equity grant. For RSUs, the fair value is equivalent to the closing market price of Howmet’s common stock on the date of grant. PRSUs with a market condition including a TSR component are valued using a Monte Carlo model. A Monte Carlo simulation uses assumptions of stock price behavior to estimate the probability of satisfying market conditions and the resulting fair value of the award. The volatility was estimated using Howmet’s historical volatility, and the risk-free interest rate was based on a yield curve of interest rates at the time of the grant based on the remaining performance period.
The fair value of PRSUs was estimated at the date of grant using the closing stock price for the performance component and the Monte Carlo model for the market component with the assumptions below:

For the year ended December 31,	2025	2024	2023
Weighted average grant date fair value	$154.72	$72.65	$47.59
Volatility	29.7%	27.7%	39.0%
Risk-free interest rate	4.2%	4.4%	4.4%
The activity for RSUs, PRSUs, and options during 2025 was as follows (options and awards in millions in the tables below):

	RSUs		PRSUs
	Number of awards	Weighted average FMV per award	Number of awards	Weighted average FMV per award
Outstanding, December 31, 2024	1.5	$44.57	0.6	$57.13
Granted	0.4	160.52	0.2	154.72
Converted	(0.4)	35.22	(0.4)	36.68
Forfeited	—	69.61	—	78.43
Performance share adjustment	—	—	0.2	36.68
Outstanding, December 31, 2025	1.5	$81.44	0.6	$89.88

	Stock options
	Number of options	Weighted average exercise price per option	Weighted average remaining contractual life	Total intrinsic value
Outstanding, December 31, 2024	0.1	$20.98
Exercised	—	18.08
Outstanding, December 31, 2025	0.1	$23.27	1.7	$15
Stock options were last granted in 2018. All of the stock options outstanding were fully vested and exercisable.

For the year ended December 31,	2025	2024	2023
Cash received from stock option exercises	$1	$8	$11
Total tax benefit realized from stock option exercises	$2	$3	$2
Intrinsic value of stock options exercised	$9	$16	$9
Intrinsic value of RSUs and PRSUs converted	$126	$117	$187
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
The information used to compute basic and diluted EPS attributable to Howmet common shareholders was as follows (shares in millions in the table below):

For the year ended December 31,	2025	2024	2023
Net income attributable to common shareholders	$1,508	$1,155	$765
Less: preferred stock dividends declared	2	2	2
Net income available to Howmet Aerospace common shareholders - basic and diluted	$1,506	$1,153	$763

Average shares outstanding - basic	404	408	412
Effect of dilutive securities:
Stock and performance awards	2	2	4
Average shares outstanding - diluted	406	410	416
Common stock outstanding as of December 31, 2025, 2024, and 2023 was approximately 402 million, 405 million, and 410 million, respectively.
As average shares outstanding are used in the calculation for both basic and diluted EPS, the full impact of share repurchases and issuances was not fully realized in EPS in the period of repurchase or issuance since share activity may occur at varying points during a period.
There were no shares relating to outstanding stock options excluded from the calculation of average shares outstanding - diluted during 2025, 2024, and 2023.

K. Accumulated Other Comprehensive Loss
The following table details the activity of the three components that comprise Accumulated other comprehensive loss:

	2025	2024	2023
Pension and other postretirement benefits (G)
Balance at beginning of period	$(672)	$(689)	$(653)
Other comprehensive income (loss):
Unrecognized net actuarial gain (loss) and prior service cost/benefit	2	3	(68)
Tax (expense) benefit	—	(1)	15
Total Other comprehensive income (loss) before reclassifications, net of tax	2	2	(53)
Amortization of net actuarial loss and prior service cost(1)	103	19	21
Tax expense(2)	(25)	(4)	(4)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(3)	78	15	17
Total Other comprehensive income (loss)	80	17	(36)
Balance at end of period	$(592)	$(672)	$(689)
Foreign currency translation
Balance at beginning of period	$(1,207)	$(1,136)	$(1,193)
Other comprehensive income (loss) (4)	155	(71)	57
Balance at end of period	$(1,052)	$(1,207)	$(1,136)
Cash flow hedges
Balance at beginning of period	$1	$(5)	$5
Other comprehensive (loss) income:
Net change from periodic revaluations(5)	(37)	—	(19)
Tax benefit	8	—	4
Total Other comprehensive (loss) before reclassifications, net of tax	(29)	—	(15)
Net amount reclassified to earnings(6)	(2)	8	6
Tax benefit (expense)(2)	1	(2)	(1)
Total amount reclassified from Accumulated other comprehensive (loss) income, net of tax(3)	(1)	6	5
Total Other comprehensive (loss) income	(30)	6	(10)
Balance at end of period	$(29)	$1	$(5)

Accumulated other comprehensive loss balance at end of period	$(1,673)	$(1,878)	$(1,830)
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
(5)2025 includes the change in the cross-currency swap related to the 4.850% Notes due October 2031 (See Note Q). In all periods presented, no amounts related to this change were reclassified to earnings. The cross-currency swap was recorded in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet.
(6)These amounts were recorded in Cost of goods sold in the Statement of Consolidated Operations.
L. Receivables
Sale of Receivables Programs
The Company maintains an accounts receivables securitization arrangement through a wholly-owned special purpose entity (“SPE”). The net cash funding from the sale of accounts receivable was neither a use of cash nor a source of cash during 2025 or 2024.

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
The facility limit under the Receivables Purchase Agreement was $250 as of both December 31, 2025 and December 31, 2024, of which $250 was drawn at both December 31, 2025 and December 31, 2024. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which were $217 and $201 as of December 31, 2025 and December 31, 2024, respectively.
The Company sold $1,602 and $1,625 of its receivables without recourse and received cash funding under this program during 2025 and 2024, respectively, resulting in derecognition of the receivables from the Company’s Consolidated Balance Sheet. Costs associated with the sales of receivables are reflected in the Company’s Statement of Consolidated Operations in Other expense, net for the periods in which the sales occur. Cash receipts from sold receivables under the Receivables Purchase Agreement are presented within operating activities in the Statement of Consolidated Cash Flows.
Other Customer Receivable Sales
In 2025 and 2024, the Company sold $899 and $712, respectively, of certain customers’ receivables in exchange for cash (of which $258 and $190 was outstanding from customers as of December 31, 2025 and December 31, 2024, respectively). The Company has no continuing involvement in the aforementioned amounts sold or outstanding, resulting in the derecognition of the receivables from the Company’s Consolidated Balance Sheet. The net proceeds are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows and the costs associated with the sales of receivables are reflected in the Company’s Statement of Consolidated Operations in Other expense, net for the periods in which the sales occur (See Note F).
M. Inventories

December 31,	2025	2024
Finished goods	$462	$458
Work-in-process	885	903
Purchased raw materials	424	408
Operating supplies	78	71
Total inventories	$1,849	$1,840
As of December 31, 2025 and 2024, the portion of inventories valued on a LIFO basis was $642 and $544, respectively. If valued on an average-cost basis, total inventories would have been $333 and $280 higher as of December 31, 2025 and 2024, respectively. Reductions in LIFO inventory quantities caused partial liquidation of LIFO inventory layers resulting in recognition of a benefit of $3 and $1 in 2025 and 2023, respectively. In 2024, we did not have any LIFO inventory layer liquidations.
N. Properties, Plants, and Equipment, Net

	December 31, 2025	December 31, 2024
Land and land rights	$85	$84
Structures	1,134	1,025
Machinery and equipment	4,275	4,118
	5,494	5,227
Less: accumulated depreciation and amortization	3,236	3,150
	2,258	2,077
Construction work-in-progress	335	309
Properties, plants, and equipment, net	$2,593	$2,386
Depreciation expense related to Properties, plants, and equipment recorded in Provision for depreciation and amortization in the Statement of Consolidated Operations was $248, $243, and $236 for the years ended December 31, 2025, 2024, and 2023, respectively.

O. Goodwill and Other Intangible Assets
The following table details the changes in the carrying amount of goodwill:

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total
Balances at December 31, 2023
Goodwill	$2,843	$1,604	$306	$7	$4,760
Accumulated impairment losses	(719)	(4)	(2)	—	(725)
Goodwill, net	2,124	1,600	304	7	4,035
Translation and other	(17)	(7)	(1)	—	(25)
Balances at December 31, 2024
Goodwill	2,826	1,597	305	7	4,735
Accumulated impairment losses	(719)	(4)	(2)	—	(725)
Goodwill, net	2,107	1,593	303	7	4,010
Translation and other	31	17	—	—	48
Balances at December 31, 2025
Goodwill	2,857	1,614	305	7	4,783
Assets held for sale reclassification (A)	—	—	—	—	(36)
Accumulated impairment losses	(719)	(4)	(2)	—	(725)
Goodwill, net	$2,138	$1,610	$303	$7	$4,022
During the 2025 annual review of goodwill in the fourth quarter, management performed quantitative assessments on the Fastening Systems and Engineered Structures reporting units and qualitative assessments on the Engine Products and Forged Wheels reporting units. The estimated fair values of the reporting units exceeded their respective carrying values in excess of 80%; thus, there were no goodwill impairments. Howmet uses a DCF model to estimate the current fair value of the reporting unit, which is compared to its carrying value, when testing for impairment. Management believes forecasted cash flows are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including sales growth, production costs, and discount rate. Assumptions can vary among the reporting units. Cash flow forecasts are generally based on approved business unit operating plans for the early years and historical relationships in later years. The WACC rate for the individual reporting units is estimated with the assistance of valuation experts. The annual goodwill impairment tests in the fourth quarters of 2025, 2024, and 2023 indicated that goodwill was not impaired for any of the Company’s reporting units. If actual results or external market factors decline significantly from management’s estimates, future goodwill impairment charges (or the amount by which the carrying amount exceeds the reporting unit’s fair value without exceeding the total amount of goodwill allocated to that reporting unit) may be necessary and could be material.
Other intangible assets were as follows:

December 31, 2025	Gross carrying amount	Accumulated amortization	Intangibles, net
Computer software	$221	$(187)	$34
Patents and licenses	66	(66)	—
Other intangibles	671	(270)	401
Total amortizable intangible assets	958	(523)	435
Indefinite-lived trade names and trademarks	22	—	22
Total intangible assets, net	$980	$(523)	$457

December 31, 2024	Gross carrying amount	Accumulated amortization	Intangibles, net
Computer software	$217	$(185)	$32
Patents and licenses	66	(66)	—
Other intangibles	689	(268)	421
Total amortizable intangible assets	972	(519)	453
Indefinite-lived trade names and trademarks	22	—	22
Total intangible assets, net	$994	$(519)	$475

Computer software consists primarily of software costs associated with enterprise business solutions across Howmet's businesses.
Amortization expense related to the intangible assets recorded in Provision for depreciation and amortization in the Statement of Consolidated Operations was $32, $33, and $35 for the years ended December 31, 2025, 2024, and 2023, respectively, and is expected to be in the range of approximately $30 to $36 annually from 2026 to 2030, excluding the impacts of potential acquisitions.
P. Leases
Operating lease cost includes short-term leases and variable lease payments and approximates cash paid. Operating lease cost was $73, $67, and $63 in 2025, 2024, and 2023, respectively.
Operating lease right-of-use assets and lease liabilities in the Consolidated Balance Sheet were as follows:

December 31,	2025	2024
Right-of-use assets classified in Other noncurrent assets	$162	$155

Current portion of lease liabilities classified in Other current liabilities	$42	$37
Long-term portion of lease liabilities classified in Other noncurrent liabilities and deferred credits	121	119
Total lease liabilities	$163	$156
Future minimum contractual operating lease obligations were as follows at December 31, 2025:

2026	$52
2027	42
2028	29
2029	19
2030	14
Thereafter	40
Total lease payments	$196
Less: Imputed interest	(33)
Present value of lease liabilities	$163

December 31,	2025	2024	2023
Right-of-use assets obtained in exchange for operating lease obligations	$50	$66	$68
Weighted-average remaining lease term in years	5.7	5.9	6.4
Weighted-average discount rate	5.4%	5.7%	5.9%

Q. Debt
Debt.

December 31,	2025	2024
USD Term Loan Agreement, due 2026(1)	—	140
JPY Term Loan Agreement, due 2026(2)	191	188
5.900% Notes, due 2027	—	625
6.750% Bonds, due 2028	300	300
3.000% Notes, due 2029	700	700
4.850% Notes, due 2031(3)	500	500
4.550% Notes, due 2032	500	—
5.950% Notes, due 2037	625	625
4.750% Iowa Finance Authority Loan, due 2042	250	250
Other, net(4)	(16)	(13)
	3,050	3,315
Less: amount due within one year	191	6
Total long-term debt	$2,859	$3,309
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
(2)The Company entered into an interest rate swap to exchange the floating interest rate of the JPY Term Loan Facility to a fixed interest rate of 1.794% and 1.919% as of December 31, 2025 and December 31, 2024, respectively, based on the Company’s long-term debt ratings. The amounts outstanding under the JPY Term Loan Facility are due in November 2026.
(3)The Company entered into a cross-currency swap to synthetically convert the 4.850% Notes due October 2031 (the “2031 Notes”) into a Euro liability of approximately €458 million with a fixed annual interest rate of 3.720%
(4)Includes unamortized debt discounts and unamortized debt issuance costs related to outstanding notes and bonds listed in the table above and various financing arrangements related to subsidiaries.
The principal amount of long-term debt maturing in each of the next five years is $191 in 2026, $0 in 2027, $300 in 2028, $700 in 2029, and $0 in 2030.
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
The USD Term Loan Agreement provided for a $200 senior unsecured delayed draw term loan facility (the “USD Term Loan Facility”), under which any borrowings mature on November 22, 2026, unless earlier terminated in accordance with the provisions of the USD Term Loan Agreement. Commencing in 2025, the USD Term Loan Facility required quarterly principal payments through maturity based on a percentage of the original principal amount.
On December 27, 2023, the Company borrowed $200 under the USD Term Loan Facility. On December 20, 2024 and June 11, 2025, the Company completed early partial prepayments of its USD Term Loan in the aggregate principal amount of $60 and $75, respectively. These partial prepayments were each made at par value plus accrued interest of less than $1. Additionally, on September 18, 2025, the Company completed the early prepayment of the remaining amount outstanding under the USD Term Loan Facility in the aggregate principal amount of $63. This prepayment was made at par value plus accrued interest of less than $1.
Under the USD Term Loan Facility, loans bore interest at a base rate or a rate equal to Term SOFR plus adjustment, plus, in each case, an applicable margin based on the credit ratings of the Company’s outstanding senior unsecured long-term debt. Based on the Company’s long-term debt ratings, the applicable margin on base rate loans and Term SOFR loans was 0.375% and 1.375% per annum, respectively as of December 31, 2024. The Company entered into interest rate swaps to exchange the floating interest rates of the Term Loan Facilities to fixed interest rates. The fixed interest rate on the USD Term Loan was 5.670% as of December 31, 2024.
The amounts outstanding under the USD Term Loan Facility were $0 and $140 as of December 31, 2025 and December 31, 2024, respectively.
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
Under the JPY Term Loan Facility, loans bear interest at a rate equal to the Cumulative Compounded RFR Rate utilizing the Tokyo Overnight Average Rate plus an applicable margin based on the credit ratings of the Company’s outstanding senior unsecured long-term debt. Based on the Company’s long-term debt ratings, the applicable margin on loans under the JPY Term Loan Facility is 1.375% and 1.500% per annum as of December 31, 2025 and December 31, 2024, respectively. The Company entered into interest rate swaps to exchange the floating interest rates of the Term Loan Facilities to fixed interest rates. The fixed interest rate on the JPY Term Loan was 1.794% and 1.919% as of December 31, 2025 and December 31, 2024, respectively.
The amounts outstanding under the JPY Term Loan Facility were ¥29,702 million ($191) and ¥29,702 million ($188) as of December 31, 2025 and December 31, 2024, respectively.
Public Debt. On December 3, 2025, the Company completed the early redemption of all of the remaining outstanding principal amount of $625 of the 5.900% Notes due February 2027 (the “2027 Notes”) in accordance with the terms of the notes. The Company completed the redemption with the net proceeds from the offering of the 4.550% Notes due November 2032 (the “2032 Notes”) and cash on hand at an aggregate redemption price of approximately $652, including an early termination premium and accrued interest of approximately $15 and $12, respectively, which were recorded in Loss on debt redemption, and Interest expense, net, respectively, in the Statement of Consolidated Operations.
On November 12, 2025, the Company completed an offering of $500 aggregate principal amount of its 2032 Notes.
On August 23, 2024, the Company completed the early redemption of all of the remaining outstanding principal amount of approximately $577 of the 6.875% Notes due May 2025 (the “2025 Notes”) in accordance with the terms of the notes. The Company completed the redemption with the net proceeds from the aforementioned offering of the 4.850% Notes due October 2031 (the “2031 Notes”) and cash on hand at an aggregate redemption price of approximately $594, including accrued interest and an early termination premium of approximately $12 and $5, respectively, which were recorded in Interest expense, net, and Loss on debt redemption, respectively, in the Statement of Consolidated Operations.
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
Credit Facilities. On July 27, 2023, the Company entered into the Second Amended and Restated Five-Year Revolving Credit Agreement (as so amended and restated, the “Credit Agreement”) by and among the Company, a syndicate of lenders and issuers named therein, Citibank, N.A., as administrative agent for the lenders and issuers, and JPMorgan Chase Bank, N.A., as syndication agent. The Credit Agreement amended and restated the Company’s Amended and Restated Five-Year Revolving Credit Agreement, dated as of September 28, 2021, as amended by Amendment No. 1 to Credit Agreement, dated as of February 13, 2023. On February 9, 2026, the Company entered into the Third Amended and Restated Five-Year Revolving Credit Agreement by and among the Company, a syndicate of lenders and issuers named therein, Citibank, N.A., as administrative agent for the lenders and issuers, and JPMorgan Chase Bank, N.A., as syndication agent, which amended and restated the Credit Agreement. The description below applies to the Credit Agreement as in effect on December 31, 2025.
The Credit Agreement provides a $1,000 senior unsecured revolving credit facility (the “Credit Facility”) that matures on July 27, 2028, unless extended or earlier terminated in accordance with the provisions of the Credit Agreement. The Company may make two one-year extension requests during the term of the Credit Facility, with any extension being subject to the lender consent requirements set forth in the Credit Agreement. Subject to the terms and conditions of the Credit Agreement, the Company may from time to time request increases in commitments under the Credit Facility, not to exceed $500 in aggregate principal amount, and may also request the issuance of letters of credit, subject to a letter of credit sublimit of $500 of the Credit Facility. Under the provisions of the Credit Agreement, based on Howmet’s current long-term debt ratings, Howmet paid an annual fee of 0.110% of the total commitment to maintain the Credit Facility as of December 31, 2025.
The Credit Facility is unsecured and amounts payable under it will rank pari passu with all other unsecured, unsubordinated indebtedness of the Company. Borrowings under the Credit Facility may be denominated in U.S. dollars or euros. Loans will bear interest at a base rate or, in the case of U.S. dollar-denominated loans, a rate equal to the Term Secured Overnight Financing Rate (“SOFR”) plus adjustment or, in the case of euro-denominated loans, the Euro inter-bank offered rate (“EURIBOR”), plus, in each case, an applicable margin based on the credit ratings of the Company’s outstanding senior unsecured long-term debt. Based on Howmet’s current long-term debt ratings, there would be no applicable margin on base rate loans and the applicable margin on Term SOFR loans and EURIBOR loans would be 0.890% per annum. The applicable margin is subject to change based on the Company’s long-term debt ratings. Loans may be prepaid without premium or penalty, subject to customary breakage costs.
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
There were no amounts outstanding under the Credit Agreement as of December 31, 2025 and 2024, and no amounts were borrowed during 2025, 2024 or 2023 under the Credit Agreement. As of December 31, 2025, the Company was in compliance with all covenants under the Credit Agreement. Availability under the Credit Agreement could be reduced in future periods if the Company fails to maintain the required ratio referenced above.
On February 9, 2026, the Company entered into the Third Amended and Restated Five-Year Revolving Credit Agreement (as so amended and restated, the “5-Year Revolving Credit Agreement”) by and among the Company, a syndicate of lenders and issuers named therein, Citibank, N.A., as administrative agent for the lenders and issuers, and JPMorgan Chase Bank, N.A., as syndication agent, which amended and restated the Credit Agreement. The expiration of the 5-Year Revolving Credit Agreement was extended to February 9, 2031 under terms which are materially consistent with the Credit Agreement.
In addition, on February 9, 2026, the Company entered into the 364-Day Revolving Credit Agreement (the “364-Day Revolving Credit Agreement”) by and among the Company, a syndicate of lenders named therein, Citibank, N.A., as administrative agent for the lenders and issuers, and JPMorgan Chase Bank, N.A., as syndication agent. The 364-Day Revolving Credit Agreement provides a $600 senior unsecured revolving credit facility (the “364-Day Credit Facility”) and amounts payable under it will rank pari passu with all other unsecured, unsubordinated indebtedness of the Company. Borrowings under the 364-Day Credit Facility may be denominated in U.S. dollars or euros. Loans will bear interest at a base rate or, SOFR or the EURIBOR plus, in each case, an applicable margin based on the credit ratings of the Company’s outstanding senior unsecured long-term debt. Based on the Company’s current long-term debt ratings, there would be no applicable margin on base rate loans and the applicable margin on Term SOFR loans and EURIBOR loans would be 0.930% per annum. The applicable margin is subject to change based on the Company’s long-term debt ratings. Loans may be prepaid without premium or penalty, subject to customary breakage costs.
Commercial Paper. On April 4, 2024, the Company established a commercial paper program under which the Company may issue unsecured commercial paper notes (“commercial paper”) from time to time up to a maximum aggregate face amount of $1,000 outstanding at any time. The maturities of the commercial paper may vary but will not exceed 397 days from the date of issue and will rank equal in right of payment with all other unsecured senior indebtedness of the Company. The proceeds of the commercial paper is used for general corporate purposes.
There were no amounts outstanding under the commercial paper program as of December 31, 2025 or December 31, 2024.
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

The Company holds available-for-sale, exchange-traded fixed income securities, which are included in Other noncurrent assets in the Consolidated Balance Sheet. The Company sold securities of $10 and none during the years ended December 31, 2025 and 2024, respectively, which is included in Investing Activities of the Statement of Consolidated Cash Flows.
During 2025, the Company purchased a held-to-maturity, real estate debt investment from the U.K. pension plan’s trust for approximately $9, of which approximately $4 was redeemed. These activities are presented as Investing Activities in the Statement of Consolidated Cash Flows and the remaining investment is included in Prepaid expenses and other current assets and Other noncurrent assets, in the Consolidated Balance Sheet. The investment is valued at net asset value and reported at cost, which approximates the fair value as of December 31, 2025.
The fair value of Long-term debt, less Long-term debt due within one year, was based on quoted market prices for public debt and on interest rates that are currently available to Howmet for issuance of debt with similar terms and maturities for non-public debt.

		2025		2024
December 31,		Carrying value	Fair value	Carrying value	Fair value
Available-for-sale securities	Level 1	$18	$18	$25	$25
Held-to-maturity investments	Level 2	$5	$5	$—	$—
Long-term debt, less amount due within one year	Level 2	$2,859	$2,919	$3,309	$3,298
Restricted cash was $1, $1, and less than $1 in 2025, 2024, and 2023, respectively, and was recorded in Prepaid expenses and other current assets in the Consolidated Balance Sheet.
S. Cash Flow Information
Cash paid for interest and income taxes was as follows:

	2025	2024	2023
Interest, net of amounts capitalized	$157	$180	$221
Income taxes, net of amounts refunded	$312	$177	$104
The Company incurred capital expenditures which remain unpaid at December 31, 2025, 2024, and 2023 of $68, $97, and $72, respectively, and will result in cash outflows within investing activities in the Statement of Consolidated Cash Flows in subsequent periods. We offer voluntary supplier finance programs to suppliers who may elect to sell their receivables to third parties at the sole discretion of both the supplier and the third parties. The program is at no cost to the Company and provides additional liquidity to our suppliers, if they desire, at their cost. Under these programs, the Company pays the third party bank, rather than the supplier, the stated amount of the confirmed invoices on the original maturity date of the invoices. The Company or the third party bank may terminate a program upon at least 30 days’ notice. Supplier invoices under the program require payment in full no more than approximately 120 days of the invoice date. As of December 31, 2025 and 2024, supplier invoices that are subject to future payment under these programs were $266 and $268, respectively, and are included in Accounts payable, trade in the Consolidated Balance Sheet.
The rollforwards of the Company’s outstanding obligations confirmed as valid under its supplier financing program for the years ended December 31, 2025, and 2024 are as follows:

	2025	2024
Confirmed obligations outstanding at the beginning of the year	$268	$258
Invoices confirmed during the year	881	877
Confirmed invoices paid during the year	(883)	(867)
Confirmed obligations outstanding at the end of the year	$266	$268

T. Acquisitions
On December 22, 2025, the Company entered into an agreement with Stanley Black & Decker, Inc. (“Stanley Black & Decker”) to acquire Consolidated Aerospace Manufacturing, LLC (“CAM”), a wholly owned subsidiary of Stanley Black & Decker, for a cash purchase price of approximately $1,800 (the “Proposed CAM Acquisition”). The Proposed CAM Acquisition is expected to close in the first half of 2026, subject to customary closing conditions and regulatory approvals. Howmet intends to finance the Proposed CAM Acquisition through utilizing a variety of financing sources, which may include borrowing under its commercial paper program or debt facilities, the issuance of debt securities and cash on hand. On February 6, 2026, the Company acquired Brunner Manufacturing Co. Inc., a small privately-held manufacturer of high-quality fastener products in the U.S., for an all-cash purchase price of approximately $120. Both acquisitions will become part of the Fastening Systems segment.
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
The Company's remediation reserve balance was $16 and $19 as of December 31, 2025 and 2024, respectively, and was recorded in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet (of which $7 and $10, respectively, was classified as a current liability), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Payments related to remediation expenses applied against the reserve were $5 and $2 in 2025 and 2024, respectively, and included expenditures currently mandated, as well as those not required by any regulatory authority or third party.
Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be less than 1% of Cost of goods sold.
Tax. In December 2013 and 2014, the Company received audit assessment notices from the French Tax Authority (“FTA”) for the 2010 through 2012 tax years. In 2016, the Company appealed to the Committee of the Abuse of Tax Law, where it received a favorable nonbinding decision. The FTA disagreed with the Committee of the Abuse of Tax Law’s opinion, and the Company appealed to the Montreuil Administrative Court, where in 2020 the Company prevailed on the merits. The FTA appealed this decision to the Paris Administrative Court of Appeal in 2021. On March 31, 2023, the Company received an adverse decision from the Paris Administrative Court of Appeal. The Company appealed this decision to the French Administrative Supreme Court. The assessment amount was $17 (€16 million), including $10 (€9 million) of tax and interest up through 2017 and $7 (€7 million) of penalties. The Company estimated additional interest to be $2 (€2 million). On July 23, 2024, the Company received the French Administrative Supreme Court’s decision. That decision upheld the assessment of $10 (€9 million) of tax and interest, while cancelling the penalties of $7 (€7 million) and remanding the penalty assessment issue to the Paris Administrative Court of Appeal for reexamination. As a result, the Company has no further right to appeal the assessment of tax and interest but will continue to protest the penalties. On January 20, 2026, the Paris Administrative Court of Appeal held oral arguments in connection with cancelling the penalties assessed.
In 2023, the Company recorded an income tax reserve in Provision for income taxes in the Statement of Consolidated Operations of $21 (€19 million), which includes tax, estimated interest and penalties, for the 2010 through 2012 tax years, as well as the remaining tax years open for reassessment (2020-2023). In accordance with FTA dispute resolution practices, the Company paid the assessment amount including tax, interest, and penalties, to the FTA in December 2023. The Company is expecting to pay the additional interest related to the assessment in 2026. The Company also paid the estimated tax related to the 2020-2023 tax years in 2023. As of the third quarter of 2024, the Company no longer recorded an uncertain tax position related to the tax and interest assessed. In October 2024, the Company received a refund of the penalties that were remanded. We will continue to record an income tax reserve for penalties determined more than likely to be upheld, until the uncertain tax position is settled.

Legal Proceedings.
Indemnified Matters. The Separation and Distribution Agreement, dated October 31, 2016, that the Company entered into with Alcoa Corporation in connection with its separation from Alcoa Corporation, and the Separation and Distribution Agreement, dated March 31, 2020, that the Company entered into with Arconic Corporation in connection with its separation from Arconic Corporation, provide for cross-indemnities for claims subject to indemnification between the Company and Alcoa Corporation and between the Company and Arconic Corporation, respectively. To date, Alcoa Corporation and Arconic Corporation have fulfilled their respective indemnification obligations to the Company, and claims subject to indemnification by Alcoa Corporation or Arconic Corporation have not impacted the Company financially. Among other claims that are covered by these indemnities, Arconic Corporation indemnifies the Company (previously named Arconic Inc. and, prior to that, Alcoa Inc.) for all potential liabilities associated with the fire that occurred at the Grenfell Tower in London, U.K. on June 14, 2017 (“Grenfell Fire”), including the following:
(i) Regulatory Investigations. Arconic Architectural Products SAS (“AAP SAS”) (now a subsidiary of Arconic Corporation) supplied Reynobond PE to its customer who used the product as one component of the overall cladding system on Grenfell Tower. Regulatory Investigations into the overall Grenfell Fire are being conducted, including a criminal investigation by the London Metropolitan Police Service and a Public Inquiry by the British government (regarding which AAP SAS is a participant) (together, the “U.K. Proceedings”). On September 4, 2024, the Public Inquiry published its Phase 2 report on the Grenfell fire. (ii) United Kingdom Litigation. All personal injury claims on behalf of survivors and estates of decedents have been settled pursuant to terms of confidential settlement agreements and are discontinued and closed. On June 21, 2024, the Company was joined as a party to proceedings initiated by the Royal Borough of Kensington and Chelsea (RBKC) and Chelsea Tenant Management Organisation Ltd. (KCTMO) against AAP SAS and Whirlpool. On February 14, 2025, RBKC and KCTMO served their Particulars of Claim and Schedule of Loss on the defendants. On July 18, 2025, the Company and AAP SAS filed their defense and counterclaim against RBKC and KCTMO, and contribution claims against various co-defendants and other third parties. At a December 8, 2025 case management conference, the court set the following dates, among others: (i) RBKC to update its schedule of loss by February 27, 2026, and (ii) defenses to contribution claims and counterclaims to be filed by March 13, 2026. The next case management conference is scheduled for December 13, 2027. Trial is anticipated to occur between October 2028 and July 2029. (iii) Raul v. Albaugh, et al. (United States District Court for the District of Delaware). On June 22, 2018, a derivative complaint was filed nominally on behalf of Arconic Inc. by a purported Arconic Inc. stockholder against the then members of Arconic Inc.’s Board of Directors, Klaus Kleinfeld and Ken Giacobbe, naming Arconic Inc. as a nominal defendant. The complaint alleged violations of the federal securities laws relating to the Grenfell Fire, as well as claims under Delaware state law for breaches of fiduciary duty, gross mismanagement and abuse of control, and also alleges that the defendants improperly authorized the sale of Reynobond PE for unsafe uses. On May 23, 2025, the parties executed a Stipulation of Settlement, including all exhibits thereto (the “Stipulation of Settlement”), which was subsequently filed with the court, and on June 25, 2025, the parties executed and filed with the court an addendum to the Stipulation of Settlement, including amended exhibits to the stipulation, which incorporated a mediated agreed fee and expense amount for plaintiff’s counsel. On February 10, 2026, the court held a final settlement approval hearing, and the Stipulation of Settlement was approved. The Stipulation of Settlement has no material impact on the Company’s results of operations.
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
Commitments
Purchase & Other Obligations. Howmet has entered into commitments for raw materials, energy and other obligations, which total $154 in 2026, $43 in 2027, $40 in 2028, $40 in 2029, and none thereafter.
Operating Leases. See Note P for the operating lease future minimum contractual obligations.
Guarantees. As of December 31, 2025, Howmet had outstanding bank guarantees related to customs duties, plant expansion, rental, and environmental obligations. The total amount committed under these guarantees, which expire at various dates between 2026 and 2028, was $4 as of December 31, 2025.
Pursuant to the Separation and Distribution Agreement, dated as of October 31, 2016, between Howmet and Alcoa Corporation, Howmet was required to provide certain guarantees for Alcoa Corporation, which were included in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet. The remaining guarantee, which had a fair value of $5 and $6 as of December 31, 2025 and 2024, respectively, relates to a long-term energy supply agreement that expires in 2047 at an Alcoa

Corporation facility, for which the Company is secondarily liable in the event of a payment default by Alcoa Corporation. If the Company incurs any liability under this guarantee, Arconic Corporation is obligated to indemnify the Company for 50% of such liability. The Company currently views the risk of an Alcoa Corporation payment default on its obligations under the contract to be remote. The Company is required to provide a guarantee up to an estimated present value amount of approximately $1,141 and $1,121 as of December 31, 2025 and 2024, respectively, in the event of an Alcoa Corporation default. In the fourth quarter of 2025, 2024, and 2023, a surety bond with a limit of $80 relating to this guarantee was obtained by Alcoa Corporation to protect Howmet's obligation. This surety bond is expected to be renewed on an annual basis by Alcoa Corporation.
Letters of Credit. The Company has outstanding letters of credit, primarily related to workers’ compensation, environmental obligations, tax matters, and insurance obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates, primarily in 2026, was $76 as of December 31, 2025.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to retain letters of credit of $43 (which are included in the $76 in the above paragraph) that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims that occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation and letters of credit fees paid by the Company are proportionally billed to, and are reimbursed by, Arconic Corporation and Alcoa Corporation, respectively. Also, the Company was required to provide letters of credit for certain Arconic Corporation and Alcoa Corporation environmental obligations and, as a result, the Company has $9 of outstanding letters of credit relating to such liabilities (which are also included in the $76 in the above paragraph). Arconic Corporation and Alcoa Corporation are being billed for these letter of credit fees paid by the Company and will reimburse the Company for any payments made under these letters of credit.
Surety Bonds. The Company has outstanding surety bonds primarily related to customs duties, workers’ compensation, environmental-related matters, and contract performance. The total amount committed under these annual surety bonds, which automatically renew or expire at various dates, in 2026 and 2027, was $44 as of December 31, 2025.
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
See Note I regarding the share repurchases made in January and February 2026 and the retirement of 659,909 shares of Class A Preferred Stock. See Note Q regarding the extension of the 5-Year Revolving Credit Agreement and new 364-Day Revolving Credit Facility in February 2026. See Note T regarding a small privately-held fasteners company acquired in February 2026.

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
(b) Management’s Annual Report on Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting is included in Part II, Item 8 of this Form 10-K beginning on page 39.
(c) Attestation Report of the Registered Public Accounting Firm
The effectiveness of Howmet’s internal control over financial reporting as of December 31, 2025 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included in Part II, Item 8 of this Form 10-K beginning on page 40.
(d) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the fourth quarter of 2025, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
Rule 105b5-1 Trading Plans. During the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” as defined in Item 408(c) of Regulation S-K.
Credit Facilities. On February 9, 2026 , the Company entered into (i) the Third Amended and Restated Five-Year Revolving Credit Agreement (as so amended and restated, the “5-Year Revolving Credit Agreement”) by and among the Company, a syndicate of lenders and issuers named therein, Citibank, N.A., as administrative agent for the lenders and issuers, and JPMorgan Chase Bank, N.A., as syndication agent, which amended and restated the Company's Second Amended and Restated Five-Year Revolving Credit Agreement, dated as of July 27, 2023, and (ii) the 364-Day Revolving Credit Agreement (the “364-Day Revolving Credit Agreement”) by and among the Company, a syndicate of lenders named therein, Citibank, N.A., as administrative agent for the lenders and issuers, and JPMorgan Chase Bank, N.A., as syndication agent.
For more information see “Liquidity and Capital Resources—Credit Facilities” in Part II, Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations, which is incorporated herein by reference. The description of the 5-Year Revolving Credit Agreement and the 364-Day Revolving Credit Agreement is qualified in its entirety by reference to the full text of such documents, which are filed as Exhibits 10(b) and 10(c) to this Annual Report on Form 10-K and incorporated by reference herein.
Certificate of Retirement. On February 9, 2026, the Company filed a Certificate of Retirement (the “Certificate of Retirement”) with the Secretary of State of the State of Delaware to retire 659,909 shares of Serial Preferred Stock, with a par value of $100 per share (the “Serial Preferred Stock”), all of which had been designated as “$3.75 Cumulative Preferred Stock.” The Certificate of Incorporation of the Company provides that the shares of Serial Preferred Stock that have been redeemed shall not be reissued and accordingly, effective upon filing, the Certificate of Retirement amended the Certificate of Incorporation of the Company so as to reduce (i) the total authorized number of shares of Serial Preferred Stock from 660,000 to 91; (ii) the total authorized number of shares of $3.75 Preferred Stock from 660,000 to 91; and (iii) the total number of authorized shares of capital stock of the Company from 610,660,000 to 610,000,091.
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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table gives information about Howmet’s common stock that could be issued under the Company’s equity compensation plans as of December 31, 2025:
Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,125,517(1)	$23.27	18,044,495(2)
Equity compensation plans not approved by security holders	—	—	—
Total	2,125,517	$23.27	18,044,495
(1)    The Company’s equity compensation plan approved by security holders is the Howmet Aerospace Stock Incentive Plan, as Amended and Restated (approved by shareholders in May 2024, May 2019, May 2018, May 2016 and May 2013 and previously named the 2013 Howmet Aerospace Stock Incentive Plan) (the “Stock Incentive Plan”). Table amounts are comprised of the following:
•81,756 stock options;
•1,468,999 restricted share units; and
•574,762 performance share awards (163,143 granted in 2025 at target).
(2)     The Stock Incentive Plan authorizes, in addition to stock options, other types of stock-based awards in the form of stock appreciation rights, restricted shares, restricted share units, performance awards and other awards. The shares that remain available for issuance under the Stock Incentive Plan may be issued in connection with any one of these awards. Up to 66,666,666 shares may be issued under the plan. Any award other than an option or a stock appreciation right shall count as 2.33 shares. Options and stock appreciation rights shall be counted as one share for each option or stock appreciation right. In addition, the Stock Incentive Plan provides the following are available for grant under plan: (i) shares that are issued under the Stock Incentive Plan, which are subsequently forfeited, cancelled or expire in accordance with the terms of the award and (ii) shares that had previously been issued under prior plans that are outstanding as of the date of the Stock Incentive Plan which are subsequently forfeited, cancelled or expire in accordance with the terms of the award.
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
    (1) The Company’s consolidated financial statements, the notes thereto and the report of the Independent Registered Public Accounting Firm are on pages 40 through 83 of this report.
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

3(a)	Certificate of Incorporation of Howmet Aerospace Inc., as amended by the Certificate of Retirement of $3.75 Cumulative Preferred Stock of Howmet Aerospace Inc., dated February 9, 2026.

3(b)	Bylaws of Howmet Aerospace Inc., a Delaware corporation, incorporated by reference to Exhibit 3(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

4(a)	Form of Certificate for Shares of Common Stock of Howmet Aerospace Inc. (formerly known as Arconic Inc.), a Delaware corporation, incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated January 4, 2018.

4(b)	Bylaws. See exhibit 3(b) above.

4(c)	Form of Indenture, dated as of September 30, 1993, between Alcoa Inc. and The Bank of New York Trust Company, N.A., as successor to J. P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association), as successor Trustee to PNC Bank, National Association, as Trustee (undated form of Indenture incorporated by reference to Exhibit 4(a) to Registration Statement No. 33-49997 on Form S-3).

4(c)(1)	First Supplemental Indenture, dated as of January 25, 2007, between Alcoa Inc. and The Bank of New York Trust Company, N.A., as successor to J.P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association), as successor Trustee to PNC Bank, National Association, as Trustee, incorporated by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated January 25, 2007.

4(c)(2)	Second Supplemental Indenture, dated as of July 15, 2008, between Alcoa Inc. and The Bank of New York Mellon Trust Company, N.A., as successor in interest to J. P. Morgan Trust Company, National Association (formerly Chase Manhattan Trust Company, National Association, as successor to PNC Bank, National Association), as Trustee, incorporated by reference to Exhibit 4(c) to the Company’s Current Report on Form 8-K dated July 15, 2008.

4(c)(3)	Fourth Supplemental Indenture, dated as of December 31, 2017, between Arconic Inc., a Pennsylvania corporation, Arconic Inc., a Delaware corporation, and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K dated January 4, 2018.

4(c)(4)	Fifth Supplemental Indenture, dated as of April 16, 2020, between Howmet Aerospace Inc., a Delaware corporation, and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4(e) to the Company’s Registration Statement on Form S-3 (Registration Statement No. 333-237705) dated April 16, 2020.

4(c)(5)	Seventh Supplemental Indenture, dated as of November 12, 2025, between Howmet Aerospace Inc., a Delaware corporation, and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K dated November 12, 2025.

4(d)	Form of 6.75% Bonds Due 2028, incorporated by reference to Exhibit 4(d) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

4(e)	Form of 4.550% Notes due 2032, incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on November 12, 2025

4(f)	Form of 5.95% Notes Due 2037, incorporated by reference to Exhibit 4(f) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

4(g)	Form of 3.000% Notes due 2029, incorporated by reference to Exhibit 4.6 to the Company’s Current Report on Form 8-K dated September 1, 2021.

4(h)	Form of 4.850% Notes due 2031, incorporated by reference to Exhibit 4.6 to the Company's Current Report on Form 8-K filed on August 22, 2024.

4(i)	Description of Company Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10(a)
Second Amended and Restated Five-Year Revolving Credit Agreement, dated as of July 27, 2023, among Howmet Aerospace Inc., the lenders and issuers named therein, Citibank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 31, 2023.

10(b)	Third Amended and Restated Five-Year Revolving Credit Agreement, dated as of February 9, 2026, among Howmet Aerospace Inc., the lenders and issuers named therein, Citibank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent.

10(c)	364-Day Revolving Credit Agreement, dated as of February 9, 2026, among Howmet Aerospace Inc., the lenders named therein, Citibank, N.A., as administrative agent, and JPMorgan Chase Bank, N.A., as syndication agent.

10(d)
Term Loan Agreement, dated as of November 22, 2023, among Howmet Aerospace Inc, the lenders named therein, and Truist Bank, as administrative agent and syndication agent, incorporated by reference to Exhibit 10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

10(e)	Term Loan Agreement, dated as of November 22, 2023, among Howmet Aerospace Inc, the lenders named therein, and Sumitomo Mitsui Banking Corporation, as administrative agent, incorporated by reference to Exhibit 10(c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

10(f)	Howmet Aerospace Hourly Retirement Savings Plan, as Amended and Restated, effective January 1, 2021, incorporated by reference to Exhibit 10(g) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

10(f)(1)	First Amendment to the Howmet Aerospace Hourly Retirement Savings Plan, as Amended and Restated, incorporated by reference to Exhibit 10(g)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

10(f)(2)	Second Amendment to the Howmet Aerospace Hourly Retirement Savings Plan, as Amended and Restated, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

10(f)(3)	Third Amendment to the Howmet Aerospace Hourly Retirement Savings Plan, as Amended and Restated, incorporated by reference to Exhibit 10(f)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

10(f)(4)	Fourth Amendment to the Howmet Aerospace Hourly Retirement Savings Plan, as Amended and Restated, incorporated by reference to Exhibit 10(f)(4) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

10(f)(5)	Fifth Amendment to the Howmet Aerospace Hourly Retirement Savings Plan, as Amended and Restated, incorporated by reference to Exhibit 10(f)(5) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

10(f)(6)	Sixth Amendment to the Howmet Aerospace Hourly Retirement Savings Plan, as Amended and Restated.

10(g)	Howmet Aerospace Salaried Retirement Savings Plan, as Amended and Restated, effective January 1, 2021, incorporated by reference to Exhibit 10(g)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

10(g)(1)	First Amendment to the Howmet Aerospace Salaried Retirement Savings Plan, as Amended and Restated, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

10(g)(2)	Second Amendment to the Howmet Aerospace Salaried Retirement Savings Plan, as Amended and Restated, incorporated by reference to Exhibit 10(g)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

10(g)(3)	Third Amendment to the Howmet Aerospace Salaried Retirement Savings Plan, as Amended and Restated, incorporated by reference to Exhibit 10(g)(3) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

10(g)(4)	Fourth Amendment to the Howmet Aerospace Salaried Retirement Savings Plan, as Amended and Restated.

10(h)	Howmet Aerospace Excess Benefits Plan C (formerly known as the Arconic Employees’ Excess Benefits Plan C), as amended and restated effective August 1, 2016, incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10(h)(1)	First Amendment to Howmet Aerospace Excess Benefits Plan C (formerly known as the Arconic Employees’ Excess Benefits Plan C), effective January 1, 2018, incorporated by reference to Exhibit 10(l)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10(h)(2)	Second Amendment to Howmet Aerospace Excess Benefits Plan C (formerly known as the Arconic Employees’ Excess Benefits Plan C), effective January 1, 2018, incorporated by reference to Exhibit 10(l)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10(h)(3)	Third Amendment to Howmet Aerospace Excess Benefits Plan C (formerly known as the Arconic Employees’ Excess Benefits Plan C), effective March 31, 2018. incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 8, 2018.

10(i)	Non-Employee Director Compensation Policy, effective January 1, 2026, incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025.

10(j)	Amended and Restated Deferred Fee Plan for Directors, effective December 4, 2025.

10(k)	Fee Continuation Plan for Non-Employee Directors, incorporated by reference to Exhibit 10(k) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1989.

10(k)(1)	Amendment to Fee Continuation Plan for Non-Employee Directors, effective November 10, 1995, incorporated by reference to Exhibit 10(i)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.

10(k)(2)	Second Amendment to the Fee Continuation Plan for Non-Employee Directors, effective September 15, 2006, incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated September 20, 2006.

10(l)	Howmet Aerospace Deferred Compensation Plan, as amended and restated February 1, 2020, incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

10(l)(1)	First Amendment to the Howmet Aerospace Deferred Compensation Plan, as Amended and Restated, incorporated by reference to Exhibit 10(m)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

10(l)(2)	Second Amendment to the Howmet Aerospace Deferred Compensation Plan, as Amended and Restated, incorporated by reference to Exhibit 10(m)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024

10(m)	Summary of the Executive Split Dollar Life Insurance Plan, dated November 1990, incorporated by reference to Exhibit 10(m) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1990.

10(n)	Amended and Restated Dividend Equivalent Compensation Plan, effective January 1, 1997, incorporated by reference to Exhibit 10(h) to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004.

10(o)	Form of Indemnity Agreement between the Company and individual directors or officers, incorporated by reference to Exhibit 10(j) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1987.

10(p)	Form of Indemnification Agreement between the Company and individual directors or officers, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated January 25, 2018.

10(q)	Howmet Aerospace Supplemental Pension Plan for Senior Executives (formerly known as the Arconic Supplemental Pension Plan for Senior Executives), as amended and restated effective August 1, 2016, incorporated by reference to Exhibit 10(v) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10(q)(1)	First Amendment to Howmet Aerospace Supplemental Pension Plan for Senior Executives (formerly known as the Arconic Supplemental Pension Plan for Senior Executives), effective January 1, 2018, incorporated by reference to Exhibit 10(x)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10(q)(2)	Second Amendment to Howmet Aerospace Supplemental Pension Plan for Senior Executives (formerly known as the Arconic Supplemental Pension Plan for Senior Executives), effective January 1, 2018, incorporated by reference to Exhibit 10(x)(2) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10(r)	Deferred Fee Estate Enhancement Plan for Directors, effective July 10, 1998, incorporated by reference to Exhibit 10(r) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

10(s)
Howmet Aerospace Inc. Change in Control Severance Plan, as Amended and Restated, effective September 17, 2021, incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on September 23, 2021.

10(t)
Howmet Aerospace Inc. Executive Severance Plan, as Amended and Restated, effective September 17, 2021, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on September 23, 2021.

10(u)	Letter Agreement, by and between Arconic Inc. and Michael N. Chanatry, dated as of March 20, 2018, incorporated by reference to Exhibit 10(w) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

10(u)(1)	Restricted Share Unit Retention Award Agreement with Michael N. Chanatry, dated as of April 15, 2024. incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024.

10(v)	Letter Agreement, by and between Arconic Inc. and John C. Plant, dated as of February 13, 2019, incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10(w)	Letter Agreement, by and between Arconic Inc. and John C. Plant, dated as of August 1, 2019, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated August 2, 2019.

10(x)	Letter Agreement, by and between Arconic Inc. and John C. Plant, dated as of February 24, 2020, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated February 25, 2020.

10(y)	Letter Agreement between Howmet Aerospace Inc. and John C. Plant, dated as of June 9, 2020, incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on June 12, 2020.

10(z)	Letter Agreement, by and between Howmet Aerospace Inc. and John C. Plant, dated as of October 14, 2021, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 14, 2021.

10(aa)	Letter Agreement, by and between Howmet Aerospace Inc. and John C. Plant, dated as of December 2, 2022, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 8, 2022.

10(bb)	Restricted Share Unit Award Agreement with John C. Plant as of February 15, 2024, incorporated by reference to Exhibit 10(dd) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

10(cc)	Letter Agreement, by and between Howmet Aerospace Inc. and John C. Plant, dated as of June 23, 2025, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 27, 2025.

10(dd)	Letter Agreement, by and between Arconic Inc. and Neil E. Marchuk, dated as of February 13, 2019, incorporated by reference to Exhibit 10(c) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.

10(dd)(1)	Restricted Share Unit Retention Award Agreement with Neil E. Marchuk, dated as of October 21, 2024, incorporated by reference to Exhibit 10(ee)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

10(ee)	Howmet Aerospace Inc. Legal Fee Reimbursement Plan (formerly known as the Arconic Inc. Legal Fee Reimbursement Plan), effective as of April 30, 2018, incorporated by reference to Exhibit 10(b) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

10(ff)	Howmet Aerospace Inc. 2020 Annual Cash Incentive Plan, as Amended and Restated, incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025.

10(gg)	Howmet Aerospace Stock Incentive Plan, as Amended and Restated, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 29, 2024.

10(hh)	Terms and Conditions for Stock Option Awards under the 2013 Howmet Aerospace Stock Incentive Plan, effective July 22, 2016, incorporated by reference to Exhibit 10(d) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.

10(ii)	Global Stock Option Award Agreement, effective January 19, 2018, incorporated by reference to Exhibit 10(uu) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

10(jj)	Form of Stock Option Award Agreement, incorporated by reference to Exhibit 10(f) to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.

10(kk)	Terms and Conditions for Restricted Share Units for Annual Director Awards under the 2013 Howmet Aerospace Stock Incentive Plan, as Amended and Restated, effective December 5, 2017, incorporated by reference to Exhibit 10(a) to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018.

10(ll)	Terms and Conditions for Deferred Fee Restricted Share Units for Director Awards under the 2013 Howmet Aerospace Stock Incentive Plan, effective November 30, 2016, incorporated by reference to Exhibit 10(ww) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

10(mm)	Global Restricted Share Unit Award Agreement, effective September 30, 2020, incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10(nn)	Global Stock Option Award Agreement, effective September 30, 2020, incorporated by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10(oo)	Global Special Retention Award Agreement, effective September 30, 2020, incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10(pp)	Terms and Conditions for Restricted Share Units, effective September 30, 2020, incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020.

10(qq)	Global Restricted Share Unit Award Agreement, effective December 7, 2023, incorporated by reference to Exhibit 10(ss) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

10(rr)	Global Special Retention Award Agreement, effective December 7, 2023, incorporated by reference to Exhibit 10(tt) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

10(ss)	Form of Special Retention Award Agreement, incorporated by reference to Exhibit 10(tt)(1) to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

10(tt)	Form of Confidentiality, Non-Competition, and Non-Solicitation Agreement, incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021.

10(uu)
Letter Agreement, by and between Howmet Aerospace Inc. and Patrick Winterlich, dated as of October 20, 2025, incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 22, 2025.

19	Howmet Aerospace Insider Trading Policy, incorporated by reference to Exhibit 19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

21	Subsidiaries of the Registrant.

23	Consent of Independent Registered Public Accounting Firm.

24	Power of Attorney.

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97	Executive Officer Incentive Compensation Recovery Policy, incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

101. INS	Inline XBRL Instance Document.

101. SCH	Inline XBRL Taxonomy Extension Schema Document.

101. CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page of this Annual Report on Form 10-K for the year ended December 31, 2025 (formatted in Inline XBRL and contained in Exhibit 101).
 * Exhibit Nos. 10(f) through 10(uu) are management contracts or compensatory plans required to be filed as Exhibits to this Form 10-K.
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

HOWMET AEROSPACE INC.

February 12, 2026	By	/s/ Barbara L. Shultz
Barbara L. Shultz
Vice President and Controller (Also signing as Principal Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ John C. Plant		February 12, 2026
John C. Plant	Executive Chairman and Chief Executive Officer (Principal Executive Officer and Director)
/s/ Patrick Winterlich		February 12, 2026
Patrick Winterlich	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
James F. Albaugh, Amy E. Alving, Sharon R. Barner, Joseph S. Cantie, Robert F. Leduc, Jody G. Miller, Ulrich R. Schmidt and Gunner S. Smith, each as a Director, on February 12, 2026, by Barbara L. Shultz, their Attorney-in-Fact.*

*By	/s/ Barbara L. Shultz
Barbara L. Shultz
Attorney-in-Fact