Form 10-Q
period 2026-03-31
Howmet Aerospace Inc.
filed 2026-05-07
CIK 4281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of May 4, 2026, there were 400,107,483 shares of common stock, par value $1.00 per share, of the registrant outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.
Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Operations (unaudited)
(in millions, except per-share amounts)

	First quarter ended
	March 31,
	2026	2025
Sales (D)	$2,313	$1,942
Cost of goods sold (exclusive of expenses below)	1,459	1,290
Selling, general administrative, and other expenses	111	85
Research and development expenses	9	8
Provision for depreciation and amortization	74	69
Restructuring and other credits (E)	(93)	(4)
Operating income	753	494
Interest expense, net	43	39
Other expense, net (G)	2	9
Income before income taxes	708	446
Provision for income taxes (H)	128	102
Net income	$580	$344

Amounts Attributable to Howmet Aerospace Common Shareholders (I):
Net income	$580	$343
Earnings per share:
Basic	$1.45	$0.85
Diluted	$1.44	$0.84
Average Shares Outstanding (I):
Basic	401	405
Diluted	403	407
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Comprehensive Income (unaudited)
(in millions)

	First quarter ended
	March 31,
	2026	2025
Net income	$580	$344
Other comprehensive (loss) income, net of tax (J):
Change in unrecognized net actuarial loss and prior service cost related to pension and other postretirement benefits	4	3
Foreign currency translation adjustments	(32)	45
Net change in unrecognized gains on cash flow hedges	10	—
Total Other comprehensive (loss) income, net of tax	(18)	48
Comprehensive income	$562	$392
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Consolidated Balance Sheet (unaudited)
(in millions)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$2,435	$742
Receivables from customers, less allowances of $— in both 2026 and 2025 (K)	940	779
Inventories (L)	1,975	1,849
Prepaid expenses and other current assets	307	409
Total current assets	5,657	3,779
Properties, plants, and equipment, net (M)	2,614	2,593
Goodwill	4,078	4,022
Deferred income taxes	35	40
Intangibles, net	451	457
Other noncurrent assets (N)	232	288
Total assets	$13,067	$11,179
Liabilities
Current liabilities:
Accounts payable, trade (Q)	$1,058	$845
Accrued compensation and retirement costs	263	343
Taxes, including income taxes (H)	81	77
Accrued interest payable	39	47
Deferred revenue	129	147
Other current liabilities (N)(Q)	109	121
Long-term debt due within one year (O)	186	191
Short-term borrowings (O)	450	—
Total current liabilities	2,315	1,771
Long-term debt, less amount due within one year (O)(P)	4,050	2,859
Accrued pension benefits (F)	533	546
Accrued other postretirement benefits (F)	36	38
Other noncurrent liabilities and deferred credits (N)	611	612
Total liabilities	7,545	5,826
Contingencies and commitments (Q)
Equity
Howmet Aerospace shareholders’ equity:
Common stock	401	402
Additional capital	2,187	2,531
Retained earnings	4,625	4,093
Accumulated other comprehensive loss (J)	(1,691)	(1,673)
Total equity	5,522	5,353
Total liabilities and equity	$13,067	$11,179
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)

	First quarter ended
	March 31,
	2026	2025
Operating activities
Net income	$580	$344
Adjustments to reconcile net income to cash provided from operations:
Depreciation and amortization	74	69
Deferred income taxes	15	18
Restructuring and other credits	(93)	(4)
Net realized and unrealized losses	4	5
Net periodic pension cost (F)	11	10
Stock-based compensation	21	14
Other	3	3
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
Increase in receivables (K)	(164)	(189)
Increase in inventories (L)	(110)	(49)
(Increase) decrease in prepaid expenses and other current assets	(12)	24
Increase in accounts payable, trade	220	58
Decrease in accrued expenses	(100)	(91)
Increase in taxes, including income taxes	26	60
Increase in noncurrent assets	(5)	(1)
Decrease in noncurrent liabilities	(17)	(18)
Cash provided from operations	453	253
Financing Activities
Net change in commercial paper (O)	450	—
Additions to debt (O)	1,200	—
Repurchases and payments on debt (O)	—	(1)
Debt issuance costs (O)	(12)	—
Repurchases of common stock	(300)	(125)
Dividends paid to shareholders	(48)	(42)
Taxes paid for net share settlement of equity awards	(64)	—
Other	—	1
Cash provided from (used for) financing activities	1,226	(167)
Investing Activities
Capital expenditures (D)	(94)	(119)
Acquisitions, net of cash acquired (C)	(118)	—
Proceeds from the sale of assets and businesses (C)	225	5
Sale of investments	2	—
Other	(1)	(1)
Cash provided from (used for) investing activities	14	(115)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	1
Net change in cash, cash equivalents and restricted cash	1,693	(28)
Cash, cash equivalents and restricted cash at beginning of period	743	565
Cash, cash equivalents and restricted cash at end of period	$2,436	$537

The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(in millions, except per-share amounts)

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2024	$55	$405	$3,206	$2,766	$(1,878)	$4,554
Net income	—	—	—	344	—	344
Other comprehensive income (J)	—	—	—	—	48	48
Cash dividends declared:
Preferred-Class A @ $0.9375 per share	—	—	—	(1)	—	(1)
Common @ $0.10 per share	—	—	—	(41)	—	(41)
Repurchase and retirement of common stock (I)	—	(1)	(125)	—	—	(126)
Stock-based compensation	—	—	14	—	—	14
Balance at March 31, 2025	$55	$404	$3,095	$3,068	$(1,830)	$4,792

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2025	$—	$402	$2,531	$4,093	$(1,673)	$5,353
Net income	—	—	—	580	—	580
Other comprehensive loss (J)	—	—	—	—	(18)	(18)
Cash dividends declared:
Common @ $0.12 per share	—	—	—	(48)	—	(48)
Repurchase and retirement of common stock (I)	—	(1)	(301)	—	—	(302)
Stock-based compensation	—	—	21	—	—	21
Common stock issued: compensation plans	—	—	(64)	—	—	(64)
Balance at March 31, 2026	$—	$401	$2,187	$4,625	$(1,691)	$5,522
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Notes to the Consolidated Financial Statements (unaudited)
(U.S. dollars in millions, except share and per-share amounts)
A. Basis of Presentation
The interim Consolidated Financial Statements of Howmet Aerospace Inc. and its subsidiaries (“Howmet” or the “Company” or “we” or “our”) are unaudited. These Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2025 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). This Form 10-Q report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”), which includes all disclosures required by GAAP. Certain amounts in previously issued financial statements were reclassified to conform to the current period presentation.
In the first quarter ended March 31, 2026, the Company derived approximately 68% of its revenue from products sold to the commercial and defense aerospace markets. The timing and level of future aircraft builds by original equipment manufacturers (“OEMs”) are subject to changes and uncertainties, including but not limited to geopolitical tensions or volatility in global energy and raw material markets, which may cause our future results to differ from prior periods due to changes in product mix in certain segments.
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
B. Recently Issued Accounting Guidance
Issued
In December 2025, the Financial Accounting Standards Board (“FASB”) issued guidance to establish the recognition, measurement, and presentation of government grants received by business entities. These changes become effective for fiscal years beginning after December 15, 2028 for interim and annual reporting periods. Management has concluded these changes will not have a material impact on the Consolidated Financial Statements.
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

C. Acquisitions and Divestitures
Acquisitions
On February 6, 2026, the Company acquired all of the stock of Brunner Manufacturing Co. Inc. (“Brunner”), a privately-held manufacturer of high-quality fastener products in Wisconsin, for an all-cash purchase price of approximately $120, net of cash and cash equivalents acquired of $2. The Company’s preliminary allocation of the purchase price, based upon the estimated fair value of assets acquired and liabilities assumed, is as follows:

Assets Acquired
Receivables from customers	$6
Inventories	26
Properties, plants, and equipment	19
Other noncurrent assets	6
Total Assets Acquired	57
Liabilities Assumed	11

Net Assets Acquired	$46

Goodwill	$72
The final allocation of the purchase price will be based on management’s best estimates, including a valuation of the assets acquired and liabilities assumed, and may result in the identification of other intangible assets, and other studies related to potential environmental and contingent liabilities. The valuation is expected to be completed by the end of 2026. The Brunner acquisition has been included in the operations of the Fastening Systems segment since the date of acquisition, with revenue primarily included within Other in end-market revenue (See Note D).
On April 6, 2026, Howmet completed its previously announced stock purchase of Consolidated Aerospace Manufacturing, LLC (“Consolidated Aerospace Manufacturing” or “CAM”), a wholly-owned subsidiary of Stanley Black & Decker, Inc. (“Stanley Black & Decker”), for a cash purchase price of approximately $1,800 (the “CAM Acquisition”), subject to customary adjustments. CAM is a global aerospace manufacturer focused on highly-engineered, mission-critical parts used in aerospace markets, such as fasteners, fluid fittings and connectors, and other engineered products. This acquisition expands Howmet’s aerospace fastening systems portfolio and increases exposure to key aircraft and defense programs. Howmet financed the CAM Acquisition through utilizing a variety of financing sources, which include the notes issued in March 2026, borrowings under its commercial paper program (See Note O), and cash on hand. The CAM operations will be included in the Fastening Systems segment in the second quarter of 2026. A portion of the goodwill relating to this transaction will be deductible for income tax purposes. The allocation of the purchase price has not yet been determined but will be based on management’s best estimates, including a valuation of the assets acquired and liabilities assumed, and may result in the identification of other intangible assets, and other studies related to potential environmental and contingent liabilities.
Divestitures
On March 31, 2026, the Company completed the sale of its disk forging facility in Savannah, Georgia for $230 (of which approximately $225 was received in the first quarter of 2026, with the remainder expected in the fourth quarter of 2026). This resulted in a gain of $93 in the first quarter of 2026 that was recorded in Restructuring and other credits in the Statement of Consolidated Operations. This business had net assets of approximately $92, and the sale resulted in a reduction of goodwill in the Engineered Structures reporting unit of approximately $41. The sale remains subject to certain post-closing adjustments. This business was reclassified to assets and liabilities of operations held for sale, primarily included in Prepaid expenses and other current assets in the fourth quarter of 2025.

D. Segment Information
Howmet is a global leader in lightweight metals engineering and manufacturing. Howmet’s innovative, multi-material products, which include nickel, titanium, aluminum, and cobalt, are used worldwide in the aerospace (commercial and defense), commercial transportation, gas turbines, and other markets. Segment performance under Howmet’s management reporting system is evaluated based on Segment Adjusted EBITDA. The Company’s Chief Executive Officer, who has been determined to be our Chief Operating Decision Maker (“CODM”), believes that Segment Adjusted EBITDA provides information with respect to the Company’s operating performance and the Company’s ability to meet its financial obligations. Howmet’s definition of Segment Adjusted EBITDA is defined as Operating Income excluding Restructuring and other credits, Provision for depreciation and amortization, and Special items. Special items, including Restructuring and other credits, are excluded from Segment Adjusted EBITDA. Current and prior periods’ Segment Adjusted EBITDA calculations have not changed although the definitions have been simplified. The Company’s CODM considers forecast-to-actual variances for Segment Adjusted EBITDA when allocating resources across the Company’s reportable segments. Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Differences between the total segment and consolidated totals are in Corporate.
In the first quarter of 2026, the Company’s CODM reorganized Howmet’s segments by moving a titanium alloy location from Engine Products to Engineered Structures as it better aligns with the operations of the Engineered Structures segment. The comparable periods of Engine Products and Engineered Structures have been recast to reflect the new alignment. The recasting had no impact on the Company’s consolidated results, financial position or cash flows.
Howmet’s operations consist of four worldwide reportable segments as follows:
Engine Products
Engine Products produces investment castings, including airfoils, and seamless rolled rings primarily for aircraft engines and gas turbine applications. Engine Products produces rotating parts, as well as structural parts.
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
Engineered Structures
Engineered Structures produces titanium ingots and mill products for aerospace and defense applications and is vertically integrated to produce titanium forgings, titanium extrusions, and machining services for airframe, wing, aero-engine, and landing gear components. Engineered Structures also produces aluminum forgings and aluminum machined components and assemblies for aerospace and defense applications.
Forged Wheels
Forged Wheels provides forged aluminum wheels and related products for heavy-duty trucks and the commercial transportation market.

The operating results of the Company’s reportable segments were as follows:

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
First quarter ended March 31, 2026
Sales:
Third-party sales	$1,253	$471	$294	$295	$2,313
Inter-segment sales	2	—	8	—	10
Total sales	$1,255	$471	$302	$295	$2,323
Expenses:
Segment Adjusted cost of goods sold(1)	$765	$289	$226	$195	$1,475
Other segment items(2)	32	32	10	10	84
Profit and loss:
Segment Adjusted EBITDA	$458	$150	$66	$90	$764
Provision for depreciation and amortization	38	13	10	11	72
Restructuring and other credits	—	—	(93)	—	(93)
Other:
Capital expenditures	$59	$17	$12	$3	$91
Total assets	5,698	2,902	1,300	723	10,623

First quarter ended March 31, 2025
Sales:
Third-party sales	$974	$412	$304	$252	$1,942
Inter-segment sales	2	—	7	—	9
Total sales	$976	$412	$311	$252	$1,951
Expenses:
Segment Adjusted cost of goods sold(1)	$633	$256	$236	$174	$1,299
Other segment items(2)	25	29	8	10	72
Profit and loss:
Segment Adjusted EBITDA	$318	$127	$67	$68	$580
Provision for depreciation and amortization	33	12	13	10	68
Restructuring and other credits	—	—	(4)	—	(4)
Other:
Capital expenditures	$85	$10	$6	$15	$116
Total assets	5,279	2,741	1,469	728	10,217
(1)Segment Adjusted cost of goods sold is exclusive of Provision for depreciation and amortization, Restructuring and other credits, and Corporate expenses.
(2)Other segment items includes Selling, general administrative, and other expenses, and Research and development expenses; exclusive of Provision for depreciation and amortization, and Restructuring and credits.

The following table reconciles Total Segment Adjusted EBITDA to Income before income taxes. Differences between the total segment and consolidated totals are in Corporate.

	First quarter ended
	March 31,
	2026	2025
Total Segment Adjusted EBITDA	$764	$580
Segment provision for depreciation and amortization	(72)	(68)
Unallocated amounts:
Restructuring and other credits	93	4
Corporate expense(1)	(32)	(22)
Operating income	$753	$494
Interest expense, net	(43)	(39)
Other expense, net	(2)	(9)
Income before income taxes	$708	$446
(1)    Corporate expense includes selling, general administrative and other expenses, costs of corporate headquarters, acquisition and acquisition-related costs, costs associated with closures, supply chain disruptions, and other items.
The following table reconciles total segment capital expenditures with Capital expenditures as presented in the Statement of Consolidated Cash Flows.

	First quarter ended
	March 31,
	2026	2025
Total segment capital expenditures	$91	$116
Corporate	3	3
Capital expenditures	$94	$119
The following table disaggregates segment revenue by major market served. Differences between the total segment and consolidated totals are in Corporate.

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
First quarter ended March 31, 2026
Aerospace - Commercial	$702	$322	$191	$—	$1,215
Aerospace - Defense	238	51	77	—	366
Commercial Transportation	—	51	—	295	346
Gas Turbines	284	—	—	—	284
Other	29	47	26	—	102
Total end-market revenue	$1,253	$471	$294	$295	$2,313

First quarter ended March 31, 2025
Aerospace - Commercial	$535	$275	$206	$—	$1,016
Aerospace - Defense	211	42	80	—	333
Commercial Transportation	—	53	—	252	305
Gas Turbines	204	—	—	—	204
Other	24	42	18	—	84
Total end-market revenue	$974	$412	$304	$252	$1,942
The Company derived 68% and 69% of its revenue from the aerospace (commercial and defense) markets for the first quarter ended March 31, 2026 and 2025, respectively.

GE Aerospace and RTX Corporation represented approximately 14% and 10%, respectively, of the Company’s third-party sales in the first quarter ended March 31, 2026. RTX Corporation and GE Aerospace and each represented approximately 11% and 10%, respectively, of the Company’s third-party sales in the first quarter ended March 31, 2025. These sales were primarily from the Engine Products segment.
E. Restructuring and Other Credits

	First quarter ended
	March 31,
	2026	2025
Reversals of previously recorded layoff reserves	$—	$(1)
Net gains related to divestitures of assets and businesses (C)	(93)	(3)
Total restructuring and other credits	$(93)	$(4)
In the first quarter of 2026, the Company recorded Restructuring and other credits of $93, which were primarily due to a gain on the sale of its disk forging facility in Savannah, Georgia within Engineered Structures of $93.
In the first quarter of 2025, the Company recorded Restructuring and other credits of $4, which were primarily due to a gain on the sale of assets at a small U.K. manufacturing facility in Engineered Structures of $3 and a reversal of $1 for a layoff reserve related to a prior period.

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2025	$1	$—	$1
Restructuring credits	—	(93)	(93)
Other(1)	—	93	93
Reserve balances at March 31, 2026	$1	$—	$1
(1)In the first quarter ended March 31, 2026, other for other exit costs were primarily due to a gain on the sale of the disk forging facility in Savannah, Georgia within Engineered Structures of $93.
The remaining reserves as of March 31, 2026 are expected to be paid in cash during the remainder of 2026.
F. Retirement and Other Postretirement Benefits
The components of net periodic cost (benefit) were as follows:

	First quarter ended
	March 31,
	2026	2025
Pension benefits
Service cost	$—	$1
Interest cost	16	19
Expected return on plan assets	(14)	(17)
Recognized net actuarial loss	9	7
Net periodic cost(1)	$11	$10

Other postretirement benefits
Service cost	$—	$—
Interest cost	1	1
Recognized net actuarial gain	(2)	(2)
Amortization of prior service benefit	(2)	(2)
Net periodic benefit(1)	$(3)	$(3)
(1)Service cost was included within Cost of goods sold; all other cost components were recorded in Other expense, net in the Statement of Consolidated Operations.

For the first quarter ended March 31, 2026 and March 31, 2025, Howmet’s combined pension contributions and other postretirement benefit payments were approximately $3 and $1, respectively.
G. Other Expense, Net

	First quarter ended
	March 31,
	2026	2025
Non-service costs - pension and other postretirement benefits (F)	$8	$6
Interest income	(10)	(4)
Foreign currency losses, net	1	—
Net realized and unrealized losses	4	5
Deferred compensation	(1)	2
Total other expense, net	$2	$9
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
The estimated annual effective tax rate, before discrete items, applied to ordinary income was 21.1% in the first quarter ended March 31, 2026, and 20.8% in the first quarter ended March 31, 2025.
The 2026 rate was higher than the U.S. federal statutory rate of 21% primarily due to incremental state income tax, nondeductible expenses, and foreign earnings subject to tax in jurisdictions with tax rates higher than the U.S. federal statutory rate of 21%, partially offset by a U.S. deduction on Foreign-Derived Deduction Eligible Income (“FDDEI”) formerly known as Foreign-Derived Intangible Income (“FDII”), and a net benefit related to U.S. federal and state research and development (“R&D”) credits. The 2025 rate was lower than the U.S. federal statutory rate of 21% primarily due to a U.S. deduction on FDII, a net benefit related to U.S. federal and state R&D credits, and a U.S. tax benefit recognized for foreign tax credits, partially offset by incremental state income tax, additional U.S. tax on Global Intangible Low-Taxed Income (“GILTI”) and other foreign earnings, nondeductible expenses, and foreign earnings subject to tax in jurisdictions with tax rates higher than the U.S. federal statutory rate of 21%. The 2026 rate was higher than the 2025 rate primarily due to increased state income tax and nondeductible expenses.
For the first quarter of 2026 and 2025, the tax rate including discrete items was 18.1% and 22.9%, respectively. In the first quarter of 2026, the Company recorded a discrete excess tax benefit of $21 for stock compensation. In the first quarter of 2025, the Company recorded a discrete net tax charge of $9 primarily attributable to a $6 net charge related to the expiration of a tax holiday in China, a $2 charge for a tax reserve established in Germany, and a net tax charge of $1 for other small items.
The tax provision was comprised of the following:

	First quarter ended
	March 31,
	2026	2025
Pre-tax income at estimated annual effective income tax rate before discrete items	$149	$93
Other discrete items	(21)	9
Provision for income taxes	$128	$102

I. Earnings Per Share and Common Stock
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
The information used to compute basic and diluted EPS attributable to Howmet common shareholders was as follows (shares in millions in the table below):

	First quarter ended
	March 31,
	2026	2025
Net income	$580	$344
Less: preferred stock dividends declared	—	1
Net income available to Howmet Aerospace common shareholders - basic and diluted	$580	$343

Average shares outstanding - basic	401	405
Effect of dilutive securities:
Stock and performance awards	2	2
Average shares outstanding - diluted	403	407
There were no shares relating to outstanding stock options excluded from the calculation of average shares outstanding - diluted for the first quarter ended March 31, 2026 and 2025.
Common stock outstanding as of March 31, 2026 and 2025 was 401 million and 404 million, respectively. Howmet redeemed all outstanding shares of its $3.75 Cumulative Class A Preferred Stock on December 17, 2025. There is no preferred stock outstanding as of March 31, 2026.
The Company has a Share Repurchase Program (the “Share Repurchase Program”) under which the Company may repurchase shares by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements, or other derivative transactions. There is no stated expiration for the Share Repurchase Program. Under the Share Repurchase Program, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the Share Repurchase Program may be suspended, modified, or terminated at any time without prior notice.
The following table provides details for share repurchases made for the periods presented:

	Number of shares(1)	Average price per share(2)	Total
2026 open market repurchases as of March 31, 2026	1,301,914	$230.43	$300

2025 open market repurchases as of March 31, 2025	1,006,102	$124.24	$125
(1)All of the shares repurchased have been retired.
(2)Excludes commissions cost.
The Share Repurchase Program was authorized by the Company’s Board of Directors in August 2021 at $1,500, which was increased by the Board by $2,000 in July 2024 to a total authorization of $3,500. As of May 4, 2026, the Company has approximately $1,047 in Board authorization remaining available after giving effect to the additional $150 share repurchases made in April 2026 at an average price per share of $246.18, which retired approximately 0.6 million additional shares.
As average shares outstanding are used in the calculation for both basic and diluted EPS, the full impact of share repurchases and issuances is not fully realized in EPS in the period of repurchase or issuance since share activity may occur at varying points during a period.
The Company recorded $2 in the first quarter ended March 31, 2026 and $1 in the first quarter ended March 31, 2025 to additional capital for excise tax on net repurchases.

J. Accumulated Other Comprehensive Loss
The following table details the activity of the three components that comprise Accumulated other comprehensive loss:

	First quarter ended
	March 31,
	2026	2025
Pension and other postretirement benefits (F)
Balance at beginning of period	$(592)	$(672)
Other comprehensive income (loss):
Unrecognized net actuarial loss and prior service benefit	—	(1)
Tax benefit	—	1
Total Other comprehensive income before reclassifications, net of tax	—	—
Amortization of net actuarial loss and prior service benefit(1)	5	3
Tax expense(2)	(1)	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(3)	4	3
Total Other comprehensive income	4	3
Balance at end of period	$(588)	$(669)
Foreign currency translation
Balance at beginning of period	$(1,052)	$(1,207)
Other comprehensive (loss) income(4)	(32)	45
Balance at end of period	$(1,084)	$(1,162)
Cash flow hedges
Balance at beginning of period	$(29)	$1
Other comprehensive income (loss):
Net change from periodic revaluations(5)	13	(1)
Tax expense	(3)	—
Total Other comprehensive income (loss) before reclassifications, net of tax	10	(1)
Net amount reclassified to earnings(6)	—	2
Tax expense(2)	—	(1)
Total amount reclassified from Accumulated other comprehensive income (loss), net of tax(3)	—	1
Total Other comprehensive income	10	—
Balance at end of period	$(19)	$1

Accumulated other comprehensive loss	$(1,691)	$(1,830)
(1)These amounts were recorded in Other expense, net (See Note G) in the Statement of Consolidated Operations.
(2)These amounts were included in Provision for income taxes (See Note H) in the Statement of Consolidated Operations.
(3)A positive amount indicates a corresponding charge to earnings.
(4)In all periods presented, no amounts were reclassified to earnings.
(5)Includes the change in the cross-currency swap related to the 4.850% Notes due October 2031 (See Note O). In all periods presented, no amounts related to this change were reclassified to earnings. The cross-currency swap was recorded in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet.
(6)These amounts were recorded in Cost of goods sold in the Statement of Consolidated Operations.

K. Receivables
Sale of Receivables Programs
The Company maintains an accounts receivables securitization arrangement through a wholly-owned special purpose entity (“SPE”). The net cash funding from the sale of accounts receivable was neither a use of cash nor a source of cash for the first quarter ended March 31, 2026 or March 31, 2025.
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
The facility limit under the Receivables Purchase Agreement was $250 as of both March 31, 2026 and December 31, 2025, of which $250 was drawn as of both March 31, 2026 and December 31, 2025. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which were $287 and $217 as of March 31, 2026 and December 31, 2025, respectively.
The Company sold $357 and $470 of its receivables without recourse and received cash funding under this program during the first quarter of 2026 and 2025, respectively, resulting in derecognition of the receivables from the Company’s Consolidated Balance Sheet. Costs associated with the sales of receivables are reflected in the Company’s Statement of Consolidated Operations in Other expense, net for the periods in which the sales occur. Cash receipts from sold receivables under the Receivables Purchase Agreement are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows.
Other Customer Receivable Sales
In the first quarter ended March 31, 2026 and March 31, 2025, the Company sold certain customers’ receivables without recourse of $323 and $183, respectively, in exchange for cash. $223 and $192 of other customer receivables sold were outstanding from customers as of March 31, 2026 and March 31, 2025, respectively. The Company has no continuing involvement in the aforementioned amounts sold or outstanding, resulting in the derecognition of the receivables from the Company’s Consolidated Balance Sheet. The net proceeds are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows and the costs associated with the sales of receivables are reflected in the Company’s Statement of Consolidated Operations in Other expense, net for the periods in which the sales occur.
L. Inventories

	March 31, 2026	December 31, 2025
Finished goods	$475	$462
Work-in-process	924	885
Purchased raw materials	492	424
Operating supplies	84	78
Total inventories	$1,975	$1,849
As of March 31, 2026 and December 31, 2025, the portion of inventories valued on a last-in, first-out (“LIFO”) basis was $668 and $642, respectively. If valued on an average-cost basis, total inventories would have been $348 and $333 higher as of March 31, 2026 and December 31, 2025, respectively.

M. Properties, Plants, and Equipment, net

	March 31, 2026	December 31, 2025
Land and land rights	$85	$85
Structures	1,139	1,134
Machinery and equipment	4,333	4,275
	5,557	5,494
Less: accumulated depreciation and amortization	3,279	3,236
	2,278	2,258
Construction work-in-progress	336	335
Properties, plants, and equipment, net	$2,614	$2,593
The Company had unpaid capital expenditures of $60, $101, and $77 as of March 31, 2026, December 31, 2025 and March 31, 2025, respectively, which results in cash outflows within investing activities in the Statement of Consolidated Cash Flows in subsequent periods.
N. Leases
Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $19 and $17 in the first quarter of 2026 and 2025, respectively.
Operating lease right-of-use assets and lease liabilities in the Consolidated Balance Sheet were as follows:

	March 31, 2026	December 31, 2025
Right-of-use assets classified in Other noncurrent assets	$162	$162

Current portion of lease liabilities classified in Other current liabilities	$44	$42
Long-term portion of lease liabilities classified in Other noncurrent liabilities and deferred credits	118	121
Total lease liabilities	$162	$163
O. Debt

	March 31, 2026	December 31, 2025
JPY Term Loan Facility, due 2026(1)	$186	$191
6.750% Bonds, due 2028	300	300
3.750% Notes, due 2028	400	—
3.000% Notes, due 2029	700	700
3.900% Notes, due 2029	300	—
4.850% Notes, due 2031(2)	500	500
4.550% Notes, due 2032	500	500
4.750% Notes, due 2036	500	—
5.950% Notes, due 2037	625	625
4.750% Iowa Finance Authority Loan, due 2042	250	250
Short-term borrowings	450	—
Other, net(3)	(25)	(16)
	4,686	3,050
Less: amounts due within one year	636	191
Total long-term debt	$4,050	$2,859
(1)The Company entered into an interest rate swap to exchange the floating interest rate of the JPY Term Loan Facility to a fixed interest rate of 1.794% as of both March 31, 2026 and December 31, 2025, based on the Company’s long-term debt ratings. The amounts outstanding under the JPY Term Loan Facility are due in November 2026.
(2)The Company entered into a cross-currency swap to synthetically convert the 4.850% Notes due October 2031 (the “2031 Notes”) into a Euro liability of approximately €458 million with a fixed annual interest rate of 3.720%.

(3)Includes unamortized debt discounts and unamortized debt issuance costs related to outstanding notes and bonds listed in the table above and various financing arrangements related to subsidiaries.
Debt
Term Loan Facility. The Company maintains a Japanese yen-denominated, senior unsecured term loan facility (the “JPY Term Loan Facility”), which matures on November 22, 2026 unless earlier terminated in accordance with the provisions of the term loan agreement. The term loan agreement relating to this facility contains respective covenants, including, among others, a limitation requiring the ratio of Consolidated Net Debt to Consolidated EBITDA (as defined in the agreement) as of the end of each fiscal quarter for the period of the four fiscal quarters most recently ended, to be less than or equal to 3.75 to 1.00. As of March 31, 2026 and December 31, 2025, the Company was in compliance with all applicable covenants under the JPY Term Loan Facility.
The amounts outstanding under the JPY Term Loan Facility were ¥29,702 million ($186) and ¥29,702 million ($191) as of March 31, 2026 and December 31, 2025, respectively.
Public Debt. On March 3, 2026 the Company completed the offerings of aggregate principal amounts of $400 of 3.750% Notes due 2028 (the “2028 Notes”), $300 of 3.900% Notes due 2029 (the “2029” Notes) and $500 of 4.750% Notes due 2036 (the “2036 Notes”). The Company utilized the net proceeds of $1,193 from these debt issuances as part of the financing for the CAM Acquisition (see Note C).
Short-term Borrowings
Commercial Paper. The Company maintains a $1,000 commercial paper program, under which $450 was outstanding with a weighted average interest rate of 3.983% as of March 31, 2026, and no amounts were outstanding as of December 31, 2025. The Company had no commercial paper borrowings with original maturities greater than 90 days in 2026 or 2025. Amounts outstanding under the commercial paper program are supported by the unused commitments under the Company’s $600 364-Day Revolving Credit Facility and $1,000 5-Year Revolving Credit Facility.
Credit Agreements
Credit Facilities. On February 9, 2026, the Company entered into the Third Amended and Restated Five-Year Revolving Credit Agreement (as so amended and restated, the “5-Year Revolving Credit Agreement”) and the 364-Day Revolving Credit Agreement (the “364-Day Revolving Credit Agreement”). The 364-Day Revolving Credit Agreement and the 5-Year Revolving Credit Agreement are jointly referred to as the “Revolving Credit Agreements.”
The 5-Year Revolving Credit Agreement provides a $1,000 senior unsecured revolving credit facility (the “5-Year Revolving Credit Facility”) that matures on February 7, 2031, unless extended or earlier terminated in accordance with the provisions of the 5-Year Revolving Credit Agreement. The Company may make two one-year extension requests during the term of the 5-Year Revolving Credit Facility, with any extension being subject to the lender consent requirements set forth in the 5-Year Revolving Credit Agreement. Subject to the terms and conditions of the 5-Year Revolving Credit Agreement, the Company may from time to time request increases in commitments under the 5-Year Revolving Credit Facility, not to exceed $500 in aggregate principal amount, and may also request the issuance of letters of credit, subject to a letter of credit sublimit of $500 of the 5-Year Revolving Credit Facility. Under the provisions of the 5-Year Revolving Credit Agreement, based on Howmet’s current long-term debt ratings, Howmet pays an annual fee of 0.090% of the total commitment to maintain the 5-Year Revolving Credit Facility.
The 364-Day Revolving Credit Agreement provides a $600 senior unsecured revolving credit facility (the “364-Day Revolving Credit Facility” and, together with the 5-Year Revolving Credit Facility, the “Revolving Credit Facilities”) that matures on February 8, 2027, unless extended or earlier terminated in accordance with the provisions of the 364-Day Revolving Credit Agreement. Under the provisions of the 364-Day Revolving Credit Agreement, based on Howmet’s current long-term debt ratings, Howmet pays an annual fee of 0.070% of the total commitment to maintain the 364-Day Revolving Credit Facility.
The Revolving Credit Facilities are unsecured and amounts payable under them will rank pari passu with all other unsecured, unsubordinated indebtedness of the Company. U.S. dollar denominated loans under the Revolving Credit Facilities will bear interest at a base rate, or a rate equal to the Term Secured Overnight Financing Rate (“SOFR”) plus adjustment and Euro-denominated loans will bear interest at the Euro inter-bank offered rate (“EURIBOR”), plus in each case, an applicable margin based on the credit ratings of the Company’s outstanding senior unsecured long-term debt. Based on the Company’s current long-term debt ratings, which are subject to change, there would be no applicable margin on base rate loans for either of the Revolving Credit Facilities. The applicable margin on Term SOFR and EURIBOR loans would be 0.910% per annum for the 5-Year Revolving Credit Facility and 0.930% per annum for the 364-Day Revolving Credit Facility. Loans under the Revolving Credit Facilities may be prepaid without premium or penalty, subject to customary breakage costs.

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
As of March 31, 2026 and December 31, 2025, the Company was in compliance with all covenants under the Revolving Credit Agreements.
There were no amounts outstanding as of March 31, 2026 or December 31, 2025, and no amounts were borrowed during 2026 or 2025 under the Revolving Credit Agreements.
P. Fair Value of Financial Instruments
The carrying values of Cash and cash equivalents, restricted cash, derivatives, noncurrent receivables, Long-term debt due within one year, and short-term borrowings included in the Consolidated Balance Sheet approximate their fair value. The aforementioned derivatives were included in Prepaid expenses and other current assets, Other noncurrent assets, Other current liabilities, and Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet, as applicable. The Company holds available-for-sale, exchange-traded fixed income securities, which were included in Other noncurrent assets in the Consolidated Balance Sheet.
The Company holds a held-to-maturity, real estate debt investment purchased from the U.K. pension plan’s trust in 2025, of which $2 was redeemed during the first quarter of 2026. These activities are presented as Investing Activities in the Statement of Consolidated Cash Flows and the remaining investment was included in Prepaid expenses and other current assets and Other noncurrent assets, in the Consolidated Balance Sheet. The investment is valued at net asset value and reported at cost, which approximates the fair value as of March 31, 2026.
The fair value of Long-term debt, less long-term debt due within one year, was based on quoted market prices for public debt with similar terms, interest rates and maturities available to Howmet.

		March 31, 2026		December 31, 2025
		Carrying value	Fair value	Carrying value	Fair value
Available-for-sale securities	Level 1	$17	$17	$18	$18
Held-to-maturity investments	Level 2	$3	$3	$5	$5
Long-term debt, less long-term debt due within one year	Level 2	$4,050	$4,054	$2,859	$2,919
Restricted cash, which is included in Prepaid expenses and other current assets in the Consolidated Balance Sheet, was $1 as of both March 31, 2026 and December 31, 2025.
Q. Contingencies, Commitments, and Other Liabilities
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
The Company’s remediation reserve balance was $16 as of both March 31, 2026 and December 31, 2025 and was recorded in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet (of which $7 as of both March 31, 2026 and December 31, 2025 was classified as a current liability), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Payments related to remediation expenses applied against the reserve were less than $1 and $3 in the first quarter of 2026 and 2025, respectively, and included expenditures currently mandated, as well as those not required by any regulatory authority or third party.
Included in annual operating expenses are the recurring costs of managing hazardous substances and environmental programs. These costs are estimated to be less than 1% of Cost of goods sold.
Tax. In December 2013 and 2014, the Company received audit assessment notices from the French Tax Authority (“FTA”) for the 2010 through 2012 tax years. In 2016, the Company appealed to the Committee of the Abuse of Tax Law, where it received a favorable nonbinding decision. The FTA disagreed with the Committee of the Abuse of Tax Law’s opinion, and the Company appealed to the Montreuil Administrative Court, where in 2020 the Company prevailed on the merits. The FTA appealed this decision to the Paris Administrative Court of Appeal in 2021. On March 31, 2023, the Company received an adverse decision from the Paris Administrative Court of Appeal. The Company appealed this decision to the French Administrative Supreme Court. The assessment amount was $17 (€16 million), including $10 (€9 million) of tax and interest up through 2017 and $7 (€7 million) of penalties. The Company estimated additional interest to be $2 (€2 million). On July 23, 2024, the Company received the French Administrative Supreme Court’s decision. That decision upheld the assessment of $10 (€9 million) of tax and interest, while cancelling the penalties of $7 (€7 million) and remanding the penalty assessment issue to the Paris Administrative Court of Appeal for reexamination. As a result, the Company has no further right to appeal the assessment of tax and interest but will continue to protest the penalties. On April 16, 2026, the Paris Administrative Court of Appeal reduced the penalties assessed to $4 (€3 million).
In 2023, the Company recorded an income tax reserve in Provision for income taxes in the Statement of Consolidated Operations of $21 (€19 million), which includes tax, estimated interest and penalties, for the 2010 through 2012 tax years, as well as the remaining tax years open for reassessment (2020-2023). In accordance with FTA dispute resolution practices, the Company paid the assessment amount including tax, interest, and penalties, to the FTA in December 2023. The Company is expecting to pay the additional interest related to the assessment in 2026. The Company also paid the estimated tax related to the 2020-2023 tax years in 2023. As of the third quarter of 2024, the Company no longer recorded an uncertain tax position related to the tax and interest assessed. In October 2024, the Company received a refund of the penalties that were remanded. Based on the April 2026 decision, the Company is expecting to pay the reduced penalties in 2026.
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
United Kingdom Litigation. All personal injury claims on behalf of survivors and estates of decedents have been settled pursuant to terms of confidential settlement agreements and are discontinued and closed. On June 21, 2024, the Company was joined as a party to proceedings initiated by the Royal Borough of Kensington and Chelsea (RBKC) and Chelsea Tenant Management Organisation Ltd. (KCTMO) against AAP SAS and Whirlpool. On February 14, 2025, RBKC and KCTMO served their Particulars of Claim and Schedule of Loss on the defendants, which they updated on February 27, 2026. On July 18, 2025, the Company and AAP SAS filed their defense and counterclaim against RBKC and KCTMO, and contribution claims against various co-defendants and other third parties, as updated on March 13, 2026. The next case management conference is scheduled for December 13, 2027. Trial is anticipated to occur between October 2028 and July 2029.

Raul v. Albaugh, et al. (United States District Court for the District of Delaware). On June 22, 2018, a derivative complaint was filed nominally on behalf of Arconic Inc. by a purported Arconic Inc. stockholder against the then members of Arconic Inc.’s Board of Directors, Klaus Kleinfeld and Ken Giacobbe, naming Arconic Inc. as a nominal defendant. The complaint alleged violations of the federal securities laws relating to the Grenfell Fire, as well as claims under Delaware state law for breaches of fiduciary duty, gross mismanagement and abuse of control, and also alleges that the defendants improperly authorized the sale of Reynobond PE for unsafe uses. On February 10, 2026, the court held a final settlement approval hearing, and the Stipulation of Settlement was approved. The Stipulation of Settlement had no material impact on the Company’s results of operations or cash flows.
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
Commitments
Guarantees. As of March 31, 2026, Howmet had outstanding bank guarantees related to customs duties, rental, plant expansion, and environmental obligations. The total amount committed under these guarantees, which expire at various dates between 2026 and 2028, was $3 as of March 31, 2026.
Pursuant to the Separation and Distribution Agreement, dated as of October 31, 2016, between Howmet and Alcoa Corporation, Howmet was required to provide certain guarantees for Alcoa Corporation, which were included in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet. The remaining guarantee which had a fair value of $5 as of both March 31, 2026 and December 31, 2025, relates to a long-term energy supply agreement that expires in 2047 at an Alcoa Corporation facility, for which the Company is secondarily liable in the event of a payment default by Alcoa Corporation. If the Company incurs any liability under this guarantee, Arconic Corporation is obligated to indemnify the Company for 50% of such liability. The Company currently views the risk of an Alcoa Corporation payment default on its obligations under the contract to be remote. The Company is required to provide a guarantee up to an estimated present value amount of approximately $1,141 as of both March 31, 2026 and December 31, 2025 in the event of an Alcoa Corporation default. In the fourth quarter of 2025, a surety bond with a limit of $80 relating to this guarantee was obtained by Alcoa Corporation to protect Howmet’s obligation. This surety bond will be renewed on an annual basis by Alcoa Corporation.
Letters of Credit. The Company has outstanding letters of credit primarily related to workers’ compensation, environmental obligations, tax matters, and insurance obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates, primarily in 2026 and 2027, was $75 as of March 31, 2026.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to retain letters of credit of $43, which are included in the $75 in the above paragraph, that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims that occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation and letters of credit fees paid by the Company are proportionally billed to, and are reimbursed by, Arconic Corporation and Alcoa Corporation, respectively. Also, the Company was required to provide letters of credit for certain Arconic Corporation and Alcoa Corporation environmental obligations and, as a result, the Company has $9 of outstanding letters of credit relating to such liabilities, which are also included in the $75 in the above paragraph. Arconic Corporation and Alcoa Corporation are being billed for these letter of credit fees paid by the Company and will reimburse the Company for any payments made under these letters of credit.
Surety Bonds. The Company has outstanding surety bonds primarily related to workers’ compensation, customs duties, environmental-related matters, pension, and contract performance. The total amount committed under these annual surety bonds, which automatically renew or expire at various dates, primarily in 2026 and 2027, was $43 as of March 31, 2026.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to provide surety bonds of $19, which are included in the $43 in the above paragraph, that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims that occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation claims and surety bond fees paid by the Company are proportionately billed to, and are reimbursed by, Arconic Corporation and Alcoa Corporation, respectively.

Other Liabilities
Supplier Financing Arrangements. We offer voluntary supplier finance programs to suppliers who may elect to sell their receivables to third parties at the sole discretion of both the suppliers and the third parties. The program is at no cost to the Company and provides additional liquidity to our suppliers, if they desire, at their cost. Under these programs, the Company pays the third-party bank, rather than the supplier, the stated amount of the confirmed invoices on the original maturity date of the invoices. The Company or the third-party bank may terminate a program upon at least 30 days’ notice. Supplier invoices under the program require payment in full no more than approximately 120 days of the invoice date. As of March 31, 2026 and December 31, 2025, supplier invoices that are subject to future payment under these programs were $307 and $266, respectively, and are included in Accounts payable, trade in the Consolidated Balance Sheet.
R. Subsequent Events
Management evaluated all activity of Howmet and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as noted below:
See Note C regarding the completed acquisition of Consolidated Aerospace Manufacturing. See Note I regarding share repurchases made in April 2026.

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
In the first quarter ended March 31, 2026, the Company derived approximately 68% of its revenue from products sold to the commercial and defense aerospace markets. The timing and level of future aircraft builds by original equipment manufacturers (“OEMs”) are subject to changes and uncertainties, including but not limited to geopolitical tensions or volatility in global energy and raw material markets, which may cause our future results to differ from prior periods due to changes in product mix in certain segments.
For additional information regarding the ongoing risks related to our business, see section Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Results of Operations
Earnings Summary:
Sales. Sales were $2,313 in the first quarter of 2026 compared to $1,942 in the first quarter of 2025. The increase of $371, or 19%, in the first quarter of 2026 was primarily due to growth in the commercial aerospace, defense aerospace, and gas turbines markets, including engine spares, favorable product pricing, and cost pass through, partially offset by lower volumes in the commercial transportation market. Product price increases are in excess of material and inflationary cost pass through to our customers.
Cost of goods sold (“COGS”). COGS as a percentage of Sales was 63.1% in the first quarter of 2026 compared to 66.4% in the first quarter of 2025. The decrease in the first quarter of 2026 was primarily due to favorable product pricing and volume growth, partially offset by cost pass through and increased net headcount, primarily in the Engine Products segment, in support of expected revenue increases.
Selling, general administrative, and other expenses (“SG&A”). SG&A expenses were $111 in the first quarter of 2026 compared to $85 in the first quarter of 2025. The increase of $26, or 31%, in the first quarter of 2026 was primarily due to higher employment costs, acquisition and acquisition-related costs, and various other administrative expenses.
Restructuring and other credits. Restructuring and other credits were $93 in the first quarter of 2026 compared to Restructuring and other credits of $4 in the first quarter of 2025. Restructuring and other credits for the first quarter of 2026 were primarily due to a gain on the sale of the Company’s disk forging facility in Savannah, Georgia within Engineered Structures of $93.
See Note E to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional detail.
Interest expense, net. Interest expense, net was $43 in the first quarter of 2026 compared to $39 in the first quarter of 2025. The increase of $4, or 10%, in the first quarter of 2026 was primarily due to the March 2026 issuance of $1,200 in total notes with interest rates ranging from 3.750% to 4.750% and the November 2025 issuance of $500 of 4.550% Notes, partially offset by the early redemption of $625 of 5.900% Notes and prepayments of the USD Term Loan Facility during various periods in 2025. On an annual basis, the current year additions to Long-term debt are expected to increase Interest expense, net by approximately $50.
See Note O to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional detail related to the Company’s debt.
Other expense, net. Other expense, net was $2 in the first quarter of 2026 compared to $9 in the first quarter of 2025. The decrease in expense of $7 in the first quarter of 2026 was primarily due to an increase in interest income of $6 resulting from additional cash on hand prior to the acquisition of Consolidated Aerospace Manufacturing. Non-service related net periodic benefit costs related to defined benefit plans and other postretirement benefit plans is expected to increase by approximately $5 for the full year 2026 versus 2025.
See Note G to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional detail.

Provision for income taxes. The estimated annual effective tax rate, before discrete items, applied to ordinary income was 21.1% in the first quarter ended March 31, 2026 compared to 20.8% in the first quarter ended March 31, 2025. The tax rate including discrete items was 18.1% in the first quarter of 2026 compared to 22.9% in the first quarter of 2025. A discrete net tax benefit of $21, primarily for stock-based compensation, was recorded in the first quarter of 2026 compared to a discrete net tax charge of $9 in the first quarter of 2025. The 2026 estimated annual effective tax rate was higher than the 2025 rate primarily due to increased state income tax and nondeductible expenses.
See Note H to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional detail.
Net income. Net income was $580, or $1.44 per diluted share, in the first quarter of 2026 compared to $344, or $0.84 per diluted share, in the first quarter of 2025. The increase of $236 in the first quarter of 2026 was primarily due to growth in the commercial aerospace, defense aerospace, and gas turbines markets, including engine spares, as well as favorable product pricing, partially offset by lower volumes in the commercial transportation market.
Segment Information
The Company’s operations consist of four worldwide reportable segments: Engine Products, Fastening Systems, Engineered Structures, and Forged Wheels. Segment performance under Howmet’s management reporting system is evaluated based on Segment Adjusted EBITDA. The Company’s Chief Executive Officer, who has been determined to be our Chief Operating Decision Maker (“CODM”), believes that Segment Adjusted EBITDA provides information with respect to the Company’s operating performance and the Company’s ability to meet its financial obligations. Howmet’s definition of Segment Adjusted EBITDA is defined as Operating Income excluding Restructuring and other credits, Provision for depreciation and amortization, and Special items. Special items, including Restructuring and other credits, are excluded from Segment Adjusted EBITDA. Current and prior periods’ Segment Adjusted EBITDA calculations have not changed although the definitions have been simplified. The Company’s CODM considers forecast-to-actual variances for Segment Adjusted EBITDA when allocating resources across the Company’s reportable segments. Segment Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Differences between the total segment and consolidated totals are in Corporate. (See Note D to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for a description of each segment).
The Company has aligned its operations consistent with how the Chief Executive Officer assesses operating performance and allocates capital.
In the first quarter of 2026, the Company’s CODM reorganized Howmet’s segments by moving a titanium alloy location from Engine Products to Engineered Structures as it better aligns with the operations of the Engineered Structures segment. The comparable periods of Engine Products and Engineered Structures have been recast to reflect the new alignment. The recasting had no impact on the Company’s consolidated results, financial position or cash flows.
Engine Products

	First quarter ended
	March 31,
	2026	2025
Third-party sales	$1,253	$974
Segment Adjusted EBITDA	458	318
Segment Adjusted EBITDA Margin	36.6%	32.6%
Third-party sales for the Engine Products segment increased $279, or 29%, in the first quarter of 2026 compared to the first quarter of 2025, primarily due to growth in the commercial aerospace, defense aerospace, and gas turbines markets, including engine spares growth.
Segment Adjusted EBITDA for the Engine Products segment increased $140, or 44%, in the first quarter of 2026 compared to the first quarter of 2025, primarily due to growth in the commercial aerospace, defense aerospace, and gas turbines markets. The segment absorbed approximately 235 net headcount in the first quarter of 2026 in support of expected revenue increases.
Segment Adjusted EBITDA Margin for the Engine Products segment increased approximately 400 basis points in the first quarter of 2026 compared to the first quarter of 2025, primarily due to growth in the commercial aerospace, defense aerospace, and gas turbines markets.

In 2026, as compared to 2025, demand in the commercial aerospace, defense aerospace, and gas turbines markets is expected to increase, including engine spares growth in these markets. Capital expenditures are expected to remain elevated, with additional investments in capacity expansions to support aerospace and gas turbines market growth. Governmental policies, laws and regulations, and other geopolitical and economic factors, including inflation, customer requirements, tariffs, and fluctuations in foreign currency exchange rates and interest rates, may affect future results of operations and cash flow. The timing, extent, application, and level of tariffs by various governments and our ability to recover tariffs are subject to changes and uncertainties.
Fastening Systems

	First quarter ended
	March 31,
	2026	2025
Third-party sales	$471	$412
Segment Adjusted EBITDA	150	127
Segment Adjusted EBITDA Margin	31.8%	30.8%
Third-party sales for the Fastening Systems segment increased $59, or 14%, in the first quarter of 2026 compared to the first quarter of 2025, primarily due to growth in the commercial aerospace and defense aerospace markets.
Segment Adjusted EBITDA for the Fastening Systems segment increased $23, or 18%, in the first quarter of 2026 compared to the first quarter of 2025, primarily due to growth in the commercial aerospace and defense aerospace markets.
Segment Adjusted EBITDA Margin for the Fastening Systems segment increased approximately 100 basis points in the first quarter of 2026 compared to the first quarter of 2025, primarily due to growth in the commercial aerospace and defense aerospace markets.
In 2026, as compared to 2025, demand in the commercial aerospace market is expected to increase. Demand in the commercial transportation market is expected to remain low with modest recovery in the second quarter of 2026, amid energy-related, economic, and regulatory uncertainty in North America. Governmental policies, laws and regulations, and other geopolitical and economic factors, including inflation, customer requirements, tariffs, and fluctuations in foreign currency exchange rates and interest rates, may affect future results of operations and cash flow. The timing, extent, application, and level of tariffs by various governments and our ability to recover tariffs are subject to changes and uncertainties.
The Brunner acquisition has been included in the operations of the Fastening Systems segment starting in February 2026. The CAM operations will be included in our Fastening Systems segment starting in the second quarter of 2026.
Engineered Structures

	First quarter ended
	March 31,
	2026	2025
Third-party sales	$294	$304
Segment Adjusted EBITDA	66	67
Segment Adjusted EBITDA Margin	22.4%	22.0%
Third-party sales for the Engineered Structures segment decreased $10, or 3%, in the first quarter of 2026 compared to the first quarter of 2025, primarily due to further product rationalization. The Engineered Structures segment continues to focus on the optimization of its manufacturing footprint and rationalization of product mix in order to maximize profitability.
Segment Adjusted EBITDA for the Engineered Structures segment was flat in the first quarter of 2026 compared to the first quarter of 2025.
Segment Adjusted EBITDA Margin for the Engineered Structures segment increased approximately 40 basis points in the first quarter of 2026 compared to the first quarter of 2025, primarily due to operational improvement efforts and lower net headcount.

The Engineered Structures segment continues to focus on the optimization of its manufacturing footprint, including the recent sale of its disk forging facility in Savannah, Georgia, and rationalization of product mix in order to maximize profitability. In 2026, as compared to 2025, this is expected to result in lower revenue in the commercial aerospace and defense aerospace markets. Governmental policies, laws and regulations, and other geopolitical and economic factors, including inflation, customer requirements, tariffs, and fluctuations in foreign currency exchange rates and interest rates, may affect future results of operations and cash flow. The timing, extent, application, and level of tariffs by various governments and our ability to recover tariffs are subject to changes and uncertainties.
Forged Wheels

	First quarter ended
	March 31,
	2026	2025
Third-party sales	$295	$252
Segment Adjusted EBITDA	90	68
Segment Adjusted EBITDA Margin	30.5%	27.0%
Third-party sales for the Forged Wheels segment increased $43, or 17%, in the first quarter of 2026 compared to the first quarter of 2025 primarily due to an increase in aluminum and other inflationary cost pass through and favorable foreign currency exchange rates, partially offset by lower volumes in the commercial transportation market.
Segment Adjusted EBITDA for the Forged Wheels segment increased $22, or 32%, in the first quarter of 2026 compared to the first quarter of 2025, primarily due to cost reductions, including lower net headcount, as well as favorable foreign currency exchange rates, partially offset by lower volumes in the commercial transportation market.
Segment Adjusted EBITDA Margin for the Forged Wheels segment increased approximately 350 basis points in the first quarter of 2026 compared to the first quarter of 2025, primarily due to cost reductions, including lower net headcount in response to lower volumes in the commercial transportation market, as well as favorable foreign currency exchange rates, partially offset by higher aluminum and other inflationary cost pass through.
In 2026, as compared to 2025, demand in the commercial transportation markets served by Forged Wheels is expected to remain low with modest recovery in the second quarter of 2026, amid energy-related, economic, and regulatory uncertainty in North America. Governmental policies, laws and regulations, and geopolitical and other economic factors, including inflation, customer requirements, tariffs, and fluctuations in foreign currency exchange rates and interest rates, may affect future results of operations and cash flow. The timing, extent, application, and level of tariffs by various governments and our ability to recover tariffs are subject to changes and uncertainties.
Reconciliation of Total Segment Adjusted EBITDA to Income before income taxes

	First quarter ended
	March 31,
	2026	2025
Income before income taxes	$708	$446
Interest expense, net	43	39
Other expense, net	2	9
Operating income	$753	$494
Segment provision for depreciation and amortization	72	68
Unallocated amounts:
Restructuring and other credits	(93)	(4)
Corporate expense(1)	32	22
Total Segment Adjusted EBITDA	$764	$580
(1)    Corporate expense includes selling, general administrative and other expenses, costs of corporate headquarters, acquisition and acquisition-related costs, costs associated with closures, supply chain disruptions, and other items.
Total Segment Adjusted EBITDA is a non-GAAP financial measure. Management believes that this measure is meaningful to investors because it provides additional information with respect to the Company’s operating performance and the Company’s ability to meet its financial obligations. Differences between the total segment and consolidated totals are in Corporate.
See Restructuring and other credits discussion above under “Results of Operations” for reference.

Corporate expense increased $10, or 45%, in the first quarter of 2026 compared to the first quarter of 2025 primarily due to employment costs as well as acquisition and acquisition-related costs.
Environmental Matters
See the Environmental Matters section of Note Q to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Subsequent Events
See Note R to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for subsequent events.
Liquidity and Capital Resources
Operating Activities
Cash provided from operations was $453 in the first quarter ended March 31, 2026 compared to $253 in the first quarter ended March 31, 2025. The increase of $200, or 79%, was primarily due to higher operating results of $156 and lower working capital of $47. The components of the change in working capital primarily included favorable changes in accounts payable of $162 and receivables of $25, partially offset by unfavorable changes in inventories of $61, prepaid expenses and other current assets of $36, taxes, including income taxes, of $34, and other accrued expenses, including timing of interest payments on long-term debt and deferred revenue, of $9.
Management expects Howmet’s estimated pension contributions and other postretirement benefit payments in 2026 to be approximately $65.
Financing Activities
Cash provided from financing activities was $1,226 in the first quarter ended March 31, 2026 compared to cash used for financing activities of $167 in the first quarter ended March 31, 2025. The increase of $1,393, or 834%, was primarily due to additions to debt of $1,200, and a net increase in commercial paper of $450, partially offset by increased common stock repurchases of $175, increased taxes paid for the net share settlement of equity awards of $64 primarily due to the timing of payments year over year, debt issuance costs of $12, and increased dividends paid to common stock shareholders of $6 due to a $0.02 increase in dividends per common share, from $0.10 per share in the first quarter of 2025 to $0.12 per share in the first quarter of 2026. On an annual basis, the current year additions to Long-term debt are expected to increase Interest expense, net by approximately $50.
The declaration of future common stock dividends is subject to the discretion and approval of the Board of Directors of Howmet after the Board’s consideration of all factors it deems relevant and subject to applicable law.
The Company has entered into a Five-Year Revolving Credit Agreement that provides a $1,000 senior unsecured revolving credit facility (the “5-Year Revolving Credit Facility”) and a 364-Day Revolving Credit Agreement that provides a $600 senior unsecured revolving credit facility (the “364-Day Revolving Credit Facility” and, together with the 5-Year Revolving Credit Facility, the “Revolving Credit Facilities”) with a syndicate of lenders and issuers named therein (See Note O to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference). There were no amounts outstanding as of March 31, 2026 or December 31, 2025, and no amounts were borrowed during 2026 or 2025 under these revolving credit agreements.
The Company has a commercial paper program under which the Company may issue unsecured commercial paper from time to time up to a maximum aggregate face amount of $1,000. The Company had $450 of commercial paper outstanding as of March 31, 2026, and no amounts were outstanding under the commercial paper program as of December 31, 2025. The Company had no commercial paper borrowings with original maturities greater than 90 days in 2026 or 2025. The Company’s commercial paper is sold on customary terms in the U.S. commercial paper market on a private placement basis. The proceeds of the commercial paper are used for general corporate purposes, including the CAM acquisition. In conjunction with the commercial paper program, the Company was assigned short-term credit ratings by Moody’s Investors Service, Inc., S&P Global Ratings, and Fitch Ratings, Inc.
The Company has an effective shelf registration statement on Form S-3, filed with the SEC, which allows for offerings of debt securities from time to time. The Company may opportunistically issue new debt securities in accordance with securities laws or utilize commercial paper in order to, but not limited to, refinance existing indebtedness. The Company continues to evaluate whether, when, and to what extent it may access capital markets, including any plans to refinance the JPY Term Loan Facility due November 2026. Our ability to refinance our indebtedness or enter into alternative financings in adequate amounts on commercially reasonable terms, or terms acceptable to us, may be affected by circumstances and economic events outside of our control. In the event that a refinancing does not occur before the November 2026 maturity date of the JPY Term Loan Facility, the Company believes that its projected cash on hand, and/or availability under the Revolving Credit Facilities will enable the Company to repay the JPY Term Loan Facility.

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
The Company’s costs of borrowing and ability to access the capital markets are affected not only by market conditions but also by the short-term and long-term debt ratings assigned to the Company by the major credit rating agencies. The Company believes that its projected cash on hand and availability of its Revolving Credit Facilities, its commercial paper program, and its accounts receivables securitization program will continue to be sufficient to fund our operating and capital allocation activities.
The three major credit rating agencies have rated Howmet’s debt with investment grade ratings. The Company’s most recent short-term and long-term credit ratings, as well as the current outlook from the three major credit rating agencies are as follows:

	Short-Term	Long-Term	Outlook
S&P Global Ratings (“S&P”)	A-2	BBB+	Stable
Moody’s Investors Service, Inc. (“Moody’s”)	P-2	Baa1	Stable
Fitch Ratings, Inc. (“Fitch”)	F1	A-	Stable
On February 13, 2026, Fitch upgraded Howmet’s long-term debt rating from BBB+ to A-, citing conservative capital allocation and strong deleveraging momentum.
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
Investing Activities
Cash provided from investing activities was $14 in the first quarter ended March 31, 2026 compared to cash used for investing activities of $115 in the first quarter ended March 31, 2025. The increase of $129, or 112%, was primarily due to an increase in proceeds from the sale of assets and businesses of $220, a decrease in capital expenditures of $25, partially offset by acquisitions, net of cash acquired, of $118.
Total capital expenditures are anticipated to be approximately 5% of sales in 2026.
Recently Adopted and Recently Issued Accounting Guidance
See Note B to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Forward-Looking Statements
This report contains (and oral communications made by Howmet may contain) statements that relate to future events and expectations and as such constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include those containing such words as “anticipates,” “believes,” “could,” “envisions,” “estimates,” “expects,” “forecasts,” “goal,” “guidance,” “intends,” “may,” “outlook,” “plans,” “projects,” “seeks,” “sees,” “should,” “targets,” “will,” “would,” or other words of similar meaning. All statements that reflect Howmet’s expectations, assumptions or projections about the future, other than statements of historical fact, are forward-looking statements, including, without limitation, statements, forecasts and outlook relating to the condition of markets; future financial results or operating performance; future strategic actions; Howmet’s strategies, outlook, and business and financial prospects; any future dividends, debt issuances, debt reduction and repurchases of its common stock; and statements regarding any acquisitions, including expected benefits. These statements reflect beliefs and assumptions that are based on Howmet’s perception of historical trends, current conditions and expected future developments, as well as other factors Howmet believes are appropriate in the circumstances. Forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties, and changes in circumstances that are difficult to predict, which could cause actual results to differ materially from those indicated by these statements. Such risks and uncertainties include, but are not limited to: (a) deterioration in global economic and financial market conditions generally, or unfavorable changes in the markets served by Howmet, including due to escalating tariff and other trade policies and energy costs, and the resulting impacts on Howmet’s supply and distribution chains, as well as on market volatility and global trade generally; (b) the impact of potential cyber attacks and information technology or data security breaches; (c) the loss of significant customers or adverse changes in customers’ business or financial conditions; (d) manufacturing difficulties or other issues that impact product performance, quality or safety; (e) inability of suppliers to meet obligations due to supply chain disruptions or otherwise; (f) failure to attract and retain a qualified workforce and key personnel, labor disputes or other employee relations issues; (g) the inability to achieve anticipated or targeted financial performance, operations or competitiveness, or realization of expected benefits from acquisitions, including the effective integration of acquired businesses; (h) inability to meet increased demand, production targets or commitments; (i) competition from new product offerings, disruptive technologies or other developments; (j) geopolitical, economic, and regulatory risks relating to Howmet’s global operations, including geopolitical and diplomatic tensions, instabilities, conflicts and wars, as well as compliance with U.S. and foreign trade and tax laws, sanctions, embargoes and other regulations; (k) the outcome of contingencies, including legal proceedings, government or regulatory investigations, and environmental remediation; (l) failure to comply with government contracting regulations; (m) adverse changes in discount rates or investment returns on pension assets; and (n) the other risk factors summarized in Howmet’s Form 10-K for the year ended December 31, 2025 and other reports filed with the U.S. Securities and Exchange Commission. Market projections are subject to the risks discussed above and other risks in the market. Under its share repurchase program, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as it deems appropriate, subject to market conditions, legal requirements and other considerations. The Company is not obligated to repurchase any specific number of shares or to do so at any particular time. The declaration of any future dividends is subject to the discretion and approval of the Board of Directors after the Board’s consideration of all factors it deems relevant and subject to applicable law. The Company may modify, suspend, or cancel its share repurchase program or any dividend policy in any manner and at any time that it may deem necessary or appropriate. Credit ratings are not a recommendation to buy or hold any Howmet Aerospace securities, and they may be revised or revoked at any time at the sole discretion of the credit rating organizations. The statements in this report are made as of the date of the filing of this report. Howmet disclaims any intention or obligation to update publicly any forward-looking statements, whether in response to new information, future events, or otherwise, except as required by applicable law.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
See Note Q to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to the Company’s repurchases of its common stock during the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)(2)
January 1 - January 31, 2026	526,256	$216.62	526,256	$1,383
February 1 - February 28, 2026	286,682	$230.22	286,682	$1,317
March 1 - March 31, 2026	488,976	$245.41	488,976	$1,197
Total for quarter ended March 31, 2026	1,301,914	$230.43	1,301,914
(1)Excludes commissions cost.
(2)The Company has a Share Repurchase Program (the “Share Repurchase Program”) under which the Company may repurchase shares by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements, or other derivative transactions. There is no stated expiration for the Share Repurchase Program. Under the Share Repurchase Program, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the Share Repurchase Program may be suspended, modified, or terminated at any time without prior notice. The Share Repurchase Program was authorized by the Company’s Board of Directors in August 2021 at $1,500 million, which was increased by the Board by $2,000 million in July 2024 to a total authorization of $3,500 million. As of May 4, 2026, the Company has approximately $1,047 million in Board authorization remaining available after giving effect to the additional $150 million share repurchases made in April 2026 at an average price per share of $246.18, which retired approximately 0.6 million additional shares.

Item 6. Exhibits.

4.1	Eighth Supplemental Indenture, dated as of March 3, 2026, between Howmet Aerospace Inc., a Delaware corporation, and The Bank of New York Mellon Trust Company, N.A., as trustee, incorporated by reference to Exhibit 4.7 to the Company's Current Report on Form 8-K filed on March 3, 2026.
4.2	Form of 3.750% Notes due 2028, incorporated by reference to Exhibit 4.8 to the Company's Current Report on Form 8-K filed on March 3, 2026.
4.3	Form of 3.900% Notes due 2029, incorporated by reference to Exhibit 4.9 to the Company's Current Report on Form 8-K filed on March 3, 2026.
4.4	Form of 4.750% Notes due 2036, incorporated by reference to Exhibit 4.10 to the Company's Current Report on Form 8-K filed on March 3, 2026.
10.1	Form of Non-Competition, Non-Solicitation, and Non-Disclosure Agreement.
10.2	Form of Restricted Share Unit Award Agreement.
10.3	Letter Agreement by and between Howmet Aerospace Inc. and Jonathan Arena, dated as of March 4, 2026.
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Howmet Aerospace Inc.

May 7, 2026	/s/ Patrick Winterlich
Date	Patrick Winterlich
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

May 7, 2026	/s/ Barbara L. Shultz
Date	Barbara L. Shultz
Vice President and Controller
(Principal Accounting Officer)