Form 10-Q
period 2026-06-30
Howmet Aerospace Inc.
filed 2026-08-06
CIK 4281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of August 3, 2026, there were 398,801,399 shares of common stock, par value $1.00 per share, of the registrant outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.
Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Operations (unaudited)
(in millions, except per-share amounts)

	Second quarter ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Sales (D)	$2,547	$2,053	$4,860	$3,995
Cost of goods sold (exclusive of expenses below)	1,596	1,365	3,055	2,655
Selling, general administrative, and other expenses	148	89	259	174
Research and development expenses	8	9	17	17
Provision for depreciation and amortization	84	69	158	138
Restructuring and other credits (E)	—	—	(93)	(4)
Operating income	711	521	1,464	1,015
Interest expense, net	51	38	94	77
Other expense, net (G)	11	14	13	23
Income before income taxes	649	469	1,357	915
Provision for income taxes (H)	115	62	243	164
Net income	$534	$407	$1,114	$751

Amounts Attributable to Howmet Aerospace Common Shareholders (I):
Net income	$534	$407	$1,114	$750
Earnings per share:
Basic	$1.33	$1.01	$2.78	$1.85
Diluted	$1.33	$1.00	$2.77	$1.84
Average Shares Outstanding (I):
Basic	400	404	400	404
Diluted	402	406	402	407
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Comprehensive Income (unaudited)
(in millions)

	Second quarter ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$534	$407	$1,114	$751
Other comprehensive (loss) income, net of tax (J):
Change in unrecognized net actuarial loss and prior service cost related to pension and other postretirement benefits	4	3	8	6
Foreign currency translation adjustments	(10)	117	(42)	162
Net change in unrecognized (losses) gains on cash flow hedges	—	(39)	10	(39)
Total Other comprehensive (loss) income, net of tax	(6)	81	(24)	129
Comprehensive income	$528	$488	$1,090	$880
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Consolidated Balance Sheet (unaudited)
(in millions)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$563	$742
Receivables from customers, less allowances of $— in both 2026 and 2025 (K)	1,040	779
Inventories (L)	2,183	1,849
Prepaid expenses and other current assets	407	409
Total current assets	4,193	3,779
Properties, plants, and equipment, net (M)	2,817	2,593
Goodwill	5,084	4,022
Deferred income taxes	48	40
Intangibles, net	869	457
Other noncurrent assets (N)	240	288
Total assets	$13,251	$11,179
Liabilities
Current liabilities:
Accounts payable, trade (Q)	$1,149	$845
Accrued compensation and retirement costs	304	343
Taxes, including income taxes (H)	87	77
Accrued interest payable	62	47
Deferred revenue	119	147
Other current liabilities (N)(Q)	134	121
Long-term debt due within one year (O)	1	191
Short-term borrowings (O)	450	—
Total current liabilities	2,306	1,771
Long-term debt, less amount due within one year (O)(P)	4,050	2,859
Accrued pension benefits (F)	511	546
Accrued other postretirement benefits (F)	34	38
Other noncurrent liabilities and deferred credits (N)	618	612
Total liabilities	7,519	5,826
Contingencies and commitments (Q)
Equity
Howmet Aerospace shareholders’ equity:
Common stock	400	402
Additional capital	1,919	2,531
Retained earnings	5,110	4,093
Accumulated other comprehensive loss (J)	(1,697)	(1,673)
Total equity	5,732	5,353
Total liabilities and equity	$13,251	$11,179
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)

	Six months ended
	June 30,
	2026	2025
Operating activities
Net income	$1,114	$751
Adjustments to reconcile net income to cash provided from operations:
Depreciation and amortization	158	138
Deferred income taxes	9	12
Restructuring and other credits	(93)	(4)
Net realized and unrealized losses	8	11
Net periodic pension cost (F)	23	21
Stock-based compensation	57	39
Other	5	2
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
Increase in receivables (K)	(196)	(170)
Increase in inventories (L)	(165)	(81)
(Increase) decrease in prepaid expenses and other current assets	(53)	6
Increase in accounts payable, trade	279	74
Decrease in accrued expenses	(59)	(47)
Decrease in taxes, including income taxes	(27)	(20)
Pension contributions	(21)	(15)
Increase in noncurrent assets	(7)	(2)
Increase (decrease) in noncurrent liabilities	4	(16)
Cash provided from operations	1,036	699
Financing Activities
Net change in commercial paper (O)	450	—
Additions to debt (O)	1,200	—
Repurchases and payments on debt (O)	(186)	(77)
Debt issuance costs (O)	(12)	—
Repurchases of common stock	(600)	(300)
Dividends paid to shareholders	(97)	(83)
Taxes paid for net share settlement of equity awards	(65)	(44)
Other	(5)	(2)
Cash provided from (used for) financing activities	685	(506)
Investing Activities
Capital expenditures (D)	(198)	(221)
Acquisitions, net of cash acquired (C)	(1,929)	—
Proceeds from the sale of assets and businesses (C)	225	8
Other	2	1
Cash used for investing activities	(1,900)	(212)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—
Net change in cash, cash equivalents and restricted cash	(179)	(19)
Cash, cash equivalents and restricted cash at beginning of period	743	565
Cash, cash equivalents and restricted cash at end of period	$564	$546

The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(in millions, except per-share amounts)

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at March 31, 2025	$55	$404	$3,095	$3,068	$(1,830)	$4,792
Net income	—	—	—	407	—	407
Other comprehensive income (J)	—	—	—	—	81	81
Cash dividends declared:
Preferred-Class A @ $0.9375 per share (I)	—	—	—	—	—	—
Common @ $0.10 per share	—	—	—	(41)	—	(41)
Repurchase and retirement of common stock (I)	—	(1)	(175)	—	—	(176)
Stock-based compensation	—	—	25	—	—	25
Common stock issued: compensation plans	—	1	(47)	—	—	(46)
Balance at June 30, 2025	$55	$404	$2,898	$3,434	$(1,749)	$5,042

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at March 31, 2026	$—	$401	$2,187	$4,625	$(1,691)	$5,522
Net income	—	—	—	534	—	534
Other comprehensive loss (J)	—	—	—	—	(6)	(6)
Cash dividends declared:
Common @ $0.12 per share	—	—	—	(49)	—	(49)
Repurchase and retirement of common stock (I)	—	(1)	(302)	—	—	(303)
Stock-based compensation	—	—	36	—	—	36
Common stock issued: compensation plans	—	—	(2)	—	—	(2)
Balance at June 30, 2026	$—	$400	$1,919	$5,110	$(1,697)	$5,732
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(U.S. dollars in millions, except per-share amounts)

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2024	$55	$405	$3,206	$2,766	$(1,878)	$4,554
Net income	—	—	—	751	—	751
Other comprehensive income (J)	—	—	—	—	129	129
Cash dividends declared:
Preferred-Class A @ $1.8750 per share (I)	—	—	—	(1)	—	(1)
Common @ $0.20 per share	—	—	—	(82)	—	(82)
Repurchase and retirement of common stock (I)	—	(2)	(300)	—	—	(302)
Stock-based compensation	—	—	39	—	—	39
Common stock issued: compensation plans	—	1	(47)	—	—	(46)
Balance at June 30, 2025	$55	$404	$2,898	$3,434	$(1,749)	$5,042

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2025	$—	$402	$2,531	$4,093	$(1,673)	$5,353
Net income	—	—	—	1,114	—	1,114
Other comprehensive loss (J)	—	—	—	—	(24)	(24)
Cash dividends declared:
Common @ $0.24 per share	—	—	—	(97)	—	(97)
Repurchase and retirement of common stock (I)	—	(2)	(603)	—	—	(605)
Stock-based compensation	—	—	57	—	—	57
Common stock issued: compensation plans	—	—	(66)	—	—	(66)
Balance at June 30, 2026	$—	$400	$1,919	$5,110	$(1,697)	$5,732
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Notes to the Consolidated Financial Statements (unaudited)
(U.S. dollars in millions, except share and per-share amounts)
A. Basis of Presentation
The interim Consolidated Financial Statements of Howmet Aerospace Inc. and its subsidiaries (“Howmet” or the “Company” or “we” or “our”) are unaudited. These Consolidated Financial Statements include all adjustments, consisting only of normal recurring adjustments, considered necessary by management to fairly state the Company’s results of operations, financial position, and cash flows. The results reported in these Consolidated Financial Statements are not necessarily indicative of the results that may be expected for the entire year. The 2025 year-end balance sheet data was derived from audited financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). This Form 10-Q report should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the “Form 10-K”), which includes all disclosures required by GAAP, and with Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 28, 2026, which provides recast historical segment information. Certain amounts in previously issued financial statements were reclassified to conform to the current period presentation.
In the six months ended June 30, 2026, the Company derived approximately 68% of its revenue from products sold to the commercial and defense aerospace markets. The timing and level of future aircraft builds by original equipment manufacturers (“OEMs”) are subject to changes and uncertainties, including but not limited to geopolitical tensions or volatility in global energy and raw material markets, which may cause our future results to differ from prior periods due to changes in product mix in certain segments.
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
B. Recently Issued Accounting Guidance
Issued
In May 2026, the Financial Accounting Standards Board (“FASB”) issued guidance to improve the financial accounting for and disclosure of environmental credits and environmental credit obligations. These changes become effective for fiscal years beginning after December 15, 2027 for interim and annual reporting periods. Management is currently evaluating the impact of these changes on the Consolidated Financial Statements.
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

C. Acquisitions and Divestitures
Acquisitions
On April 6, 2026, Howmet completed its previously announced stock purchase of Consolidated Aerospace Manufacturing, LLC (“Consolidated Aerospace Manufacturing” or “CAM”), a wholly-owned subsidiary of Stanley Black & Decker, Inc. (“Stanley Black & Decker”), for a cash purchase price of approximately $1,812, net of cash and cash equivalents acquired of $1, subject to customary adjustments (the “CAM Acquisition”). CAM is a global aerospace manufacturer focused on highly-engineered, mission-critical parts used in aerospace markets, such as fasteners, fluid fittings and connectors, and other engineered products. This acquisition expands Howmet’s aerospace fastening systems portfolio and increases exposure to key aircraft and defense programs. Howmet financed the CAM Acquisition through utilizing a variety of financing sources, which include the notes issued in March 2026, borrowings under its commercial paper program (See Note O), and cash on hand. A portion of the goodwill relating to this transaction will be deductible for income tax purposes.
On February 6, 2026, the Company acquired all of the stock of Brunner Manufacturing Co. Inc. (“Brunner”), a privately-held manufacturer of high-quality fastener products in Wisconsin, for an all-cash purchase price of approximately $120, net of cash and cash equivalents acquired of $2.
The Company’s preliminary allocation of the purchase price for both the CAM and Brunner acquisitions, based upon the estimated fair value of assets acquired and liabilities assumed, is as follows:

Assets Acquired
Receivables from customers	$83
Inventories	181
Properties, plants, and equipment	204
Other noncurrent assets	41
Intangible assets	425
Total Assets Acquired	934
Liabilities Assumed
Accounts payable, trade	$40
Accrued compensation and retirement costs	14
Other current liabilities	10
Other noncurrent liabilities	23
Total Liabilities Assumed	87

Net Assets Acquired	$847

Goodwill	$1,082
The final allocations of purchase price will be based on management’s best estimates. Valuations of the assets acquired, other studies related to potential environmental and contingent liabilities, and other liabilities assumed may result in the identification of other intangible assets or liabilities. The valuations are expected to be completed by the end of 2026. The CAM and Brunner acquisitions have been included in the operations of the Fastening Systems segment, with revenue primarily included within Aerospace - Commercial, Aerospace - Defense, and Other in end-market revenue (See Note D). The aforementioned acquisitions’ combined third-party sales were approximately 2% of the Company’s consolidated sales and approximately 1% of consolidated net income from the respective acquisition dates through June 30, 2026.
Divestitures
On March 31, 2026, the Company completed the sale of its disk forging facility in Savannah, Georgia for $230 (of which approximately $225 was received in the first quarter of 2026, with the remainder expected in the fourth quarter of 2026). This resulted in a gain of $93 in the first quarter of 2026 that was recorded in Restructuring and other credits in the Statement of Consolidated Operations. This business had net assets of approximately $92, and the sale resulted in a reduction of goodwill in the Engineered Structures reporting unit of approximately $41. The sale remains subject to certain post-closing adjustments. This business was reclassified to assets and liabilities of operations held for sale, primarily included in Prepaid expenses and other current assets in the fourth quarter of 2025 and generated sales of approximately $130 for the year ended December 31, 2025 and had approximately 160 employees at the time of divestiture.

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
Forged Wheels
Forged Wheels provides forged aluminum wheels and related products for heavy-duty trucks and the commercial transportation market.

The operating results of the Company’s reportable segments were as follows:

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Second quarter ended June 30, 2026
Sales:
Third-party sales	$1,373	$589	$269	$316	$2,547
Inter-segment sales	3	—	8	—	11
Total sales	$1,376	$589	$277	$316	$2,558
Expenses:
Segment Adjusted cost of goods sold(1)	$831	$373	$204	$216	$1,624
Other segment items(2)	28	39	9	12	88
Profit and loss:
Segment Adjusted EBITDA	$517	$177	$64	$88	$846
Provision for depreciation and amortization	42	20	11	10	83
Other:
Capital expenditures	$77	$11	$8	$4	$100

Second quarter ended June 30, 2025
Sales:
Third-party sales	$1,038	$431	$308	$276	$2,053
Inter-segment sales	3	—	8	—	11
Total sales	$1,041	$431	$316	$276	$2,064
Expenses:
Segment Adjusted cost of goods sold(1)	$671	$276	$239	$189	$1,375
Other segment items(2)	27	29	9	11	76
Profit and loss:
Segment Adjusted EBITDA	$343	$126	$68	$76	$613
Provision for depreciation and amortization	35	12	10	10	67
Restructuring and other charges (credits)	—	1	—	(1)	—
Other:
Capital expenditures	$74	$9	$7	$8	$98

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Six months ended June 30, 2026
Sales:
Third-party sales	$2,626	$1,060	$563	$611	$4,860
Inter-segment sales	5	—	16	—	21
Total sales	$2,631	$1,060	$579	$611	$4,881
Expenses:
Segment Adjusted cost of goods sold(1)	$1,596	$662	$430	$411	$3,099
Other segment items(2)	60	71	19	22	172
Profit and loss:
Segment Adjusted EBITDA	$975	$327	$130	$178	$1,610
Provision for depreciation and amortization	80	33	21	21	155
Restructuring and other credits	—	—	(93)	—	(93)
Other:
Capital expenditures	$136	$28	$20	$7	$191
Total assets	5,777	4,756	1,277	785	12,595

Six months ended June 30, 2025
Sales:
Third-party sales	$2,012	$843	$612	$528	$3,995
Inter-segment sales	5	—	15	—	20
Total sales	$2,017	$843	$627	$528	$4,015
Expenses:
Segment Adjusted cost of goods sold(1)	$1,304	$532	$475	$363	$2,674
Other segment items(2)	52	58	17	21	148
Profit and loss:
Segment Adjusted EBITDA	$661	$253	$135	$144	$1,193
Provision for depreciation and amortization	68	24	23	20	135
Restructuring and other charges (credits)	—	1	(4)	(1)	(4)
Other:
Capital expenditures	$159	$19	$13	$23	$214
Total assets	5,512	2,787	1,374	748	$10,421
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

	Second quarter ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Total Segment Adjusted EBITDA	$846	$613	$1,610	$1,193
Segment provision for depreciation and amortization	(83)	(67)	(155)	(135)
Unallocated amounts:
Restructuring and other credits	—	—	93	4
Corporate expense(1)	(52)	(25)	(84)	(47)
Operating income	$711	$521	$1,464	$1,015
Interest expense, net	(51)	(38)	(94)	(77)
Other expense, net	(11)	(14)	(13)	(23)
Income before income taxes	$649	$469	$1,357	$915
(1)    Corporate expense includes selling, general administrative and other expenses, costs of corporate headquarters, acquisition and acquisition-related costs, costs associated with closures, supply chain disruptions, and other items.
The following table reconciles total segment capital expenditures with Capital expenditures as presented in the Statement of Consolidated Cash Flows.

	Second quarter ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Total segment capital expenditures	$100	$98	$191	$214
Corporate	4	4	7	7
Capital expenditures	$104	$102	$198	$221

The following table disaggregates segment revenue by major market served. Differences between the total segment and consolidated totals are in Corporate.

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Second quarter ended June 30, 2026
Aerospace - Commercial	$770	$412	$177	$—	$1,359
Aerospace - Defense	250	64	75	—	389
Commercial Transportation	—	56	—	316	372
Gas Turbines	321	—	—	—	321
Other	32	57	17	—	106
Total end-market revenue	$1,373	$589	$269	$316	$2,547

Second quarter ended June 30, 2025
Aerospace - Commercial	$562	$297	$201	$—	$1,060
Aerospace - Defense	214	44	94	—	352
Commercial Transportation	—	56	—	276	332
Gas Turbines	233	—	—	—	233
Other	29	34	13	—	76
Total end-market revenue	$1,038	$431	$308	$276	$2,053

Six months ended June 30, 2026
Aerospace - Commercial	$1,472	$734	$368	$—	$2,574
Aerospace - Defense	488	115	152	—	755
Commercial Transportation	—	107	—	611	718
Gas Turbines	605	—	—	—	605
Other	61	104	43	—	208
Total end-market revenue	$2,626	$1,060	$563	$611	$4,860

Six months ended June 30, 2025
Aerospace - Commercial	$1,097	$572	$407	$—	$2,076
Aerospace - Defense	425	86	174	—	685
Commercial Transportation	—	109	—	528	637
Gas Turbines	437	—	—	—	437
Other	53	76	31	—	160
Total end-market revenue	$2,012	$843	$612	$528	$3,995
The Company derived 68% and 69% of its revenue from the aerospace (commercial and defense) markets for the six months ended June 30, 2026 and 2025, respectively.
GE Aerospace and RTX Corporation represented approximately 14% and 10%, respectively, of the Company’s third-party sales in the six months ended June 30, 2026. RTX Corporation and GE Aerospace represented approximately 11% and 10%, respectively, of the Company’s third-party sales in the six months ended June 30, 2025. These sales were primarily from the Engine Products segment.

E. Restructuring and Other Credits

	Second quarter ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Layoff costs	$—	$3	$—	$3
Reversals of previously recorded layoff reserves	—	(1)	—	(2)
Net gains related to divestitures of assets and businesses (C)	—	(2)	(93)	(5)
Total restructuring and other credits	$—	$—	$(93)	$(4)
In the second quarter of 2026, the Company recorded Restructuring and other charges of less than $1.
In the six months ended June 30, 2026, the Company recorded Restructuring and other credits of $93, which were primarily due to a gain on the sale of its disk forging facility in Savannah, Georgia within Engineered Structures of $93 in the first quarter of 2026.
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

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2025	$1	$—	$1
Restructuring credits	—	(93)	(93)
Other(1)	—	93	93
Reserve balances at June 30, 2026	$1	$—	$1
(1)In the six months ended June 30, 2026, other for other exit costs were primarily due to a gain on the sale of the disk forging facility in Savannah, Georgia within Engineered Structures of $93.
The remaining reserves as of June 30, 2026 are expected to be paid in cash in 2026 and 2027.

F. Retirement and Other Postretirement Benefits
The components of net periodic cost (benefit) were as follows:

	Second quarter ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Pension benefits
Service cost	$1	$—	$1	$1
Interest cost	15	19	31	38
Expected return on plan assets	(13)	(16)	(27)	(33)
Recognized net actuarial loss	9	8	18	15
Net periodic cost(1)	$12	$11	$23	$21

Other postretirement benefits
Service cost	$—	$—	$—	$—
Interest cost	—	1	1	2
Recognized net actuarial gain	(2)	(2)	(4)	(4)
Amortization of prior service benefit	(2)	(3)	(4)	(5)
Net periodic benefit(1)	$(4)	$(4)	$(7)	$(7)
(1)Service cost was included within Cost of goods sold; all other cost components were recorded in Other expense, net in the Statement of Consolidated Operations.
For the second quarter and six months ended June 30, 2026, Howmet’s combined pension contributions and other postretirement benefit payments were approximately $24 and $27, respectively. For the second quarter and six months ended June 30, 2025, Howmet’s combined pension contributions and other postretirement benefit payments were approximately $18 and $19, respectively.
G. Other Expense, Net

	Second quarter ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Non-service costs - pension and other postretirement benefits (F)	$7	$7	$15	$13
Interest income	(7)	(4)	(17)	(8)
Foreign currency losses (gains), net	1	(3)	2	(3)
Net realized and unrealized losses	4	6	8	11
Deferred compensation	7	8	6	10
Other, net	(1)	—	(1)	—
Total other expense, net	$11	$14	$13	$23
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
The estimated annual effective tax rate, before discrete items, applied to ordinary income was 20.9% in the second quarter and six months ended June 30, 2026, and 20.8% in the second quarter and six months ended June 30, 2025.

The 2026 rate was lower than the U.S. federal statutory rate of 21% primarily due to a U.S. deduction on Foreign-Derived Deduction Eligible Income (“FDDEI”) formerly known as Foreign-Derived Intangible Income (“FDII”), and a net benefit related to U.S. federal and state research and development (“R&D”) credits, partially offset by incremental state income tax, nondeductible expenses, and foreign earnings subject to tax in jurisdictions with tax rates higher than the U.S. federal statutory rate of 21%. The 2025 rate was lower than the U.S. federal statutory rate of 21% primarily due to a U.S. deduction on FDII, a net benefit related to U.S. federal and state R&D credits, and a U.S. tax benefit recognized for foreign tax credits, partially offset by incremental state income tax, additional U.S. tax on Global Intangible Low-Taxed Income (“GILTI”) and other foreign earnings, nondeductible expenses, and foreign earnings subject to tax in jurisdictions with tax rates higher than the U.S. federal statutory rate of 21%. The 2026 rate is consistent with the 2025 rate.
For the second quarter of 2026 and 2025, the tax rate including discrete items was 17.7% and 13.2%, respectively. In the second quarter of 2026, the Company recorded a discrete net tax benefit of $20 attributable to a benefit to release a valuation allowance related to U.S. foreign tax credits of $22, a benefit to release a valuation allowance related to U.S. state tax losses of $10, a benefit to release a tax reserve in Germany of $3, and an excess tax benefit for stock compensation of $1, reduced by a charge to establish an international withholding tax reserve of $16. In the second quarter of 2025, the Company recorded a discrete net tax benefit of $35 attributable to benefits related to U.S. tax accounting method changes for the deduction of certain prior period transaction and other costs of $17, an excess benefit for stock compensation of $13, and a net benefit related to U.S. federal and state R&D credits claimed for prior years of $5.
For both the six months ended June 30, 2026 and June 30, 2025, the tax rate including discrete items was 17.9%. In the six months ended June 30, 2026, the Company recorded a discrete net tax benefit of $41 attributable to a benefit to release a valuation allowance related to U.S. foreign tax credits of $22, an excess tax benefit for stock compensation of $22, a benefit to release a valuation allowance related to U.S. state tax losses of $10, and a benefit to release a tax reserve in Germany of $3, reduced by a charge to establish an international withholding tax reserve of $16. In the six months ended June 30, 2025, the Company recorded a discrete net tax benefit of $26 attributable to benefits related to U.S. tax accounting method changes for the deduction of certain prior period transaction and other costs of $17, an excess benefit for stock compensation of $14, and a net benefit related to U.S. federal and state R&D credits claimed for prior years of $5, reduced by a net charge related to the expiration of a tax holiday in China of $6, a charge for a tax reserve established in Germany of $2, and a net charge for other small items of $2.
The tax provision was comprised of the following:

	Second quarter ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Pre-tax income at estimated annual effective income tax rate before discrete items	$135	$97	$284	$190
Other discrete items	(20)	(35)	(41)	(26)
Provision for income taxes	$115	$62	$243	$164

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
The information used to compute basic and diluted EPS attributable to Howmet common shareholders was as follows (shares in millions in the table below):

	Second quarter ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$534	$407	$1,114	$751
Less: preferred stock dividends declared	—	—	—	1
Net income available to Howmet Aerospace common shareholders - basic and diluted	$534	$407	$1,114	$750

Average shares outstanding - basic	400	404	400	404
Effect of dilutive securities:
Stock and performance awards	2	2	2	3
Average shares outstanding - diluted	402	406	402	407
There were no shares relating to outstanding stock options excluded from the calculation of average shares outstanding - diluted for the second quarter and six months ended June 30, 2026 and 2025.
Common stock outstanding as of June 30, 2026 and 2025 was 400 million and 404 million, respectively. Howmet redeemed all outstanding shares of its $3.75 Cumulative Class A Preferred Stock on December 17, 2025. There is no preferred stock outstanding as of June 30, 2026.
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
The following table provides details for share repurchases made for the periods presented:

	Number of shares(1)	Average price per share(2)	Total
Q1 2026 open market repurchase	1,301,914	$230.43	$300

Q2 2026 open market repurchase	1,197,056	$250.61	$300

2026 open market repurchases as of June 30, 2026	2,498,970	$240.10	$600

Q1 2025 open market repurchase	1,006,102	$124.24	$125

Q2 2025 open market repurchase	1,229,313	$142.36	$175

2025 open market repurchases as of June 30, 2025	2,235,415	$134.20	$300
(1)All of the shares repurchased have been retired.
(2)Excludes commissions cost.
The Share Repurchase Program was authorized by the Company’s Board of Directors in August 2021 at $1,500, which was increased by $2,000 by the Board in July 2024 to a total authorization of $3,500. As of August 3, 2026, the Company has approximately $697 in Board authorization remaining available after giving effect to the additional $200 share repurchases made in July 2026 at an average price per share of $276.61, which retired approximately 0.7 million additional shares.

As average shares outstanding are used in the calculation for both basic and diluted EPS, the full impact of share repurchases and issuances is not fully realized in EPS in the period of repurchase or issuance since share activity may occur at varying points during a period.
For excise tax on net repurchases, the Company recorded $3 in the second quarter ended June 30, 2026 and $5 in the six months ended June 30, 2026 and $1 in the second quarter and $2 in the six months ended June 30, 2025 to additional capital.
J. Accumulated Other Comprehensive Loss
The following table details the activity of the three components that comprise Accumulated other comprehensive loss:

	Second quarter ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Pension and other postretirement benefits (F)
Balance at beginning of period	$(588)	$(669)	$(592)	$(672)
Other comprehensive income:
Unrecognized net actuarial gain and prior service benefit	—	1	—	—
Tax benefit	—	—	—	1
Total Other comprehensive income before reclassifications, net of tax	—	1	—	1
Amortization of net actuarial loss and prior service benefit(1)	5	3	10	6
Tax expense(2)	(1)	(1)	(2)	(1)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(3)	4	2	8	5
Total Other comprehensive income	4	3	8	6
Balance at end of period	$(584)	$(666)	$(584)	$(666)
Foreign currency translation
Balance at beginning of period	$(1,084)	$(1,162)	$(1,052)	$(1,207)
Other comprehensive (loss) income(4)	(10)	117	(42)	162
Balance at end of period	$(1,094)	$(1,045)	$(1,094)	$(1,045)
Cash flow hedges
Balance at beginning of period	$(19)	$1	$(29)	$1
Other comprehensive (loss) income:
Net change from periodic revaluations(5)	1	(49)	14	(50)
Tax benefit (expense)	—	11	(3)	11
Total Other comprehensive income (loss) before reclassifications, net of tax	1	(38)	11	(39)
Net amount reclassified to earnings(6)	(1)	(2)	(1)	—
Tax benefit(2)	—	1	—	—
Total amount reclassified from Accumulated other comprehensive loss, net of tax(3)	(1)	(1)	(1)	—
Total Other comprehensive (loss) income	—	(39)	10	(39)
Balance at end of period	$(19)	$(38)	$(19)	$(38)

Accumulated other comprehensive loss	$(1,697)	$(1,749)	$(1,697)	$(1,749)
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

(5)Includes the change in the cross-currency swaps related to the 6.750% Bonds due 2028 and the 4.850% Notes due 2031 (See Note O). In all periods presented, no amounts related to the changes were reclassified to earnings. The cross-currency swaps were recorded in Other noncurrent assets and Other noncurrent liabilities and deferred credits respectively, in the Consolidated Balance Sheet.
(6)These amounts were recorded in Cost of goods sold in the Statement of Consolidated Operations.
K. Receivables
Sale of Receivables Programs
The Company maintains an accounts receivables securitization arrangement through a wholly-owned special purpose entity (“SPE”). The net cash funding from the sale of accounts receivable was neither a use of cash nor a source of cash for the second quarter or six months ended June 30, 2026 or June 30, 2025.
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
The facility limit under the Receivables Purchase Agreement was $250 as of both June 30, 2026 and December 31, 2025, of which $250 was drawn as of both June 30, 2026 and December 31, 2025. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which were $296 and $217 as of June 30, 2026 and December 31, 2025, respectively.
The Company sold $294 and $651 during the second quarter and six months ended June 30, 2026, respectively, and $359 and $829 during the second quarter and six months ended June 30, 2025, respectively, of its receivables without recourse and received cash funding under this program, resulting in derecognition of the receivables from the Company’s Consolidated Balance Sheet. Costs associated with the sales of receivables are reflected in the Company’s Statement of Consolidated Operations in Other expense, net for the periods in which the sales occur. Cash receipts from sold receivables under the Receivables Purchase Agreement are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows.
Other Customer Receivable Sales
In the second quarter and six months ended June 30, 2026, the Company sold certain customers’ receivables without recourse of $348 and $671, respectively, in exchange for cash. In the second quarter and six months ended June 30, 2025, the Company sold certain customers’ receivables without recourse of $223 and $406, respectively, in exchange for cash. The Company has no continuing involvement in the aforementioned amounts sold or outstanding, resulting in the derecognition of the receivables from the Company’s Consolidated Balance Sheet. The net proceeds are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows and the costs associated with the sales of receivables are reflected in the Company’s Statement of Consolidated Operations in Other expense, net for the periods in which the sales occur.
L. Inventories

	June 30, 2026	December 31, 2025
Finished goods	$497	$462
Work-in-process	1,070	885
Purchased raw materials	531	424
Operating supplies	85	78
Total inventories	$2,183	$1,849
As of June 30, 2026 and December 31, 2025, the portion of inventories valued on a last-in, first-out (“LIFO”) basis was $707 and $642, respectively. If valued on an average-cost basis, total inventories would have been $376 and $333 higher as of June 30, 2026 and December 31, 2025, respectively.

M. Properties, Plants, and Equipment, net

	June 30, 2026	December 31, 2025
Land and land rights	$113	$85
Structures	1,179	1,134
Machinery and equipment	4,496	4,275
	5,788	5,494
Less: accumulated depreciation and amortization	3,330	3,236
	2,458	2,258
Construction work-in-progress	359	335
Properties, plants, and equipment, net	$2,817	$2,593
The Company had unpaid capital expenditures of $55, $101, and $85 as of June 30, 2026, December 31, 2025, and June 30, 2025, respectively, which results in cash outflows within investing activities in the Statement of Consolidated Cash Flows in subsequent periods.
N. Leases
Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $20 and $18 in the second quarter of 2026 and 2025, respectively, and $39 and $35 in the six months ended June 30, 2026 and June 30, 2025.
Operating lease right-of-use assets and lease liabilities in the Consolidated Balance Sheet were as follows:

	June 30, 2026	December 31, 2025
Right-of-use assets classified in Other noncurrent assets	$162	$162

Current portion of lease liabilities classified in Other current liabilities	$46	$42
Long-term portion of lease liabilities classified in Other noncurrent liabilities and deferred credits	117	121
Total lease liabilities	$163	$163
O. Debt

	June 30, 2026	December 31, 2025
JPY Term Loan Facility, due 2026(1)	$—	$191
6.750% Bonds, due 2028(2)	300	300
3.750% Notes, due 2028	400	—
3.000% Notes, due 2029	700	700
3.900% Notes, due 2029	300	—
4.850% Notes, due 2031(3)	500	500
4.550% Notes, due 2032	500	500
4.750% Notes, due 2036	500	—
5.950% Notes, due 2037	625	625
4.750% Iowa Finance Authority Loan, due 2042	250	250
Short-term borrowings	450	—
Other, net(4)	(24)	(16)
	4,501	3,050
Less: amounts due within one year	451	191
Total long-term debt	$4,050	$2,859
(1)On May 22, 2026, the Company completed the early prepayment of the remaining amount outstanding under the JPY Term Loan Facility. The Company had entered into an interest rate swap to exchange the floating interest rate of the JPY Term Loan Facility to a fixed interest rate of 1.794% as of December 31, 2025, based on the Company’s long-term debt ratings. This swap was settled upon the prepayment of the JPY Term Loan Facility with an impact to the Consolidated Financial Statements of less than $1.

(2)The Company entered into a cross-currency swap to synthetically convert the 6.750% Bonds due 2028 (the “2028 Bonds”) into a Japanese Yen liability of approximately ¥47,760 million with a fixed annual interest rate of 3.880%.
(3)The Company entered into a cross-currency swap to synthetically convert the 4.850% Notes due 2031 (the “2031 Notes”) into a Euro liability of approximately €458 million with a fixed annual interest rate of 3.720%.
(4)Includes unamortized debt discounts and unamortized debt issuance costs related to outstanding notes and bonds listed in the table above and various financing arrangements related to subsidiaries.
Debt
Term Loan Facility. The Company maintained a Japanese yen-denominated, senior unsecured term loan facility (the “JPY Term Loan Facility”). As of June 30, 2026 and December 31, 2025, the Company was in compliance with all applicable covenants under the JPY Term Loan Facility.
On May 22, 2026, the Company completed the early prepayment of the remaining outstanding principal amount under its JPY Term Loan Facility of ¥29,702 million (approximately $186) with cash on hand.
There were no amounts outstanding under the JPY Term Loan Facility as of June 30, 2026 and ¥29,702 million ($191) outstanding as of December 31, 2025.
Public Debt. On March 3, 2026 the Company completed the offerings of aggregate principal amounts of $400 of 3.750% Notes due 2028 (the “2028 Notes”), $300 of 3.900% Notes due 2029 (the “2029 Notes”) and $500 of 4.750% Notes due 2036 (the “2036 Notes”). The Company utilized the net proceeds of $1,193 from these debt issuances as part of the financing for the CAM Acquisition (see Note C).
On May 22, 2026, the Company entered into a cross-currency swap to synthetically convert the outstanding $300 aggregate principal amount of its 2028 Bonds into a Japanese Yen liability of approximately ¥47,760 million. The fixed interest rate on the Japanese Yen liability is 3.880% per annum. Amounts payable to holders of these bonds remain unchanged.
Short-term Borrowings
Commercial Paper. The Company maintains a $1,000 commercial paper program, under which $450 was outstanding with a weighted average interest rate of 4.018% as of June 30, 2026, and no amounts were outstanding as of December 31, 2025. The Company had no commercial paper borrowings with original maturities greater than 90 days in 2026 or 2025. Amounts outstanding under the commercial paper program are supported by the unused commitments under the Company’s $600 364-Day Revolving Credit Facility and $1,000 5-Year Revolving Credit Facility.
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
As of June 30, 2026 and December 31, 2025, the Company was in compliance with all covenants under the Revolving Credit Agreements.
There were no amounts outstanding as of June 30, 2026 or December 31, 2025, and no amounts were borrowed during 2026 or 2025 under the Revolving Credit Facilities.
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
The Company holds a held-to-maturity, real estate debt investment purchased from the U.K. pension plan’s trust in 2025, of which $2 was redeemed during the first quarter of 2026. These activities are presented as Investing Activities in the Statement of Consolidated Cash Flows, and the remaining investment is included in Prepaid expenses and other current assets and Other noncurrent assets, in the Consolidated Balance Sheet.
The fair value of Long-term debt, less long-term debt due within one year, was based on quoted market prices for public debt with similar terms, interest rates and maturities available to Howmet.

		June 30, 2026		December 31, 2025
		Carrying value	Fair value	Carrying value	Fair value
Available-for-sale securities	Level 1	$18	$18	$18	$18
Held-to-maturity investments	Level 2	$3	$3	$5	$5
Long-term debt, less long-term debt due within one year	Level 2	$4,050	$4,034	$2,859	$2,919
Restricted cash, which is included in Prepaid expenses and other current assets in the Consolidated Balance Sheet, was $1 as of both June 30, 2026 and December 31, 2025.

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
The Company’s remediation reserve balance was $16 as of both June 30, 2026 and December 31, 2025 and was recorded in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet (of which $7 as of both June 30, 2026 and December 31, 2025 was classified as a current liability), and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Payments related to remediation expenses applied against the reserve were $1 in both the second quarter and six months ended June 30, 2026, and included expenditures currently mandated, as well as those not required by any regulatory authority or third party.
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
In 2023, the Company recorded an income tax reserve in Provision for income taxes in the Statement of Consolidated Operations of $21 (€19 million), which includes tax, estimated interest and penalties, for the 2010 through 2012 tax years, as well as the remaining tax years open for reassessment (2020-2023). In accordance with FTA dispute resolution practices, the Company paid the assessment amount including tax, interest, and penalties, to the FTA in December 2023. The Company expects to pay the additional interest related to the assessment in 2026. The Company also paid the estimated tax related to the 2020-2023 tax years in 2023. As of the third quarter of 2024, the Company no longer recorded an uncertain tax position related to the tax and interest assessed. In October 2024, the Company received a refund of the penalties that were remanded. Based on the April 2026 decision, the Company expects to pay the reduced penalties in 2026.
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

United Kingdom Litigation. All personal injury claims on behalf of survivors and estates of decedents have been settled pursuant to terms of confidential settlement agreements and are discontinued and closed. On June 21, 2024, the Company was joined as a party to proceedings initiated by the Royal Borough of Kensington and Chelsea (RBKC) and Kensington and Chelsea Tenant Management Organisation (KCTMO) against AAP SAS and Whirlpool. On February 14, 2025, RBKC and KCTMO served their Particulars of Claim and Schedule of Loss on the defendants, which they updated on February 27, 2026. On July 18, 2025, the Company and AAP SAS filed their defense and counterclaim against RBKC and KCTMO, and contribution claims against various co-defendants and other third parties, as updated on March 13, 2026. The next case management conference is scheduled for December 13, 2027. Trial is anticipated to occur between October 2028 and July 2029.
Raul v. Albaugh, et al. (United States District Court for the District of Delaware). On June 22, 2018, a derivative complaint was filed nominally on behalf of Arconic Inc. by a purported Arconic Inc. stockholder against the then directors and certain officers of Arconic Inc., naming Arconic Inc. as a nominal defendant. The complaint alleged violations of federal securities laws relating to the Grenfell Fire, as well as claims under Delaware state law. On February 10, 2026, the court held a final settlement approval hearing, and the parties’ Stipulation of Settlement was approved. The Stipulation of Settlement had no material impact on the Company’s results of operations or cash flows.
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
Commitments
Letters of Credit. The Company has outstanding letters of credit primarily related to workers’ compensation, environmental obligations, tax matters, and insurance obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates, primarily in 2026 and 2027, was $76 as of June 30, 2026.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to retain letters of credit of $43, which are included in the $76 in the above paragraph, that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims that occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation and letters of credit fees paid by the Company are proportionally billed to, and are reimbursed by, Arconic Corporation and Alcoa Corporation, respectively. Also, the Company was required to provide letters of credit for certain Arconic Corporation environmental obligations and, as a result, the Company has $8 of outstanding letters of credit relating to such liabilities, which are also included in the $76 in the above paragraph. Arconic Corporation is being billed for these letter of credit fees paid by the Company and will reimburse the Company for any payments made under these letters of credit.
Surety Bonds. The Company has outstanding surety bonds primarily related to customs duties, workers’ compensation, pension, environmental-related matters, and contract performance. The total amount committed under these annual surety bonds, which automatically renew or expire at various dates, primarily in 2026 and 2027, was $43 as of June 30, 2026.
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

Guarantees. Pursuant to the Separation and Distribution Agreement between the Company and Alcoa Corporation, Howmet was required to provide certain guarantees for Alcoa Corporation, which were included in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet. The remaining guarantee which had a fair value of $5 as of both June 30, 2026 and December 31, 2025, relates to a long-term energy supply agreement that expires in 2047 at an Alcoa Corporation facility, for which the Company is secondarily liable in the event of a payment default by Alcoa Corporation. If the Company incurs any liability under this guarantee, Arconic Corporation is obligated to indemnify the Company for 50% of such liability. The Company currently views the risk of an Alcoa Corporation payment default on its obligations under the contract to be remote. The Company is required to provide a guarantee up to an estimated present value amount of approximately $1,141 as of both June 30, 2026 and December 31, 2025 in the event of an Alcoa Corporation default. In the fourth quarter of 2025, a surety bond with a limit of $80 relating to this guarantee was obtained by Alcoa Corporation to protect Howmet’s obligation. This surety bond will be renewed on an annual basis by Alcoa Corporation.
As of June 30, 2026, Howmet had other outstanding bank guarantees related to customs duties, rental, plant expansion, and environmental obligations. The total amount committed under these guarantees, which expire at various dates between 2026 and 2028, was $4 as of June 30, 2026.
Other Liabilities
Supplier Financing Arrangements. We offer voluntary supplier finance programs to suppliers who may elect to sell their receivables to third parties at the sole discretion of both the suppliers and the third parties. The program is at no cost to the Company and provides additional liquidity to our suppliers, if they desire, at their cost. Under these programs, the Company pays the third-party bank, rather than the supplier, the stated amount of the confirmed invoices on the original maturity date of the invoices. The Company or the third-party bank may terminate a program upon at least 30 days’ notice. Supplier invoices under the program require payment in full no more than approximately 120 days of the invoice date. As of June 30, 2026 and December 31, 2025, supplier invoices that are subject to future payment under these programs were $377 and $266, respectively, and are included in Accounts payable, trade in the Consolidated Balance Sheet.
R. Subsequent Events
Management evaluated all activity of Howmet and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as noted below:
See Note I regarding share repurchases made in July 2026.

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
In the six months ended June 30, 2026, the Company derived approximately 68% of its revenue from products sold to the commercial and defense aerospace markets. The timing and level of future aircraft builds by original equipment manufacturers (“OEMs”) are subject to changes and uncertainties, including but not limited to geopolitical tensions or volatility in global energy and raw material markets, which may cause our future results to differ from prior periods due to changes in product mix in certain segments.
For additional information regarding the ongoing risks related to our business, see section Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Results of Operations
Earnings Summary:
Sales. Sales were $2,547 in the second quarter of 2026 compared to $2,053 in the second quarter of 2025, and $4,860 in the six months ended June 30, 2026 compared to $3,995 in the six months ended June 30, 2025. The increase of $494, or 24%, in the second quarter of 2026 and the increase of $865, or 22% in the six months ended June 30, 2026, was primarily due to growth in the commercial and defense aerospace and gas turbines markets, including engine spares, favorable product pricing, cost pass through, and sales from the Consolidated Aerospace Manufacturing, LLC (“CAM”) and Brunner Manufacturing Co. Inc. (“Brunner”) acquisitions from the dates they were acquired by the Company, partially offset by lower volumes in the commercial transportation market and the disk forging facility divestiture on March 31, 2026. Product price increases are in excess of material and inflationary cost pass through to our customers.
Cost of goods sold (“COGS”). COGS as a percentage of Sales was 62.7% in the second quarter of 2026 compared to 66.5% in the second quarter of 2025 and 62.9% in the six months ended June 30, 2026 compared to 66.5% in the six months ended June 30, 2025. The decrease in the second quarter and six months ended June 30, 2026 was primarily due to growth in the commercial and defense aerospace and gas turbines markets, favorable product pricing, partially offset by lower volumes in the commercial transportation market, higher cost pass through, and increased net headcount, primarily in the Engine Products segment, in support of expected revenue increases. Additionally, the decrease includes the impact of the acquisitions and divestiture completed this year, including amortization expense of inventory step-up recorded in accordance with the allocation of purchase price under accounting principles generally accepted in the United States of America (“GAAP”).
Selling, general administrative, and other expenses (“SG&A”). SG&A expenses were $148 in the second quarter of 2026 compared to $89 in the second quarter of 2025 and $259 in the six months ended June 30, 2026 compared to $174 in the six months ended June 30, 2025. The increase of $59, or 66%, in the second quarter of 2026 and the increase of $85, or 49%, in the six months ended June 30, 2026 was primarily due to higher employment costs, including incremental headcount from the acquisitions, acquisition and acquisition-related costs, and various other administrative expenses.
Provision for depreciation and amortization (“D&A”). The provision for D&A was $84 in the second quarter of 2026 compared to $69 in the second quarter of 2025 and $158 in the six months ended June 30, 2026 compared to $138 in the six months ended June 30, 2025. The increase of $15, or 22%, in the second quarter of 2026 and the increase of $20, or 14%, in the six months ended June 30, 2026 was primarily due to higher depreciation from additional capital investments in capacity expansions within the Engine Products segment, the CAM and Brunner acquisitions from the dates they were acquired by the Company, and amortization expense of inventory step-up recorded in accordance with the allocation of purchase price under GAAP.

Restructuring and other credits. Restructuring and other charges were less than $1 in the second quarter of 2026 compared to Restructuring and other charges of less than $1 in the second quarter of 2025. Restructuring and other credits were $93 in the six months ended June 30, 2026 compared to Restructuring and other credits of $4 in the six months ended June 30, 2025. Restructuring and other credits for the six months ended June 30, 2026 were primarily due to a gain on the sale of the Company’s disk forging facility in Savannah, Georgia within Engineered Structures of $93. Restructuring and other charges for the second quarter of 2025 were primarily due to a charge for layoff costs of $3, partially offset by a gain on the sale of assets at a previously closed facility in Forged Wheels of $2 and a reversal of $1 for a layoff reserve related to a prior period. Restructuring and other credits for the six months ended June 30, 2025 were primarily due to a gain on the sale of assets at a small U.K. manufacturing facility in Engineered Structures of $3, a gain on the sale of assets at a previously closed facility in Forged Wheels of $2, and a reversal of $2 for a layoff reserve related to a prior period, partially offset by a charge for layoff costs of $3.
See Note E to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional detail.
Interest expense, net. Interest expense, net was $51 in the second quarter of 2026 compared to $38 in the second quarter of 2025 and $94 in the six months ended June 30, 2026 compared to $77 in the six months ended June 30, 2025. The increase of $13, or 34%, in the second quarter of 2026 and $17, or 22%, in the six months ended June 30, 2026 was primarily due to the March 2026 issuance of $1,200 aggregate principal amount of notes that have interest rates ranging from 3.750% to 4.750% and the November 2025 issuance of $500 of 4.550% Notes due 2032, partially offset by the early prepayment of the JPY Term Loan Facility, the cross-currency swap that synthetically converted the 6.750% Bonds due 2028 into a lower fixed-interest-rate Japanese Yen liability, the early redemption of $625 of 5.900% Notes in December 2025, and prepayments of the USD Term Loan Facility during various periods in 2025. On an annual basis, the current year debt actions are expected to increase Interest expense, net by approximately $38.
See Note O to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional detail related to the Company’s debt.
Other expense, net. Other expense, net was $11 in the second quarter of 2026 compared to $14 in the second quarter of 2025 and $13 in the six months ended June 30, 2026 compared to $23 in the six months ended June 30, 2025. The decrease in expense of $3 in the second quarter of 2026 and $10 in the six months ended June 30, 2026 was primarily due to an increase in interest income resulting from additional cash on hand prior to the acquisition of CAM. Non-service related net periodic benefit costs related to defined benefit plans and other postretirement benefit plans are expected to increase by approximately $5 for the full year 2026 versus 2025.
See Note G to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional detail.
Provision for income taxes. The estimated annual effective tax rate, before discrete items, applied to ordinary income was 20.9% in the second quarter ended June 30, 2026 compared to 20.8% in the second quarter ended June 30, 2025. The tax rate including discrete items was 17.7% in the second quarter of 2026 compared to 13.2% in the second quarter of 2025. A discrete net tax benefit of $20 was recorded in the second quarter of 2026 compared to a discrete net tax benefit of $35 in the second quarter of 2025. The tax rate including discrete items was 17.9% in the six months ended June 30, 2026 and June 30, 2025. A discrete net tax benefit of $41 was recorded in the six months ended June 30, 2026 compared to a discrete net tax benefit of $26 recorded in the six months ended June 30, 2025. The 2026 estimated annual effective tax rate remains consistent with the 2025 rate.
See Note H to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional detail.
Net income. Net income was $534, or $1.33 per diluted share, in the second quarter of 2026 compared to $407, or $1.00 per diluted share, in the second quarter of 2025 and $1,114, or $2.77 per diluted share, in the six months ended June 30, 2026 compared to $751, or $1.84 per diluted share, in the six months ended June 30, 2025. The increase of $127 in the second quarter of 2026 and $363 in the six months ended June 30, 2026 was primarily due to growth in the commercial and defense aerospace and gas turbines markets, including engine spares, as well as favorable product pricing and the CAM and Brunner acquisitions, partially offset by lower volumes in the commercial transportation market.

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
In the first quarter of 2026, the Company’s CODM reorganized Howmet’s segments by moving a titanium alloy location from Engine Products to Engineered Structures as it better aligns with the operations of the Engineered Structures segment. The comparable periods of Engine Products and Engineered Structures have been recast to reflect the new alignment. The recasting had no impact on the Company’s consolidated results, financial position or cash flows. The recast historical segment information is available in Exhibit 99.1 to the Company’s Current Report on Form 8-K dated May 28, 2026.
Engine Products

	Second quarter ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Third-party sales	$1,373	$1,038	$2,626	$2,012
Segment Adjusted EBITDA	517	343	975	661
Segment Adjusted EBITDA Margin	37.7%	33.0%	37.1%	32.9%
Third-party sales for the Engine Products segment increased $335, or 32%, in the second quarter of 2026 compared to the second quarter of 2025, primarily due to growth in the commercial and defense aerospace and gas turbines markets, including engine spares growth.
Third-party sales for the Engine Products segment increased $614, or 31%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to growth in the commercial and defense aerospace and gas turbines markets, including engine spares growth.
Segment Adjusted EBITDA for the Engine Products segment increased $174, or 51%, in the second quarter of 2026 compared to the second quarter of 2025, primarily due to growth in the commercial and defense aerospace and gas turbines markets. The segment absorbed approximately 485 net headcount in the second quarter of 2026 in support of expected revenue increases.
Segment Adjusted EBITDA for the Engine Products segment increased $314, or 48%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to growth in the commercial and defense aerospace and gas turbines markets. The segment absorbed approximately 720 net headcount in the six months ended June 30, 2026, in support of expected revenue increases.
Segment Adjusted EBITDA Margin for the Engine Products segment increased approximately 470 basis points in the second quarter of 2026 compared to the second quarter of 2025, primarily due to growth in the commercial and defense aerospace and gas turbines markets.
Segment Adjusted EBITDA Margin for the Engine Products segment increased approximately 420 basis points in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to growth in the commercial and defense aerospace and gas turbines markets.

In 2026, as compared to 2025, demand in the commercial and defense aerospace and gas turbines markets is expected to increase, including engine spares growth in these markets. Capital expenditures are expected to remain elevated, with additional investments in capacity expansions to support aerospace and gas turbines market growth. Governmental policies, laws and regulations, and other geopolitical and economic factors, including inflation, customer requirements, tariffs, and fluctuations in foreign currency exchange rates and interest rates, may affect future results of operations and cash flow. The timing, extent, application, and level of tariffs by various governments and our ability to recover tariffs are subject to changes and uncertainties.
Fastening Systems

	Second quarter ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Third-party sales	$589	$431	$1,060	$843
Segment Adjusted EBITDA	177	126	327	253
Segment Adjusted EBITDA Margin	30.1%	29.2%	30.8%	30.0%
Third-party sales for the Fastening Systems segment increased $158, or 37%, in the second quarter of 2026 compared to the second quarter of 2025, primarily due to the CAM and Brunner acquisitions as well as growth in the commercial aerospace and defense aerospace markets.
Third-party sales for the Fastening Systems segment increased $217, or 26%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to the CAM and Brunner acquisitions as well as growth in the commercial aerospace and defense aerospace markets.
Segment Adjusted EBITDA for the Fastening Systems segment increased $51, or 40%, in the second quarter of 2026 compared to the second quarter of 2025, primarily due to growth in the commercial aerospace and defense aerospace markets as well as the CAM and Brunner acquisitions.
Segment Adjusted EBITDA for the Fastening Systems segment increased $74, or 29%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to growth in the commercial aerospace and defense aerospace markets as well as the CAM and Brunner acquisitions.
Segment Adjusted EBITDA Margin for the Fastening Systems segment increased approximately 90 basis points in the second quarter of 2026 compared to the second quarter of 2025, primarily due to growth in the commercial aerospace market, partially offset by the impacts of the CAM and Brunner acquisitions.
Segment Adjusted EBITDA Margin for the Fastening Systems segment increased approximately 80 basis points in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to growth in the commercial aerospace and defense aerospace markets, partially offset by the impacts of the CAM and Brunner acquisitions.
In 2026, as compared to 2025, demand in the commercial aerospace and defense aerospace markets is expected to increase, and results will also include the impacts of the CAM and Brunner acquisitions. Modest recovery in the commercial transportation market began in the second quarter of 2026 and is expected to continue into the second half of 2026, amid energy-related, economic, and regulatory uncertainty in North America. Governmental policies, laws and regulations, and other geopolitical and economic factors, including inflation, customer requirements, tariffs, and fluctuations in foreign currency exchange rates and interest rates, may affect future results of operations and cash flow. The timing, extent, application, and level of tariffs by various governments and our ability to recover tariffs are subject to changes and uncertainties.
The Brunner acquisition has been included in the operations of the Fastening Systems segment starting in February 2026. The CAM acquisition has been included in our Fastening Systems segment starting in the second quarter of 2026.
Engineered Structures

	Second quarter ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Third-party sales	$269	$308	$563	$612
Segment Adjusted EBITDA	64	68	130	135
Segment Adjusted EBITDA Margin	23.8%	22.1%	23.1%	22.1%

Third-party sales for the Engineered Structures segment decreased $39, or 13%, in the second quarter of 2026 compared to the second quarter of 2025, primarily due to the disk forging facility divestiture and product rationalization. The Engineered Structures segment continues to focus on the optimization of its manufacturing footprint and rationalization of product mix in order to maximize profitability.
Third-party sales for the Engineered Structures segment decreased $49, or 8%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to the disk forging facility divestiture and product rationalization. The Engineered Structures segment is focusing on the optimization of its manufacturing footprint and rationalization of product mix in order to maximize profitability.
Segment Adjusted EBITDA for the Engineered Structures segment decreased $4, or 6%, in the second quarter of 2026 compared to the second quarter of 2025 due to the disk forging facility divestiture and product rationalization, partially offset by productivity gains.
Segment Adjusted EBITDA for the Engineered Structures segment decreased $5, or 4% in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 due to the disk forging facility divestiture and product rationalization, partially offset by productivity gains.
Segment Adjusted EBITDA Margin for the Engineered Structures segment increased approximately 170 basis points in the second quarter of 2026 compared to the second quarter of 2025, primarily due to operational improvement efforts and lower net headcount.
Segment Adjusted EBITDA Margin for the Engineered Structures segment increased approximately 100 basis points in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to operational improvement efforts and lower net headcount.
The Engineered Structures segment continues to focus on the optimization of its manufacturing footprint, including the sale of its disk forging facility in Savannah, Georgia on March 31, 2026, and rationalization of product mix in order to maximize profitability. In 2026, as compared to 2025, this is expected to result in lower revenue in the commercial aerospace and defense aerospace markets. Governmental policies, laws and regulations, and other geopolitical and economic factors, including inflation, customer requirements, tariffs, and fluctuations in foreign currency exchange rates and interest rates, may affect future results of operations and cash flow. The timing, extent, application, and level of tariffs by various governments and our ability to recover tariffs are subject to changes and uncertainties.
Forged Wheels

	Second quarter ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Third-party sales	$316	$276	$611	$528
Segment Adjusted EBITDA	88	76	178	144
Segment Adjusted EBITDA Margin	27.8%	27.5%	29.1%	27.3%
Third-party sales for the Forged Wheels segment increased $40, or 14%, in the second quarter of 2026 compared to the second quarter of 2025 primarily due to an increase in aluminum and other inflationary cost pass through, partially offset by lower volumes in the commercial transportation market.
Third-party sales for the Forged Wheels segment increased $83, or 16%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to an increase in aluminum and other inflationary cost pass through and favorable foreign currency exchange rates, partially offset by lower volumes in the commercial transportation market.
Segment Adjusted EBITDA for the Forged Wheels segment increased $12, or 16%, in the second quarter of 2026 compared to the second quarter of 2025, primarily due to cost reductions, including lower net headcount, partially offset by lower volumes in the commercial transportation market.
Segment Adjusted EBITDA for the Forged Wheels segment increased $34, or 24%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to cost reductions, including lower net headcount, as well as favorable foreign currency exchange rates, partially offset by lower volumes in the commercial transportation market.
Segment Adjusted EBITDA Margin for the Forged Wheels segment increased approximately 30 basis points in the second quarter of 2026 compared to the second quarter of 2025, primarily due to cost reductions, including lower net headcount in response to lower volumes in the commercial transportation market, partially offset by higher aluminum and other inflationary cost pass through.

Segment Adjusted EBITDA Margin for the Forged Wheels segment increased approximately 180 basis points in the six months ended June 30, 2026 compared to the six months ended June 30, 2025, primarily due to cost reductions, including lower net headcount in response to lower volumes in the commercial transportation market, as well as favorable foreign currency exchange rates, partially offset by higher aluminum and other inflationary cost pass through.
In 2026, as compared to 2025, demand in the commercial transportation markets served by Forged Wheels is expected to remain low. Modest recovery in the commercial transportation market began in the second quarter and is expected to continue into the second half of 2026, amid volatile aluminum metal pricing and energy-related, economic, and regulatory uncertainty in North America. Governmental policies, laws and regulations, and geopolitical and other economic factors, including inflation, customer requirements, tariffs, and fluctuations in foreign currency exchange rates and interest rates, may affect future results of operations and cash flow. The timing, extent, application, and level of tariffs by various governments and our ability to recover tariffs are subject to changes and uncertainties.
Reconciliation of Total Segment Adjusted EBITDA to Income before income taxes

	Second quarter ended		Six months ended
	June 30,		June 30,
	2026	2025	2026	2025
Income before income taxes	$649	$469	$1,357	$915
Interest expense, net	51	38	94	77
Other expense, net	11	14	13	23
Operating income	$711	$521	$1,464	$1,015
Segment provision for depreciation and amortization	83	67	155	135
Unallocated amounts:
Restructuring and other credits	—	—	(93)	(4)
Corporate expense(1)	52	25	84	47
Total Segment Adjusted EBITDA	$846	$613	$1,610	$1,193
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
Corporate expense increased $27, or 108%, in the second quarter of 2026 compared to the second quarter of 2025 primarily due to acquisition and acquisition-related costs of $22 as well as employment costs.
Corporate expense increased $37, or 79%, in the six months ended June 30, 2026 compared to the six months ended June 30, 2025 primarily due to acquisition and acquisition-related costs of $28 as well as employment costs.
Environmental Matters
See the Environmental Matters section of Note Q to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Subsequent Events
See Note R to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for subsequent events.
Liquidity and Capital Resources
Operating Activities
Cash provided from operations was $1,036 in the six months ended June 30, 2026 compared to $699 in the six months ended June 30, 2025. The increase of $337, or 48%, was primarily due to higher operating results of $311 and lower working capital of $17, partially offset by higher pension contributions of $6. The components of the change in working capital primarily included favorable changes in accounts payable of $205, partially offset by unfavorable changes in inventories of $84, prepaid expenses and other current assets of $59, receivables of $26, other accrued expenses, including timing of interest payments on long-term debt and deferred revenue, of $12, and taxes, including income taxes, of $7.
Management expects Howmet’s estimated pension contributions and other postretirement benefit payments in 2026 to be approximately $65.

Financing Activities
Cash provided from financing activities was $685 in the six months ended June 30, 2026 compared to cash used for financing activities of $506 in the six months ended June 30, 2025. The increase of $1,191, or 235%, was primarily due to additions to debt of $1,200 and a net increase in commercial paper of $450, partially offset by increased common stock repurchases of $300, increased payments on debt of $109, increased taxes paid for the net share settlement of equity awards of $21 primarily due to the timing of payments year over year, and increased dividends paid to common stock shareholders of $14 due to a $0.02 increase in dividends per common share, from $0.10 per share in the second quarter of 2025 to $0.12 per share in the second quarter of 2026, and debt issuance costs of $12. On an annual basis, the current year debt actions are expected to increase Interest expense, net by approximately $38.
The declaration of future common stock dividends is subject to the discretion and approval of the Board of Directors of Howmet after the Board’s consideration of all factors it deems relevant and subject to applicable law.
The Company maintains a Five-Year Revolving Credit Agreement that provides a $1,000 senior unsecured revolving credit facility (the “5-Year Revolving Credit Facility”) and a 364-Day Revolving Credit Agreement that provides a $600 senior unsecured revolving credit facility (the “364-Day Revolving Credit Facility” and, together with the 5-Year Revolving Credit Facility, the “Revolving Credit Facilities”) with a syndicate of lenders and issuers named therein (See Note O to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference). There were no amounts outstanding as of June 30, 2026 or December 31, 2025, and no amounts were borrowed during 2026 or 2025 under these revolving credit agreements.
The Company has a commercial paper program under which the Company may issue unsecured commercial paper from time to time up to a maximum aggregate face amount of $1,000. The Company had $450 of commercial paper outstanding as of June 30, 2026, and no amounts were outstanding under the commercial paper program as of December 31, 2025. The Company had no commercial paper borrowings with original maturities greater than 90 days in 2026 or 2025. The Company’s commercial paper is sold on customary terms in the U.S. commercial paper market on a private placement basis. The proceeds of the commercial paper are used for general corporate purposes, including the CAM acquisition. In conjunction with the commercial paper program, the Company was assigned short-term credit ratings by Moody’s Investors Service, Inc., S&P Global Ratings, and Fitch Ratings, Inc.
The Company has an effective shelf registration statement on Form S-3, filed with the SEC, which allows for offerings of debt securities from time to time. The Company may opportunistically issue new debt securities in accordance with securities laws or utilize commercial paper in order to, but not limited to, refinance existing indebtedness. The Company continues to evaluate whether, when, and to what extent it may access capital markets, including any plans to refinance the $300 million aggregate principal amount of its 6.750% Bonds due January 2028 (the “2028 Bonds”). Our ability to refinance our indebtedness or enter into alternative financings in adequate amounts on commercially reasonable terms, or terms acceptable to us, may be affected by circumstances and economic events outside of our control. In the event that a refinancing does not occur before the maturity date of the 2028 Bonds, the Company believes that its projected cash on hand, and/or availability under the Revolving Credit Facilities will enable the Company to repay the 2028 Bonds.
In the future, the Company may, from time to time, redeem portions of its debt securities or repurchase portions of its debt or equity securities, in either the open market or through privately negotiated transactions, in accordance with applicable SEC and other legal requirements. The timing, prices, and sizes of purchases depend upon prevailing trading prices, general economic and market conditions, and other factors, including applicable securities laws. Such securities repurchases may be completed by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases, tender offers, and/or accelerated share repurchase agreements, or other derivative transactions.
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

The three major credit rating agencies have rated Howmet’s debt with investment grade ratings. The Company’s most recent short-term and long-term credit ratings, as well as the current outlook from the three major credit rating agencies are as follows:

	Short-Term	Long-Term	Outlook
S&P Global Ratings (“S&P”)	A-2	BBB+	Stable
Moody’s Investors Service, Inc. (“Moody’s”)	P-2	Baa1	Positive
Fitch Ratings, Inc. (“Fitch”)	F1	A-	Stable
On May 7, 2026, Moody’s updated Howmet’s rating outlook from stable to positive, citing strong demand for aerospace components, potential for free cash flow growth and sustained, low financial leverage.
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
Investing Activities
Cash used for investing activities was $1,900 in the six months ended June 30, 2026 compared to $212 in the six months ended June 30, 2025. The increase of $1,688, or 796%, was primarily due to cash used for the CAM and Brunner acquisitions, net of cash acquired, of $1,929, partially offset by an increase in proceeds from the sale of assets and businesses of $217, primarily due to the sale of its disk forging facility, and a decrease in capital expenditures of $23.
Total capital expenditures are anticipated to be approximately 5% of sales in 2026 including continued growth investments in the Engine Products segment.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the second quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
See Note Q to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to the Company’s repurchases of its common stock during the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)(2)
April 1 - April 30, 2026	609,306	$246.18	609,306	$1,047
May 1 - May 31, 2026	293,962	$258.53	293,962	$971
June 1 - June 30, 2026	293,788	$251.89	293,788	$897
Total for quarter ended June 30, 2026	1,197,056	$250.61	1,197,056
(1)Excludes commissions cost.
(2)The Company has a Share Repurchase Program (the “Share Repurchase Program”) under which the Company may repurchase shares by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements, or other derivative transactions. There is no stated expiration for the Share Repurchase Program. Under the Share Repurchase Program, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the Share Repurchase Program may be suspended, modified, or terminated at any time without prior notice. The Share Repurchase Program was authorized by the Company’s Board of Directors in August 2021 at $1,500 million, which was increased by the Board by $2,000 million in July 2024 to a total authorization of $3,500 million. As of August 3, 2026, the Company has approximately $697 million in Board authorization remaining available after giving effect to the additional $200 million share repurchases made in July 2026 at an average price per share of $276.61, which retired approximately 0.7 million additional shares.

Item 6. Exhibits.

31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.	Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Howmet Aerospace Inc.

August 6, 2026	/s/ Patrick Winterlich
Date	Patrick Winterlich
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

August 6, 2026	/s/ Barbara L. Shultz
Date	Barbara L. Shultz
Vice President and Controller
(Principal Accounting Officer)