Form 10-Q
period 2026-09-30
Howmet Aerospace Inc.
filed 2026-10-29
CIK 4281

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No  ☒
As of October 26, 2026, there were 397,660,490 shares of common stock, par value $1.00 per share, of the registrant outstanding.

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.
Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Operations (unaudited)
(in millions, except per-share amounts)

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Sales (D)	$2,703	$2,089	$7,563	$6,084
Cost of goods sold (exclusive of expenses below)	1,700	1,365	4,755	4,020
Selling, general administrative, and other expenses	120	100	379	274
Research and development expenses	11	10	28	27
Provision for depreciation and amortization	93	72	251	210
Restructuring and other charges (credits) (E)	2	—	(91)	(4)
Operating income	777	542	2,241	1,557
Interest expense, net	48	37	142	114
Other expense, net (G)	8	10	21	33
Income before income taxes	721	495	2,078	1,410
Provision for income taxes (H)	154	110	397	274
Net income	$567	$385	$1,681	$1,136

Amounts Attributable to Howmet Aerospace Common Shareholders (I):
Net income	$567	$384	$1,681	$1,134
Earnings per share:
Basic	$1.42	$0.96	$4.20	$2.81
Diluted	$1.42	$0.95	$4.18	$2.79
Average Shares Outstanding (I):
Basic	398	403	400	404
Diluted	400	405	402	406
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Comprehensive Income (unaudited)
(in millions)

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$567	$385	$1,681	$1,136
Other comprehensive income (loss), net of tax (J):
Change in unrecognized net actuarial loss and prior service cost related to pension and other postretirement benefits	3	2	11	8
Foreign currency translation adjustments	4	(13)	(38)	149
Net change in unrecognized (losses) gains on cash flow hedges	(5)	6	5	(33)
Total Other comprehensive income (loss), net of tax	2	(5)	(22)	124
Comprehensive income	$569	$380	$1,659	$1,260
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Consolidated Balance Sheet (unaudited)
(in millions)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$507	$742
Receivables from customers, less allowances of $— in both 2026 and 2025 (K)	1,116	779
Inventories (L)	2,113	1,849
Prepaid expenses and other current assets	381	409
Total current assets	4,117	3,779
Properties, plants, and equipment, net (M)	2,912	2,593
Goodwill	5,098	4,022
Deferred income taxes	48	40
Intangibles, net	855	457
Other noncurrent assets (N)	250	288
Total assets	$13,280	$11,179
Liabilities
Current liabilities:
Accounts payable, trade (Q)	$969	$845
Accrued compensation and retirement costs	373	343
Taxes, including income taxes (H)	88	77
Accrued interest payable	54	47
Deferred revenue	204	147
Other current liabilities (N)(Q)	136	121
Long-term debt due within one year (O)	1	191
Short-term borrowings (O)	390	—
Total current liabilities	2,215	1,771
Long-term debt, less amount due within one year (O)(P)	4,052	2,859
Accrued pension benefits (F)	493	546
Accrued other postretirement benefits (F)	33	38
Other noncurrent liabilities and deferred credits (N)	725	612
Total liabilities	7,518	5,826
Contingencies and commitments (Q)
Equity
Howmet Aerospace shareholders’ equity:
Common stock	398	402
Additional capital	1,438	2,531
Retained earnings	5,621	4,093
Accumulated other comprehensive loss (J)	(1,695)	(1,673)
Total equity	5,762	5,353
Total liabilities and equity	$13,280	$11,179
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Consolidated Cash Flows (unaudited)
(in millions)

	Nine months ended
	September 30,
	2026	2025
Operating activities
Net income	$1,681	$1,136
Adjustments to reconcile net income to cash provided from operations:
Depreciation and amortization	251	210
Deferred income taxes	48	75
Restructuring and other credits	(91)	(4)
Net realized and unrealized losses	14	17
Net periodic pension cost (F)	34	31
Stock-based compensation	80	59
Other	8	3
Changes in assets and liabilities, excluding effects of acquisitions, divestitures, and foreign currency translation adjustments:
Increase in receivables (K)	(284)	(180)
Increase in inventories (L)	(117)	(95)
Increase in prepaid expenses and other current assets	(40)	(11)
Increase in accounts payable, trade	68	17
Increase (decrease) in accrued expenses	79	(2)
Decrease in taxes, including income taxes	(23)	(3)
Pension contributions	(36)	(30)
Increase in noncurrent assets	(8)	(6)
Increase in noncurrent liabilities	81	13
Cash provided from operations	1,745	1,230
Financing Activities
Net change in commercial paper (O)	390	—
Additions to debt (O)	1,200	—
Repurchases and payments on debt (O)	(186)	(140)
Debt issuance costs (O)	(12)	—
Repurchases of common stock	(1,100)	(500)
Dividends paid to shareholders	(153)	(131)
Taxes paid for net share settlement of equity awards	(68)	(45)
Other	(6)	(4)
Cash provided from (used for) financing activities	65	(820)
Investing Activities
Capital expenditures (D)	(345)	(329)
Acquisitions, net of cash acquired (C)	(1,929)	—
Proceeds from the sale of assets and businesses (C)	226	9
Additions to investments	—	(9)
Sale of investments	2	13
Cash used for investing activities	(2,046)	(316)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	1	1
Net change in cash, cash equivalents and restricted cash	(235)	95
Cash, cash equivalents and restricted cash at beginning of period	743	565
Cash, cash equivalents and restricted cash at end of period	$508	$660

The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(in millions, except per-share amounts)

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at June 30, 2025	$55	$404	$2,898	$3,434	$(1,749)	$5,042
Net income	—	—	—	385	—	385
Other comprehensive loss (J)	—	—	—	—	(5)	(5)
Cash dividends declared:
Preferred-Class A @ $0.9375 per share (I)	—	—	—	(1)	—	(1)
Common @ $0.24 per share	—	—	—	(96)	—	(96)
Repurchase and retirement of common stock (I)	—	(1)	(201)	—	—	(202)
Stock-based compensation	—	—	20	—	—	20
Balance at September 30, 2025	$55	$403	$2,717	$3,722	$(1,754)	$5,143

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at June 30, 2026	$—	$400	$1,919	$5,110	$(1,697)	$5,732
Net income	—	—	—	567	—	567
Other comprehensive income (J)	—	—	—	—	2	2
Cash dividends declared:
Common @ $0.14 per share	—	—	—	(56)	—	(56)
Repurchase and retirement of common stock (I)	—	(2)	(502)	—	—	(504)
Stock-based compensation	—	—	23	—	—	23
Common stock issued: compensation plans	—	—	(2)	—	—	(2)
Balance at September 30, 2026	$—	$398	$1,438	$5,621	$(1,695)	$5,762
The accompanying notes are an integral part of the consolidated financial statements.

Howmet Aerospace Inc. and subsidiaries
Statement of Changes in Consolidated Equity (unaudited)
(U.S. dollars in millions, except per-share amounts)

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2024	$55	$405	$3,206	$2,766	$(1,878)	$4,554
Net income	—	—	—	1,136	—	1,136
Other comprehensive income (J)	—	—	—	—	124	124
Cash dividends declared:
Preferred-Class A @ $2.8125 per share (I)	—	—	—	(2)	—	(2)
Common @ $0.44 per share	—	—	—	(178)	—	(178)
Repurchase and retirement of common stock (I)	—	(3)	(501)	—	—	(504)
Stock-based compensation	—	—	59	—	—	59
Common stock issued: compensation plans	—	1	(47)	—	—	(46)
Balance at September 30, 2025	$55	$403	$2,717	$3,722	$(1,754)	$5,143

	Preferred stock	Common stock	Additional capital	Retained earnings	Accumulated other comprehensive loss	Total Equity
Balance at December 31, 2025	$—	$402	$2,531	$4,093	$(1,673)	$5,353
Net income	—	—	—	1,681	—	1,681
Other comprehensive loss (J)	—	—	—	—	(22)	(22)
Cash dividends declared:
Common @ $0.38 per share	—	—	—	(153)	—	(153)
Repurchase and retirement of common stock (I)	—	(4)	(1,105)	—	—	(1,109)
Stock-based compensation	—	—	80	—	—	80
Common stock issued: compensation plans	—	—	(68)	—	—	(68)
Balance at September 30, 2026	$—	$398	$1,438	$5,621	$(1,695)	$5,762
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
In the nine months ended September 30, 2026, the Company derived approximately 68% of its revenue from products sold to the commercial and defense aerospace markets. The timing and level of future aircraft builds by original equipment manufacturers (“OEMs”) are subject to changes and uncertainties, including but not limited to geopolitical tensions or volatility in global energy and raw material markets, which may cause our future results to differ from prior periods due to changes in product mix in certain segments.
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
The Company’s preliminary allocation of the purchase price for both the CAM and Brunner acquisitions, based upon the estimated fair value of assets acquired and liabilities assumed, is as follows:

Assets Acquired
Receivables from customers	$83
Inventories	159
Properties, plants, and equipment	204
Other noncurrent assets	49
Intangible assets	425
Total Assets Acquired	920
Liabilities Assumed
Accounts payable, trade	$40
Accrued compensation and retirement costs	14
Other current liabilities	10
Other noncurrent liabilities	23
Total Liabilities Assumed	87

Net Assets Acquired	$833

Goodwill	$1,096
The final allocations of purchase price will be based on management’s best estimates. Valuations of the assets acquired, other studies related to potential environmental and contingent liabilities, and other liabilities assumed may result in the identification of other intangible assets or liabilities. The valuations are expected to be completed by the end of 2026. The CAM and Brunner acquisitions have been included in the operations of the Fastening Systems segment, with revenue primarily included within Aerospace - Commercial, Aerospace - Defense, and Other in end-market revenue (See Note D). The aforementioned acquisitions’ combined third-party sales were approximately 3% of the Company’s consolidated sales and approximately 1% of consolidated net income from the respective acquisition dates through September 30, 2026.
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
Forged Wheels
Forged Wheels provides forged aluminum wheels and related products for heavy-duty trucks and the commercial transportation market.

The operating results of the Company’s reportable segments were as follows:

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Third quarter ended September 30, 2026
Sales:
Third-party sales	$1,451	$630	$295	$327	$2,703
Inter-segment sales	2	—	13	—	15
Total sales	$1,453	$630	$308	$327	$2,718
Expenses:
Segment Adjusted cost of goods sold(1)	$855	$403	$229	$230	$1,717
Other segment items(2)	31	42	9	11	93
Profit and loss:
Segment Adjusted EBITDA	$567	$185	$70	$86	$908
Provision for depreciation and amortization	41	29	10	11	91
Restructuring and other credits	1	2	(1)	—	2
Other:
Capital expenditures	$95	$19	$14	$14	$142

Third quarter ended September 30, 2025
Sales:
Third-party sales	$1,087	$448	$307	$247	$2,089
Inter-segment sales	2	—	7	—	9
Total sales	$1,089	$448	$314	$247	$2,098
Expenses:
Segment Adjusted cost of goods sold(1)	$698	$280	$241	$162	$1,381
Other segment items(2)	29	30	9	12	80
Profit and loss:
Segment Adjusted EBITDA	$362	$138	$64	$73	$637
Provision for depreciation and amortization	37	12	10	11	70
Other:
Capital expenditures	$73	$13	$10	$9	$105

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Nine months ended September 30, 2026
Sales:
Third-party sales	$4,077	$1,690	$858	$938	$7,563
Inter-segment sales	7	—	29	—	36
Total sales	$4,084	$1,690	$887	$938	$7,599
Expenses:
Segment Adjusted cost of goods sold(1)	$2,451	$1,065	$659	$641	$4,816
Other segment items(2)	91	113	28	33	265
Profit and loss:
Segment Adjusted EBITDA	$1,542	$512	$200	$264	$2,518
Provision for depreciation and amortization	121	62	31	32	246
Restructuring and other credits	1	2	(94)	—	(91)
Other:
Capital expenditures	$231	$47	$34	$21	$333
Total assets	5,942	4,745	1,268	756	12,711

Nine months ended September 30, 2025
Sales:
Third-party sales	$3,099	$1,291	$919	$775	$6,084
Inter-segment sales	7	—	22	—	29
Total sales	$3,106	$1,291	$941	$775	$6,113
Expenses:
Segment Adjusted cost of goods sold(1)	$2,002	$812	$716	$525	$4,055
Other segment items(2)	81	88	26	33	228
Profit and loss:
Segment Adjusted EBITDA	$1,023	$391	$199	$217	$1,830
Provision for depreciation and amortization	105	36	33	31	205
Restructuring and other charges (credits)	—	1	(4)	(1)	(4)
Other:
Capital expenditures	$232	$32	$23	$32	$319
Total assets	5,512	2,782	1,446	733	$10,473
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

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Total Segment Adjusted EBITDA	$908	$637	$2,518	$1,830
Segment provision for depreciation and amortization	(91)	(70)	(246)	(205)
Unallocated amounts:
Restructuring and other credits	(2)	—	91	4
Corporate expense(1)	(38)	(25)	(122)	(72)
Operating income	$777	$542	$2,241	$1,557
Interest expense, net	(48)	(37)	(142)	(114)
Other expense, net	(8)	(10)	(21)	(33)
Income before income taxes	$721	$495	$2,078	$1,410
(1)    Corporate expense includes selling, general administrative and other expenses, costs of corporate headquarters, acquisition and acquisition-related costs, costs associated with closures, supply chain disruptions, and other items.
The following table reconciles total segment capital expenditures with Capital expenditures as presented in the Statement of Consolidated Cash Flows.

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Total segment capital expenditures	$142	$105	$333	$319
Corporate	5	3	12	10
Capital expenditures	$147	$108	$345	$329

The following table disaggregates segment revenue by major market served. Differences between the total segment and consolidated totals are in Corporate.

	Engine Products	Fastening Systems	Engineered Structures	Forged Wheels	Total Segment
Third quarter ended September 30, 2026
Aerospace - Commercial	$824	$439	$196	$—	$1,459
Aerospace - Defense	239	73	79	—	391
Commercial Transportation	—	57	—	327	384
Gas Turbines	348	1	—	—	349
Other	40	60	20	—	120
Total end-market revenue	$1,451	$630	$295	$327	$2,703

Third quarter ended September 30, 2025
Aerospace - Commercial	$591	$310	$208	$—	$1,109
Aerospace - Defense	229	44	84	—	357
Commercial Transportation	—	54	—	247	301
Gas Turbines	241	—	—	—	241
Other	26	40	15	—	81
Total end-market revenue	$1,087	$448	$307	$247	$2,089

Nine months ended September 30, 2026
Aerospace - Commercial	$2,296	$1,173	$564	$—	$4,033
Aerospace - Defense	727	188	231	—	1,146
Commercial Transportation	—	164	—	938	1,102
Gas Turbines	953	1	—	—	954
Other	101	164	63	—	328
Total end-market revenue	$4,077	$1,690	$858	$938	$7,563

Nine months ended September 30, 2025
Aerospace - Commercial	$1,688	$882	$615	$—	$3,185
Aerospace - Defense	654	130	258	—	1,042
Commercial Transportation	—	163	—	775	938
Gas Turbines	678	—	—	—	678
Other	79	116	46	—	241
Total end-market revenue	$3,099	$1,291	$919	$775	$6,084
The Company derived 68% and 69% of its revenue from the aerospace (commercial and defense) markets for the nine months ended September 30, 2026 and 2025, respectively.
GE Aerospace and RTX Corporation represented approximately 14% and 11%, respectively, of the Company’s third-party sales in the nine months ended September 30, 2026. RTX Corporation and GE Aerospace represented approximately 11% and 10%, respectively, of the Company’s third-party sales in the nine months ended September 30, 2025. These sales were primarily from the Engine Products segment.
Total deferred revenue was $397 ($204 in Deferred revenue and $193 in Other noncurrent liabilities) and $253 ($147 in Deferred revenue and $106 in Other noncurrent liabilities) as of September 30, 2026 and December 31, 2025, respectively.

E. Restructuring and Other Charges (Credits)

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Layoff costs	$2	$—	$2	$3
Reversals of previously recorded layoff reserves	—	—	—	(2)
Pension and Other post-retirement benefits - net settlements (F)	1	—	1	—
Net gains related to divestitures of assets and businesses (C)	(1)	(1)	(94)	(6)
Other	—	1	—	1
Total restructuring and other charges (credits)	$2	$—	$(91)	$(4)
In the third quarter of 2026, the Company recorded Restructuring and other charges of $2, which were primarily due to a charge for layoff costs of $2 including the separation of 31 employees (23 in Fastening Systems and 8 in Corporate) and a charge for the termination of the United Kingdom (“U.K.”) pension plan of $1, partially offset by a gain related to post-closing adjustments from the May 2024 sale of a small U.K. manufacturing facility in Engineered Structures of $1. The post-closing adjustments related to this May 2024 sale have been completed.
In the nine months ended September 30, 2026, the Company recorded Restructuring and other credits of $91, which were primarily due to a gain on the sale of its disk forging facility in Savannah, Georgia within Engineered Structures of $93 in the first quarter of 2026 and a gain related to post-closing adjustments from the May 2024 sale of a small U.K. manufacturing facility in Engineered Structures of $1, partially offset by a charge for layoff costs of $2 including the separation of 31 employees (23 in Fastening Systems and 8 in Corporate) and a charge for the termination of the U.K. pension plan of $1.
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

	Layoff costs	Other exit costs	Total
Reserve balances at December 31, 2025	$1	$—	$1
Cash payments	—	(1)	(1)
Restructuring and other charges (credits)	2	(93)	(91)
Other(1)	—	94	94
Reserve balances at September 30, 2026	$3	$—	$3
(1)In the nine months ended September 30, 2026, other for other exit costs were primarily due to a gain on the sale of the disk forging facility in Savannah, Georgia within Engineered Structures of $93 and a gain related to post-closing adjustments from the May 2024 sale of a small U.K. manufacturing facility in Engineered Structures of $1.
The remaining reserves as of September 30, 2026 are expected to be paid in cash in 2026 and 2027.

F. Retirement and Other Postretirement Benefits
The components of net periodic cost (benefit) were as follows:

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Pension benefits
Service cost	$—	$1	$1	$2
Interest cost	16	18	47	56
Expected return on plan assets	(14)	(17)	(41)	(50)
Recognized net actuarial loss	9	8	27	23
Settlements	1	—	1	—
Net periodic cost(1)	$12	$10	$35	$31

Other postretirement benefits
Service cost	$—	$—	$—	$—
Interest cost	1	1	2	3
Recognized net actuarial gain	(3)	(2)	(7)	(6)
Amortization of prior service benefit	(1)	(2)	(5)	(7)
Net periodic benefit(1)	$(3)	$(3)	$(10)	$(10)
(1)Service cost was included within Cost of goods sold; settlements were included in Restructuring and other charges; all other cost components were recorded in Other expense, net in the Statement of Consolidated Operations.
In August 2025, the Company entered into an agreement to insure the remaining amount of its obligations in its U.K. pension plan. In September 2026, the Company settled the U.K. pension plan’s remaining administrative obligations, and termination of this plan was completed, which resulted in a settlement charge of $1.
For the third quarter and nine months ended September 30, 2026, Howmet’s combined pension contributions and other postretirement benefit payments were approximately $17 and $44, respectively. For the third quarter and nine months ended September 30, 2025, Howmet’s combined pension contributions and other postretirement benefit payments were approximately $17 and $36, respectively.
G. Other Expense, Net

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Non-service costs - pension and other postretirement benefits (F)	$8	$6	$23	$19
Interest income	(5)	(5)	(22)	(13)
Foreign currency (gains) losses, net	(1)	(1)	1	(4)
Net realized and unrealized losses	6	6	14	17
Deferred compensation	—	4	6	14
Other, net	—	—	(1)	—
Total other expense, net	$8	$10	$21	$33
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
The estimated annual effective tax rate, before discrete items, applied to ordinary income was 20.8% in the third quarter and nine months ended September 30, 2026, and 21.4% in the third quarter and nine months ended September 30, 2025.

The 2026 rate was lower than the U.S. federal statutory rate of 21% primarily due to a U.S. deduction on Foreign-Derived Deduction Eligible Income (“FDDEI”) formerly known as Foreign-Derived Intangible Income (“FDII”), and a net benefit related to U.S. federal and state research and development (“R&D”) credits, partially offset by incremental state income tax, nondeductible expenses, and foreign earnings subject to tax in jurisdictions with tax rates higher than the U.S. federal statutory rate of 21%. The 2025 rate was higher than the U.S. federal statutory rate of 21% primarily due to incremental state income tax, additional U.S. tax on Global Intangible Low-Taxed Income (“GILTI”) and other foreign earnings, nondeductible expenses, and foreign earnings subject to tax in jurisdictions with tax rates higher than the U.S. federal statutory rate of 21%, partially offset by a U.S. deduction on FDII, a net benefit related to U.S. federal and state R&D credits, and a U.S. tax benefit recognized for foreign tax credits. The 2026 rate was lower than the 2025 rate primarily due to a larger U.S. deduction on FDDEI.
For the third quarter of 2026 and 2025, the tax rate including discrete items was 21.4% and 22.2%, respectively. In the third quarter of 2026, the Company recorded a discrete net tax charge of $6 attributable to a charge related to a foreign pension plan termination of $5, a charge for a valuation allowance related to U.S. foreign tax credits of $3, and a charge for an international withholding tax reserve of $1, reduced by an excess tax benefit for stock compensation of $2, and a net benefit for other small items of $1. In the third quarter of 2025, the Company recorded a discrete net tax benefit of $1 for other small items.
For the nine months ended September 30, 2026 and September 30, 2025, the tax rate including discrete items was 19.1% and 19.4%, respectively. In the nine months ended September 30, 2026, the Company recorded a discrete net tax benefit of $35 attributable to an excess benefit for stock compensation of $24, a benefit to release a valuation allowance related to U.S. foreign tax credits of $19, a benefit to release a valuation allowance related to U.S. state tax losses of $10, a benefit to release a tax reserve in Germany of $3, and a net benefit for other small items of $1, reduced by a charge to establish an international withholding tax reserve of $17, and a charge related to a foreign pension plan termination of $5. In the nine months ended September 30, 2025, the Company recorded a discrete net tax benefit of $27 attributable to benefits related to U.S. tax accounting method changes for the deduction of certain prior period transaction and other costs of $17, an excess benefit for stock compensation of $14, and a net benefit related to U.S. federal and state R&D credits claimed for prior years of $5, reduced by a net charge related to the expiration of a tax holiday in China of $6, a charge for a tax reserve established in Germany of $2, and a net charge for other small items of $1.
The tax provision was comprised of the following:

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Pre-tax income at estimated annual effective income tax rate before discrete items	$150	$106	$432	$301
Impact of change in estimated annual effective tax rate on previous quarter’s pre-tax income	(2)	5	—	—
Other discrete items	6	(1)	(35)	(27)
Provision for income taxes	$154	$110	$397	$274

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
The information used to compute basic and diluted EPS attributable to Howmet common shareholders was as follows (shares in millions in the table below):

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$567	$385	$1,681	$1,136
Less: preferred stock dividends declared	—	1	—	2
Net income available to Howmet Aerospace common shareholders - basic and diluted	$567	$384	$1,681	$1,134

Average shares outstanding - basic	398	403	400	404
Effect of dilutive securities:
Stock and performance awards	2	2	2	2
Average shares outstanding - diluted	400	405	402	406
There were no shares relating to outstanding stock options excluded from the calculation of average shares outstanding - diluted for the third quarter and nine months ended September 30, 2026 and 2025.
Common stock outstanding as of September 30, 2026 and 2025 was 398 million and 403 million, respectively. Howmet redeemed all outstanding shares of its $3.75 Cumulative Class A Preferred Stock on December 17, 2025. There is no preferred stock outstanding as of September 30, 2026.
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
The following table provides details for share repurchases made for the periods presented:

	Number of shares(1)	Average price per share(2)	Total
Q1 2026 open market repurchase	1,301,914	$230.43	$300

Q2 2026 open market repurchase	1,197,056	$250.61	$300

Q3 2026 open market repurchase	1,888,442	$264.77	$500

2026 open market repurchases as of September 30, 2026	4,387,412	$250.72	$1,100

Q1 2025 open market repurchase	1,006,102	$124.24	$125

Q2 2025 open market repurchase	1,229,313	$142.36	$175

Q3 2025 open market repurchase	1,097,686	$182.20	$200

2025 open market repurchases as of September 30, 2025	3,333,101	$150.01	$500
(1)All of the shares repurchased have been retired.
(2)Excludes commissions cost.

The Share Repurchase Program was authorized by the Company’s Board of Directors in August 2021 at $1,500, which was increased by $2,000 by the Board in July 2024. On October 28, 2026, the Board authorized an additional $5,000 increase to the Share Repurchase Program. After giving effect to the share repurchases made through October 28, 2026, the Company has approximately $5,397 in Board authorization remaining available.
As average shares outstanding are used in the calculation for both basic and diluted EPS, the full impact of share repurchases and issuances is not fully realized in EPS in the period of repurchase or issuance since share activity may occur at varying points during a period.
For excise tax on net repurchases, the Company recorded $5 in the third quarter ended September 30, 2026 and $10 in the nine months ended September 30, 2026 and $2 in the third quarter and $4 in the nine months ended September 30, 2025 to additional capital.
J. Accumulated Other Comprehensive Loss
The following table details the activity of the three components that comprise Accumulated other comprehensive loss:

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Pension and other postretirement benefits (F)
Balance at beginning of period	$(584)	$(666)	$(592)	$(672)
Other comprehensive income:
Unrecognized net actuarial (loss) and prior service cost	(8)	(1)	(8)	(1)
Tax benefit	6	—	6	1
Total Other comprehensive (loss) before reclassifications, net of tax	(2)	(1)	(2)	—
Amortization of net actuarial loss and prior service benefit(1)	6	4	16	10
Tax expense(2)	(1)	(1)	(3)	(2)
Total amount reclassified from Accumulated other comprehensive loss, net of tax(3)	5	3	13	8
Total Other comprehensive income	3	2	11	8
Balance at end of period	$(581)	$(664)	$(581)	$(664)
Foreign currency translation
Balance at beginning of period	$(1,094)	$(1,045)	$(1,052)	$(1,207)
Other comprehensive income (loss)(4)	4	(13)	(38)	149
Balance at end of period	$(1,090)	$(1,058)	$(1,090)	$(1,058)
Cash flow hedges
Balance at beginning of period	$(19)	$(38)	$(29)	$1
Other comprehensive (loss) income:
Net change from periodic revaluations(5)	(5)	8	9	(42)
Tax benefit (expense)	1	(2)	(2)	9
Total Other comprehensive (loss) income before reclassifications, net of tax	(4)	6	7	(33)
Net amount reclassified to earnings(6)	(1)	—	(2)	—
Total Other comprehensive (loss) income	(5)	6	5	(33)
Balance at end of period	$(24)	$(32)	$(24)	$(32)

Accumulated other comprehensive loss	$(1,695)	$(1,754)	$(1,695)	$(1,754)
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

(5)Includes the change in the cross-currency swaps related to the 6.750% Bonds due 2028 and the 4.850% Notes due 2031 (See Note O). In all periods presented, no amounts related to the changes were reclassified to earnings. The cross-currency swaps were recorded in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet.
(6)These amounts were recorded in Cost of goods sold in the Statement of Consolidated Operations.
K. Receivables
Sale of Receivables Programs
The Company maintains an accounts receivables securitization arrangement through a wholly-owned special purpose entity (“SPE”). The net cash funding from the sale of accounts receivable was neither a use of cash nor a source of cash for the third quarter or nine months ended September 30, 2026 or September 30, 2025.
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
The facility limit under the Receivables Purchase Agreement was $250 as of both September 30, 2026 and December 31, 2025, of which $250 was drawn as of both September 30, 2026 and December 31, 2025. As collateral against the sold receivables, the SPE maintains a certain level of unsold receivables, which were $329 and $217 as of September 30, 2026 and December 31, 2025, respectively.
The Company sold $418 and $1,069 during the third quarter and nine months ended September 30, 2026, respectively, and $403 and $1,232 during the third quarter and nine months ended September 30, 2025, respectively, of its receivables without recourse and received cash funding under this program, resulting in derecognition of the receivables from the Company’s Consolidated Balance Sheet. Costs associated with the sales of receivables are reflected in the Company’s Statement of Consolidated Operations in Other expense, net for the periods in which the sales occur. Cash receipts from sold receivables under the Receivables Purchase Agreement are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows.
Other Customer Receivable Sales
In the third quarter and nine months ended September 30, 2026, the Company sold certain customers’ receivables without recourse of $372 and $1,043, respectively, in exchange for cash. In the third quarter and nine months ended September 30, 2025, the Company sold certain customers’ receivables without recourse of $234 and $640, respectively, in exchange for cash. The Company has no continuing involvement in the aforementioned amounts sold or outstanding, resulting in the derecognition of the receivables from the Company’s Consolidated Balance Sheet. The net proceeds are presented in changes in receivables within operating activities in the Statement of Consolidated Cash Flows and the costs associated with the sales of receivables are reflected in the Company’s Statement of Consolidated Operations in Other expense, net for the periods in which the sales occur.
L. Inventories

	September 30, 2026	December 31, 2025
Finished goods	$447	$462
Work-in-process	1,047	885
Purchased raw materials	527	424
Operating supplies	92	78
Total inventories	$2,113	$1,849
As of September 30, 2026 and December 31, 2025, the portion of inventories valued on a last-in, first-out (“LIFO”) basis was $676 and $642, respectively. If valued on an average-cost basis, total inventories would have been $412 and $333 higher as of September 30, 2026 and December 31, 2025, respectively.

M. Properties, Plants, and Equipment, net

	September 30, 2026	December 31, 2025
Land and land rights	$120	$85
Structures	1,197	1,134
Machinery and equipment	4,523	4,275
	5,840	5,494
Less: accumulated depreciation and amortization	3,358	3,236
	2,482	2,258
Construction work-in-progress	430	335
Properties, plants, and equipment, net	$2,912	$2,593
The Company had unpaid capital expenditures of $87, $68, and $72 as of September 30, 2026, December 31, 2025, and September 30, 2025, respectively, which results in cash outflows within investing activities in the Statement of Consolidated Cash Flows in subsequent periods.
N. Leases
Operating lease cost, which includes short-term leases and variable lease payments and approximates cash paid, was $21 and $19 in the third quarter of 2026 and 2025, respectively, and $60 and $54 in the nine months ended September 30, 2026 and September 30, 2025.
Operating lease right-of-use assets and lease liabilities in the Consolidated Balance Sheet were as follows:

	September 30, 2026	December 31, 2025
Right-of-use assets classified in Other noncurrent assets	$178	$162

Current portion of lease liabilities classified in Other current liabilities	$46	$42
Long-term portion of lease liabilities classified in Other noncurrent liabilities and deferred credits	132	121
Total lease liabilities	$178	$163
O. Debt

	September 30, 2026	December 31, 2025
JPY Term Loan Facility, due 2026	$—	$191
6.750% Bonds, due 2028(1)	300	300
3.750% Notes, due 2028	400	—
3.000% Notes, due 2029	700	700
3.900% Notes, due 2029	300	—
4.850% Notes, due 2031(2)	500	500
4.550% Notes, due 2032	500	500
4.750% Notes, due 2036	500	—
5.950% Notes, due 2037	625	625
4.750% Iowa Finance Authority Loan, due 2042	250	250
Short-term borrowings	390	—
Other, net(3)	(22)	(16)
	4,443	3,050
Less: amounts due within one year	391	191
Total long-term debt	$4,052	$2,859
(1)The Company entered into a cross-currency swap to synthetically convert the 6.750% Bonds due 2028 (the “2028 Bonds”) into a Japanese Yen liability of approximately ¥47,760 million with a fixed annual interest rate of 3.880%.
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
Debt
Term Loan Facility. The Company maintained a Japanese yen-denominated, senior unsecured term loan facility (the “JPY Term Loan Facility”). On May 22, 2026, the Company completed the early prepayment of the remaining outstanding principal amount under its JPY Term Loan Facility of ¥29,702 million (approximately $186) with cash on hand. As of the date of early prepayment and December 31, 2025, the Company was in compliance with all applicable covenants under the JPY Term Loan Facility.
There were no amounts outstanding under the JPY Term Loan Facility as of September 30, 2026 and ¥29,702 million ($191) outstanding as of December 31, 2025.
Public Debt. On March 3, 2026, the Company completed the offerings of aggregate principal amounts of $400 of 3.750% Notes due 2028 (the “2028 Notes”), $300 of 3.900% Notes due 2029 (the “2029 Notes”) and $500 of 4.750% Notes due 2036 (the “2036 Notes”). The Company utilized the net proceeds of $1,193 from these debt issuances as part of the financing for the CAM Acquisition (see Note C).
On May 22, 2026, the Company entered into a cross-currency swap to synthetically convert the outstanding $300 aggregate principal amount of its 2028 Bonds into a Japanese Yen liability of approximately ¥47,760 million. The fixed interest rate on the Japanese Yen liability is 3.880% per annum. Amounts payable to holders of these bonds remain unchanged.
Short-term Borrowings
Commercial Paper. The Company maintains a $1,000 commercial paper program, under which $390 was outstanding with a weighted average interest rate of 4.223% as of September 30, 2026, and no amounts were outstanding as of December 31, 2025. The Company reduced commercial paper outstanding by $60 during the third quarter of 2026. The Company had no commercial paper borrowings with original maturities greater than 90 days in 2026 or 2025. Amounts outstanding under the commercial paper program are supported by the unused commitments under the Company’s $600 364-Day Revolving Credit Facility and $1,000 5-Year Revolving Credit Facility.
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
The Revolving Credit Facilities are unsecured, and amounts payable under them will rank pari passu with all other unsecured, unsubordinated indebtedness of the Company. U.S. dollar denominated loans under the Revolving Credit Facilities will bear interest at a base rate, or a rate equal to the Term Secured Overnight Financing Rate (“SOFR”) plus adjustment, and Euro-denominated loans will bear interest at the Euro inter-bank offered rate (“EURIBOR”), plus in each case, an applicable margin based on the credit ratings of the Company’s outstanding senior unsecured long-term debt. Based on the Company’s current long-term debt ratings, which are subject to change, there would be no applicable margin on base rate loans for either of the Revolving Credit Facilities. The applicable margin on Term SOFR and EURIBOR loans would be 0.910% per annum for the 5-Year Revolving Credit Facility and 0.930% per annum for the 364-Day Revolving Credit Facility. Loans under the Revolving Credit Facilities may be prepaid without premium or penalty, subject to customary breakage costs.

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
As of September 30, 2026 and December 31, 2025, the Company was in compliance with all covenants under the Revolving Credit Agreements.
There were no amounts outstanding as of September 30, 2026 or December 31, 2025, and no amounts were borrowed during 2026 or 2025 under the Revolving Credit Facilities.
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

		September 30, 2026		December 31, 2025
		Carrying value	Fair value	Carrying value	Fair value
Available-for-sale securities	Level 1	$17	$17	$18	$18
Held-to-maturity investments	Level 2	$3	$3	$5	$5
Long-term debt, less long-term debt due within one year	Level 2	$4,052	$3,894	$2,859	$2,919
Restricted cash, which is included in Prepaid expenses and other current assets in the Consolidated Balance Sheet, was $1 as of both September 30, 2026 and December 31, 2025.
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
The Company’s remediation reserve balance was $18 and $16 as of September 30, 2026 and December 31, 2025, respectively, and was recorded primarily in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet (of which $8 and $7 were classified as a current liability as of September 30, 2026 and December 31, 2025, respectively) and reflects the most probable costs to remediate identified environmental conditions for which costs can be reasonably estimated. Payments related to remediation expenses applied against the reserve were $1 and $2 in the third quarter and nine months ended September 30, 2026, respectively, and included expenditures currently mandated, as well as those not required by any regulatory authority or third party.
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

Raul v. Albaugh, et al. (United States District Court for the District of Delaware). On June 22, 2018, a derivative complaint was filed nominally on behalf of Arconic Inc. by a purported Arconic Inc. stockholder against the then directors and certain officers of Arconic Inc., naming Arconic Inc. as a nominal defendant. The complaint alleged violations of federal securities laws relating to the Grenfell Fire, as well as claims under Delaware state law. On February 10, 2026, the court held a final settlement approval hearing, and the parties’ Stipulation of Settlement was approved. The Stipulation of Settlement had no material impact on the Company’s results of operations or cash flows. The case has been closed.
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
Commitments
Letters of Credit. The Company has outstanding letters of credit primarily related to workers’ compensation, environmental obligations, tax matters, and insurance obligations. The total amount committed under these letters of credit, which automatically renew or expire at various dates, primarily in 2026 and 2027, was $71 as of September 30, 2026.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to retain letters of credit of $38, which are included in the $71 in the above paragraph, that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims that occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation and letters of credit fees paid by the Company are proportionally billed to, and are reimbursed by, Arconic Corporation and Alcoa Corporation, respectively. Also, the Company was required to provide letters of credit for certain Arconic Corporation environmental obligations and, as a result, the Company has $8 of outstanding letters of credit relating to such liabilities, which are also included in the $71 in the above paragraph. Arconic Corporation is being billed for these letter of credit fees paid by the Company and will reimburse the Company for any payments made under these letters of credit.
Surety Bonds. The Company has outstanding surety bonds primarily related to customs duties, workers’ compensation, pension, environmental-related matters, and contract performance. The total amount committed under these annual surety bonds, which automatically renew or expire at various dates, primarily in 2026 and 2027, was $41 as of September 30, 2026.
Pursuant to the Separation and Distribution Agreements between the Company and Arconic Corporation and between the Company and Alcoa Corporation, the Company is required to provide surety bonds of $17, which are included in the $41 in the above paragraph, that had previously been provided related to the Company, Arconic Corporation, and Alcoa Corporation workers’ compensation claims that occurred prior to the respective separation transactions of April 1, 2020 and November 1, 2016. Arconic Corporation and Alcoa Corporation workers’ compensation claims and surety bond fees paid by the Company are proportionately billed to, and are reimbursed by, Arconic Corporation and Alcoa Corporation, respectively.

Guarantees. Pursuant to the Separation and Distribution Agreement between the Company and Alcoa Corporation, Howmet was required to provide certain guarantees for Alcoa Corporation, which were included in Other noncurrent liabilities and deferred credits in the Consolidated Balance Sheet. The remaining guarantee which had a fair value of $5 as of both September 30, 2026 and December 31, 2025, relates to a long-term energy supply agreement that expires in 2047 at an Alcoa Corporation facility, for which the Company is secondarily liable in the event of a payment default by Alcoa Corporation. If the Company incurs any liability under this guarantee, Arconic Corporation is obligated to indemnify the Company for 50% of such liability. The Company currently views the risk of an Alcoa Corporation payment default on its obligations under the contract to be remote. The Company is required to provide a guarantee up to an estimated present value amount of approximately $1,141 as of both September 30, 2026 and December 31, 2025 in the event of an Alcoa Corporation default. In the fourth quarter of 2025, a surety bond with a limit of $80 relating to this guarantee was obtained by Alcoa Corporation to protect Howmet’s obligation. This surety bond will be renewed on an annual basis by Alcoa Corporation.
As of September 30, 2026, Howmet had other outstanding bank guarantees related to customs duties, plant expansion, rental, and environmental obligations. The total amount committed under these guarantees, which expire at various dates between 2026 and 2028, was $5 as of September 30, 2026.
Other Liabilities
Supplier Financing Arrangements. We offer voluntary supplier finance programs to suppliers who may elect to sell their receivables to third parties at the sole discretion of both the suppliers and the third parties. The program is at no cost to the Company and provides additional liquidity to our suppliers, if they desire, at their cost. Under these programs, the Company pays the third-party bank, rather than the supplier, the stated amount of the confirmed invoices on the original maturity date of the invoices. The Company or the third-party bank may terminate a program upon at least 30 days’ notice. Supplier invoices under the program require payment in full no more than approximately 120 days of the invoice date. As of September 30, 2026 and December 31, 2025, supplier invoices that are subject to future payment under these programs were $285 and $266, respectively, and are included in Accounts payable, trade in the Consolidated Balance Sheet.
R. Subsequent Events
Management evaluated all activity of Howmet and concluded that no subsequent events have occurred that would require recognition in the Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements, except as noted below:
See Note I regarding an increase in share repurchase authorization by the Company’s Board of Directors.

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
In the nine months ended September 30, 2026, the Company derived approximately 68% of its revenue from products sold to the commercial and defense aerospace markets. The timing and level of future aircraft builds by original equipment manufacturers (“OEMs”) are subject to changes and uncertainties, including but not limited to geopolitical tensions or volatility in global energy and raw material markets, which may cause our future results to differ from prior periods due to changes in product mix in certain segments.
For additional information regarding the ongoing risks related to our business, see section Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Results of Operations
Earnings Summary:
Sales. Sales were $2,703 in the third quarter of 2026 compared to $2,089 in the third quarter of 2025, and $7,563 in the nine months ended September 30, 2026 compared to $6,084 in the nine months ended September 30, 2025. The increase of $614, or 29%, in the third quarter of 2026 and the increase of $1,479, or 24% in the nine months ended September 30, 2026, was primarily due to growth in the commercial and defense aerospace, gas turbines, and commercial transportation markets, growth in engine spares, favorable product pricing, cost pass through, and sales from the Consolidated Aerospace Manufacturing, LLC (“CAM”) and Brunner Manufacturing Co. Inc. (“Brunner”) acquisitions from the dates they were acquired by the Company, partially offset by the disk forging facility divestiture on March 31, 2026. Product price increases are in excess of material and inflationary cost pass through to our customers.
Cost of goods sold (“COGS”). COGS as a percentage of Sales was 62.9% in the third quarter of 2026 compared to 65.3% in the third quarter of 2025, and 62.9% in the nine months ended September 30, 2026 compared to 66.1% in the nine months ended September 30, 2025. The decrease in the third quarter and nine months ended September 30, 2026 was primarily due to growth in the commercial and defense aerospace, gas turbines, and commercial transportation markets and favorable product pricing, partially offset by higher cost pass through and increased net headcount, primarily in the Engine Products segment, in support of expected revenue increases. Additionally, the decrease includes the impact of the acquisitions and divestiture completed this year, including expenses from the inventory step-up recorded in accordance with the allocation of purchase price under accounting principles generally accepted in the United States of America (“GAAP”).
Selling, general administrative, and other expenses (“SG&A”). SG&A expenses were $120 in the third quarter of 2026 compared to $100 in the third quarter of 2025 and $379 in the nine months ended September 30, 2026 compared to $274 in the nine months ended September 30, 2025. The increase of $20, or 20%, in the third quarter of 2026 and the increase of $105, or 38%, in the nine months ended September 30, 2026 was primarily due to higher employment costs, including incremental headcount from the acquisitions, acquisition and acquisition-related costs, and various other administrative expenses.
Provision for depreciation and amortization (“D&A”). The provision for D&A was $93 in the third quarter of 2026 compared to $72 in the third quarter of 2025 and $251 in the nine months ended September 30, 2026 compared to $210 in the nine months ended September 30, 2025. The increase of $21, or 29%, in the third quarter of 2026 and the increase of $41, or 20%, in the nine months ended September 30, 2026 was primarily due to higher depreciation from additional capital investments in capacity expansions within the Engine Products segment and, from the dates they were acquired by the Company, the additional D&A on the fair value of fixed assets and intangible assets acquired in the CAM and Brunner transactions.

Restructuring and other charges (credits). Restructuring and other charges were $2 in the third quarter of 2026 compared to Restructuring and other credits of less than $1 in the third quarter of 2025. Restructuring and other credits were $91 in the nine months ended September 30, 2026 compared to Restructuring and other credits of $4 in the nine months ended September 30, 2025. Restructuring and other credits for the nine months ended September 30, 2026 were primarily due to a gain on the sale of the Company’s disk forging facility in Savannah, Georgia within Engineered Structures of $93 and a gain related to post-closing adjustments from the May 2024 sale of a small U.K. manufacturing facility in Engineered Structures of $1. Restructuring and other charges for the third quarter of 2025 were primarily due to a gain related to post-closing adjustments from the May 2024 sale of a small U.K. manufacturing facility in Engineered Structures of $1 partially offset by exit related costs, including accelerated depreciation, of $1. Restructuring and other credits for the nine months ended September 30, 2025 were primarily due to a gain on the sale of assets at a small U.K. manufacturing facility in Engineered Structures of $3, a gain on the sale of assets at a previously closed facility in Forged Wheels of $2, a reversal of $2 for a layoff reserve related to a prior period, and a gain related to post-closing adjustments from the May 2024 sale of a small U.K. manufacturing facility in Engineered Structures of $1, partially offset by a charge for layoff costs of $3 and exit related costs, including accelerated depreciation, of $1.
See Note E to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional detail.
Interest expense, net. Interest expense, net was $48 in the third quarter of 2026 compared to $37 in the third quarter of 2025 and $142 in the nine months ended September 30, 2026 compared to $114 in the nine months ended September 30, 2025. The increase of $11, or 30%, in the third quarter of 2026 and $28, or 25%, in the nine months ended September 30, 2026 was primarily due to the March 2026 issuance of $1,200 aggregate principal amount of notes that have interest rates ranging from 3.750% to 4.750%, the November 2025 issuance of $500 of 4.550% Notes due 2032, and the commercial paper borrowings that had weighted average interest rates of 3.979%, partially offset by the early prepayment of the JPY Term Loan Facility, the cross-currency swap that synthetically converted the 6.750% Bonds due 2028 into a lower fixed-interest-rate Japanese Yen liability, the early redemption of $625 of 5.900% Notes in December 2025, and prepayments of the USD Term Loan Facility during various periods in 2025. On an annual basis, the current year long-term debt actions are expected to increase Interest expense, net by approximately $38.
See Note O to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional detail related to the Company’s debt.
Other expense, net. Other expense, net was $8 in the third quarter of 2026 compared to $10 in the third quarter of 2025 and $21 in the nine months ended September 30, 2026 compared to $33 in the nine months ended September 30, 2025. The decrease in expense of $12 in the nine months ended September 30, 2026 was primarily due to an increase in interest income resulting from additional cash on hand prior to the acquisition of CAM and lower deferred compensation. Non-service related net periodic benefit costs related to defined benefit plans and other postretirement benefit plans are expected to increase by approximately $5 for the full year 2026 versus 2025.
See Note G to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional detail.
Provision for income taxes. The estimated annual effective tax rate, before discrete items, applied to ordinary income was 20.8% in the third quarter ended September 30, 2026 compared to 21.4% in the third quarter ended September 30, 2025. The tax rate including discrete items was 21.4% in the third quarter of 2026 compared to 22.2% in the third quarter of 2025. A discrete net tax charge of $6 was recorded in the third quarter of 2026 compared to a discrete net tax benefit of $1 in the third quarter of 2025. The tax rate including discrete items was 19.1% in the nine months ended September 30, 2026 compared to 19.4% in the nine months ended September 30, 2025. A discrete net tax benefit of $35 was recorded in the nine months ended September 30, 2026 compared to a discrete net tax benefit of $27 recorded in the nine months ended September 30, 2025. The 2026 estimated annual effective tax rate was lower than the 2025 rate primarily due to a larger U.S. deduction on Foreign-Derived Deduction Eligible Income (“FDDEI”) formerly known as Foreign-Derived Intangible Income (“FDII”).
See Note H to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for additional detail.
Net income. Net income was $567, or $1.42 per diluted share, in the third quarter of 2026 compared to $385, or $0.95 per diluted share, in the third quarter of 2025 and $1,681, or $4.18 per diluted share, in the nine months ended September 30, 2026 compared to $1,136, or $2.79 per diluted share, in the nine months ended September 30, 2025. The increase of $182 in the third quarter of 2026 and $545 in the nine months ended September 30, 2026 was primarily due to growth in the commercial and defense aerospace, gas turbines, and commercial transportation markets, growth in engine spares, favorable product pricing and the impact of the CAM and Brunner acquisitions.

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
Engine Products

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Third-party sales	$1,451	$1,087	$4,077	$3,099
Segment Adjusted EBITDA	567	362	1,542	1,023
Segment Adjusted EBITDA Margin	39.1%	33.3%	37.8%	33.0%
Third-party sales for the Engine Products segment increased $364, or 33%, in the third quarter of 2026 compared to the third quarter of 2025, primarily due to growth in the commercial aerospace and gas turbines markets, as well as engine spares growth.
Third-party sales for the Engine Products segment increased $978, or 32%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to growth in the commercial and defense aerospace and gas turbines markets, as well as engine spares growth.
Segment Adjusted EBITDA for the Engine Products segment increased $205, or 57%, in the third quarter of 2026 compared to the third quarter of 2025, primarily due to growth in the commercial aerospace and gas turbines markets. The segment absorbed approximately 520 net headcount in the third quarter of 2026 in support of expected revenue increases.
Segment Adjusted EBITDA for the Engine Products segment increased $519, or 51%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to growth in the commercial and defense aerospace and gas turbines markets. The segment absorbed approximately 1,240 net headcount in the nine months ended September 30, 2026, in support of expected revenue increases.
Segment Adjusted EBITDA Margin for the Engine Products segment increased approximately 580 basis points in the third quarter of 2026 compared to the third quarter of 2025, primarily due to growth in the commercial aerospace and gas turbines markets.
Segment Adjusted EBITDA Margin for the Engine Products segment increased approximately 480 basis points in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to growth in the commercial and defense aerospace and gas turbines markets.

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
Fastening Systems

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Third-party sales	$630	$448	$1,690	$1,291
Segment Adjusted EBITDA	185	138	512	391
Segment Adjusted EBITDA Margin	29.4%	30.8%	30.3%	30.3%
Third-party sales for the Fastening Systems segment increased $182, or 41%, in the third quarter of 2026 compared to the third quarter of 2025, primarily due to the CAM and Brunner acquisitions as well as growth in the commercial and defense aerospace markets. Excluding the CAM and Brunner acquisitions, revenue grew 10%.
Third-party sales for the Fastening Systems segment increased $399, or 31%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to the CAM and Brunner acquisitions as well as growth in the commercial aerospace and defense aerospace markets. Excluding the CAM and Brunner acquisitions, revenue grew 12%.
Segment Adjusted EBITDA for the Fastening Systems segment increased $47, or 34%, in the third quarter of 2026 compared to the third quarter of 2025, driven by growth in the commercial and defense aerospace markets and including the impacts of the CAM and Brunner acquisitions.
Segment Adjusted EBITDA for the Fastening Systems segment increased $121, or 31%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, driven by growth in the commercial and defense aerospace markets and including the impacts of the CAM and Brunner acquisitions.
Segment Adjusted EBITDA Margin for the Fastening Systems segment decreased approximately 140 basis points in the third quarter of 2026 compared to the third quarter of 2025, primarily due to the impacts of the CAM and Brunner acquisitions partially offset by growth in the commercial and defense aerospace markets.
Segment Adjusted EBITDA Margin for the Fastening Systems segment was flat in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to the impacts of the CAM and Brunner acquisitions, offset by growth in the commercial aerospace and defense aerospace markets.
In 2026, as compared to 2025, demand in the commercial aerospace and defense aerospace markets is expected to increase, and results will include the impacts of the CAM and Brunner acquisitions. In 2026, as compared to 2025, demand in the commercial transportation market is expected to have a modest recovery. Governmental policies, laws and regulations, and other geopolitical and economic factors, including inflation, customer requirements, tariffs, and fluctuations in foreign currency exchange rates and interest rates, may affect future results of operations and cash flow. The timing, extent, application, and level of tariffs by various governments and our ability to recover tariffs are subject to changes and uncertainties.
The Brunner acquisition has been included in the operations of the Fastening Systems segment starting in February 2026. The CAM acquisition has been included in the Fastening Systems segment starting in the second quarter of 2026.
Engineered Structures

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Third-party sales	$295	$307	$858	$919
Segment Adjusted EBITDA	70	64	200	199
Segment Adjusted EBITDA Margin	23.7%	20.8%	23.3%	21.7%

Third-party sales for the Engineered Structures segment decreased $12, or 4%, in the third quarter of 2026 compared to the third quarter of 2025, primarily due to the disk forging facility divestiture and product rationalization. Excluding the disk forging facility divestiture, revenue grew 8%. The Engineered Structures segment continues to focus on the optimization of its manufacturing footprint and rationalization of product mix in order to maximize profitability.
Third-party sales for the Engineered Structures segment decreased $61, or 7%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to the disk forging facility divestiture and product rationalization. Excluding the disk forging facility divestiture, revenue was flat. The Engineered Structures segment is focusing on the optimization of its manufacturing footprint and rationalization of product mix in order to maximize profitability.
Segment Adjusted EBITDA for the Engineered Structures segment increased $6, or 9%, in the third quarter of 2026 compared to the third quarter of 2025 primarily due to productivity gains, partially offset by the disk forging facility divestiture and product rationalization.
Segment Adjusted EBITDA for the Engineered Structures segment increased $1, or 1% in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to productivity gains mostly offset by the disk forging facility divestiture and product rationalization.
Segment Adjusted EBITDA Margin for the Engineered Structures segment increased approximately 290 basis points in the third quarter of 2026 compared to the third quarter of 2025, primarily due to operational improvement efforts.
Segment Adjusted EBITDA Margin for the Engineered Structures segment increased approximately 160 basis points in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to operational improvement efforts.
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
Forged Wheels

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Third-party sales	$327	$247	$938	$775
Segment Adjusted EBITDA	86	73	264	217
Segment Adjusted EBITDA Margin	26.3%	29.6%	28.1%	28.0%
Third-party sales for the Forged Wheels segment increased $80, or 32%, in the third quarter of 2026 compared to the third quarter of 2025 primarily due to higher volumes in the commercial transportation market and an increase in aluminum and other inflationary cost pass through.
Third-party sales for the Forged Wheels segment increased $163, or 21%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to an increase in aluminum and other inflationary cost pass through, favorable foreign currency exchange rates, and higher volumes in the commercial transportation market.
Segment Adjusted EBITDA for the Forged Wheels segment increased $13, or 18%, in the third quarter of 2026 compared to the third quarter of 2025, primarily due to higher volumes in the commercial transportation market.
Segment Adjusted EBITDA for the Forged Wheels segment increased $47, or 22%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to cost reductions, favorable foreign currency rates, and higher volumes in the commercial transportation market.
Segment Adjusted EBITDA Margin for the Forged Wheels segment decreased approximately 330 basis points in the third quarter of 2026 compared to the third quarter of 2025, primarily due to aluminum and other inflationary cost pass through, partially offset by higher volumes in the commercial transportation market.

Segment Adjusted EBITDA Margin for the Forged Wheels segment increased approximately 10 basis points in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, primarily due to cost reductions, favorable foreign currency exchange rates, and higher volumes in the commercial transportation market, mostly offset by higher aluminum and other inflationary cost pass through.
In 2026, as compared to 2025, demand in the commercial transportation markets served by Forged Wheels is expected to remain moderate. Modest recovery in the commercial transportation market began in the second quarter and is expected to continue, amid energy-related, economic, and regulatory uncertainty in North America. Governmental policies, laws and regulations, and geopolitical and other economic factors, including inflation, customer requirements, tariffs, and fluctuations in foreign currency exchange rates and interest rates, may affect future results of operations and cash flow. The timing, extent, application, and level of tariffs by various governments and our ability to recover tariffs are subject to changes and uncertainties.
Reconciliation of Total Segment Adjusted EBITDA to Income before income taxes

	Third quarter ended		Nine months ended
	September 30,		September 30,
	2026	2025	2026	2025
Income before income taxes	$721	$495	$2,078	$1,410
Interest expense, net	48	37	142	114
Other expense, net	8	10	21	33
Operating income	$777	$542	$2,241	$1,557
Segment provision for depreciation and amortization	91	70	246	205
Unallocated amounts:
Restructuring and other credits	2	—	(91)	(4)
Corporate expense(1)	38	25	122	72
Total Segment Adjusted EBITDA	$908	$637	$2,518	$1,830
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
Corporate expense increased $13, or 52%, in the third quarter of 2026 compared to the third quarter of 2025 primarily due to acquisition and acquisition-related costs of $7 as well as employment costs and various other administrative expenses.
Corporate expense increased $50, or 69%, in the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 primarily due to acquisition and acquisition-related costs of $35 as well as employment costs and various other administrative expenses.
Environmental Matters
See the Environmental Matters section of Note Q to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Subsequent Events
See Note R to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for subsequent events.
Liquidity and Capital Resources
Operating Activities
Cash provided from operations was $1,745 in the nine months ended September 30, 2026 compared to $1,230 in the nine months ended September 30, 2025. The increase of $515, or 42%, was primarily due to higher operating results of $498 and increased noncurrent liabilities of $68, related to deferred revenue, partially offset by higher working capital of $43, and higher pension contributions of $6. The components of the change in working capital primarily included unfavorable changes in receivables of $104, prepaid expenses and other current assets of $29, inventories of $22, and taxes, including income taxes, of $20, partially offset by favorable changes in other accrued expenses of $81, related to deferred revenue and compensation-related accruals, and accounts payable of $51.

Management expects Howmet’s estimated pension contributions and other postretirement benefit payments in 2026 to be approximately $65.
Financing Activities
Cash provided from financing activities was $65 in the nine months ended September 30, 2026 compared to cash used for financing activities of $820 in the nine months ended September 30, 2025. The increase in cash provided of $885, or 108%, was primarily due to additions to debt of $1,200 and a net increase in commercial paper of $390, partially offset by increased common stock repurchases of $600, increased payments on debt of $46, increased taxes paid for the net share settlement of equity awards of $23 primarily due to the increased stock price year over year, and increased dividends paid to common stock shareholders of $22, primarily due to a $0.06 increase in dividends per common share, from $0.32 per share in the nine months ended September 30, 2025 to $0.38 per share in the nine months ended September 30, 2026, and debt issuance costs of $12. Common stock outstanding as of September 30, 2026 and December 31, 2025 was 397,656,778 and 401,620,565, respectively. Diluted common stock outstanding as of September 30, 2026 and December 31, 2025 was 399,450,237 and 403,759,503, respectively. On an annual basis, the current year long-term debt actions are expected to increase Interest expense, net by approximately $38.
The declaration of future common stock dividends is subject to the discretion and approval of the Board of Directors of Howmet after the Board’s consideration of all factors it deems relevant and subject to applicable law.
The Company maintains a Five-Year Revolving Credit Agreement that provides a $1,000 senior unsecured revolving credit facility (the “5-Year Revolving Credit Facility”) and a 364-Day Revolving Credit Agreement that provides a $600 senior unsecured revolving credit facility (the “364-Day Revolving Credit Facility” and, together with the 5-Year Revolving Credit Facility, the “Revolving Credit Facilities”) with a syndicate of lenders and issuers named therein (See Note O to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q for reference). There were no amounts outstanding as of September 30, 2026 or December 31, 2025, and no amounts were borrowed during 2026 or 2025 under these revolving credit agreements.
The Company has a commercial paper program under which the Company may issue unsecured commercial paper from time to time up to a maximum aggregate face amount of $1,000. The Company had $390 of commercial paper outstanding as of September 30, 2026, and no amounts were outstanding under the commercial paper program as of December 31, 2025. The Company had no commercial paper borrowings with original maturities greater than 90 days in 2026 or 2025. The Company’s commercial paper is sold on customary terms in the U.S. commercial paper market on a private placement basis. The proceeds of the commercial paper are used for general corporate purposes. In conjunction with the commercial paper program, the Company was assigned short-term credit ratings by Moody’s Investors Service, Inc., S&P Global Ratings, and Fitch Ratings, Inc.
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
Investing Activities
Cash used for investing activities was $2,046 in the nine months ended September 30, 2026 compared to $316 in the nine months ended September 30, 2025. The increase of $1,730, or 547%, was primarily due to cash used for the CAM and Brunner acquisitions, net of cash acquired, of $1,929 and an increase in capital expenditures of $16, partially offset by an increase in proceeds from the sale of assets and businesses of $217, primarily due to the sale of the disk forging facility within Engineered Structures.
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
(b) Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings.
See Note Q to the Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors.
There have been no material changes from the risk factors previously disclosed in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table presents information with respect to the Company’s repurchases of its common stock during the quarter ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share(1)	Total Number of Shares Purchased as Part of Publicly Announced Repurchase Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)(1)(2)
July 1 - July 31, 2026	723,044	$276.61	723,044	$697
August 1 - August 31, 2026	270,742	$277.01	270,742	$622
September 1 - September 30, 2026	894,656	$251.49	894,656	$397
Total for quarter ended September 30, 2026	1,888,442	$264.77	1,888,442
(1)Excludes commissions cost.
(2)The Company has a Share Repurchase Program (the “Share Repurchase Program”) under which the Company may repurchase shares by means of trading plans established from time to time in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, block trades, private transactions, open market repurchases and/or accelerated share repurchase agreements, or other derivative transactions. There is no stated expiration for the Share Repurchase Program. Under the Share Repurchase Program, the Company may repurchase shares from time to time, in amounts, at prices, and at such times as the Company deems appropriate, subject to market conditions, legal requirements and other considerations. The Company is not obligated to repurchase any specific number of shares or to do so at any particular time, and the Share Repurchase Program may be suspended, modified, or terminated at any time without prior notice. The Share Repurchase Program was authorized by the Company’s Board of Directors in August 2021 at $1,500 million, which was increased by $2,000 million by the Board in July 2024. On October 28, 2026, the Board authorized an additional $5,000 million increase to the Share Repurchase Program. After giving effect to the share repurchases made through October 28, 2026, the Company has approximately $5,397 million in Board authorization remaining available.

Item 6. Exhibits.

10.1	Non-Employee Director Compensation Policy, effective January 1, 2027.
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104.
Cover Page Interactive Data File - the cover page from this Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included within the Exhibit 101 attachments).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Howmet Aerospace Inc.

October 29, 2026	/s/ Patrick Winterlich
Date	Patrick Winterlich
Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

October 29, 2026	/s/ Barbara L. Shultz
Date	Barbara L. Shultz
Vice President and Controller
(Principal Accounting Officer)